Form 10-K
period 2021-10-03
STARBUCKS CORP
filed 2021-11-19
CIK 829224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 3, 2021
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on March 28, 2021 as reported on the Nasdaq Global Select Market was $129.3 billion. As of November 12, 2021, there were 1,173.2 million shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on March 16, 2022 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

STARBUCKS CORPORATION
Form 10-K
For the Fiscal Year Ended October 3, 2021

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

PART I
Item 1. Business
General
In this Annual Report on Form 10-K (“10-K” or “Report”) for the fiscal year ended October 3, 2021 (“fiscal 2021”), Starbucks Corporation (together with its subsidiaries) is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
Starbucks is the premier roaster, marketer and retailer of specialty coffee in the world, operating in 84 markets. Formed in 1985, Starbucks Corporation’s common stock trades on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “SBUX.” We purchase and roast high-quality coffees that we sell, along with handcrafted coffee, tea and other beverages and a variety of high-quality food items through company-operated stores. We also sell a variety of coffee and tea products and license our trademarks through other channels, such as licensed stores as well as grocery and foodservice through our Global Coffee Alliance with Nestlé S.A. (“Nestlé”). In addition to our flagship Starbucks Coffee brand, we sell goods and services under the following brands: Teavana, Seattle’s Best Coffee, Evolution Fresh, Ethos, Starbucks Reserve and Princi.
Our primary objective is to maintain Starbucks standing as one of the most recognized and respected brands in the world. We believe our work to create a company that is profit-, people- and planet-positive, along with our ability to successfully execute strategies that support this work, contribute to our primary objective.
Profit-Positive
Our profit-positive efforts are aligned with our global long-term “Growth at Scale” agenda to deliver consistent revenue and income growth, through focus and discipline. We believe incremental investments in our brand, principally to support our people- and planet-positive work, will deliver long-term targeted revenue and income growth. This includes expansion of our global store base, adding stores in both existing, developed markets such as the U.S. and in newer, higher growth markets such as China, as well as optimizing the mix of company-operated and licensed stores around the world. In addition, by leveraging experiences gained through our stores and elsewhere, we continue to drive beverage, equipment, process and technology innovation. We strive to regularly offer consumers new, innovative coffee and other products in a variety of forms, across new categories, diverse channels and alternative store formats. We are committed to further investments in our partners (employees) and our industry-leading digital platform as well as environmental, social and governance issues underscoring our mission and values. Our disciplined capital allocation methodology, which prioritizes high-return investments as well as share repurchases and competitive dividends, rounds out our “Growth at Scale” agenda and our profit-positive vision.
People-Positive
Our people-positive vision is to cultivate an inclusive environment where everyone belongs. This includes empowering our partners with opportunities to pursue their aspirations while living our mission and values, acting with empathy and compassion and sharing in our success. This enables our partners to deliver an elevated Starbucks Experience to our customers every day. We also strive to develop long-lasting trust and make tangible differences in the communities where we serve by investing in humanity and the well-being of everyone we connect with, advancing initiatives that support diversity, equity and inclusion through education, pay equity, hiring commitments and meaningful community involvement, including donations.
Planet-Positive
Our planet-positive vision is to give back more than we take from the planet. This includes reducing our environmental impacts, such as expanding reusable packaging, conserving water, shifting to renewable energy and eliminating landfill waste, and committing to the sustainability of high-quality coffee and other raw materials. Sustainability of our raw materials, especially coffee, is paramount to our business operations. We are committed to ethically sourcing coffee, tea and cocoa, donating disease-resistant coffee trees to farmers, providing farmers access to low-interest loans and sharing the expertise of our agronomists with all coffee farmers, among other things.
Human Capital Management
As a company, Starbucks mission is not only to deliver outstanding financial results by offering exceptional and unique products and services, but to also create a strong connection with the communities where we operate. We believe the strength of our workforce is one of the significant contributors to our success as a global brand that leads with purpose as part of our people-positive vision. This is largely attributed to our partners who strive every day to create a welcoming and inclusive environment. Therefore, one of our core strategies is to invest in and support our partners to differentiate our brand, products and services in the competitive specialty coffee market, including the following areas of focus:
Oversight and Management
We recognize the diversity of customers, partners and communities, and believe in creating an inclusive and equitable environment that represents a broad spectrum of backgrounds and cultures. Working under these principles, our Partner

Resources Organization is tasked with managing employment-related matters, including recruiting and hiring, onboarding and training, compensation planning, performance management and professional development. Our Board of Directors and Board committees provide oversight on certain human capital matters, including our Inclusion and Diversity programs and initiatives. As noted in its charter, our Compensation and Management Development Committee is responsible for periodically reviewing Starbucks partner resource programs and initiatives, including healthcare and other benefits, as well as our management development and succession planning practices and strategies. Our Audit and Compliance Committee works closely with the Risk Management Committee, led by Starbucks cfo and general counsel, to monitor and mitigate current and emerging labor and human capital management risks. Furthermore, our Nominating and Corporate Governance Committee, in consultation with management, including our chief partner officer and chief inclusion and diversity officer, annually evaluates the effectiveness of our social responsibility policies, goals and programs, which also include partner-related issues. These reports and recommendations to the Board and its committees are part of the broader framework that guides how Starbucks should attract, retain and develop a skilled workforce that aligns with our values and strategies.
We regularly conduct anonymous surveys to seek feedback from our partners on a variety of topics, including confidence in company leadership, competitiveness of our compensation and benefits package, career growth opportunities and recommendations on how we can remain an employer of choice. The results are shared with our partners and reviewed by senior leadership, who analyze areas of progress or deterioration and prioritize actions and activities in response to this feedback to drive meaningful improvements in partner engagement. Our management and cross-functional teams also work closely to evaluate human capital management issues such as partner retention, workplace safety, harassment and bullying, as well as to implement measures to mitigate these risks.
Diversity, Equity and Inclusion
We are committed to creating a welcoming and inclusive environment. We believe it is our responsibility to advance racial and social equity, and we are committed to furthering that work with intention, transparency and accountability. In 2021, we published our third Civil Rights Assessment that evaluated our ongoing efforts related to diversity, equity and inclusion and how they support our mission and values. The report addressed our progress over time and provides recommendations for how we can better advance diversity, equity and inclusion on behalf of our partners, customers and communities.
We continue to welcome our partners, customers, civil rights and community leaders, along with our chief inclusion and diversity officer, to advise us along this journey.
Starbucks has made specific racial equity commitments based on our principles of being intentional, transparent and accountable at all levels:
•Being intentional in cultivating a culture of inclusion, with a focus on partner retention and development.
◦Launching a mentorship program connecting black, indigenous and people of color (“BIPOC”) partners to senior leaders, beginning with a cohort of leaders, senior vice president and above, as well as BIPOC directors in corporate and retail roles.
◦Investing in strategic partnerships with professional organizations that focus on the development of BIPOC talent, providing additional development opportunities for our BIPOC partners.
•Being transparent in our approach to Inclusion and Diversity goal setting and progress.
◦Publicly sharing workforce diversity data.
◦Setting annual Inclusion and Diversity goals based on retention rates and progress towards achieving BIPOC representation. Our goal is for at least 30% of all corporate roles and at least 40% of all retail and manufacturing roles to be held by BIPOC partners by 2025.
•Holding ourselves accountable at the highest levels of the organization.
◦Incorporating metrics focused on building inclusive and diverse teams into our executive compensation programs beginning in fiscal 2021.
◦Joining the Board Diversity Action Alliance to act alongside other companies similarly committed to increasing racially and ethnically diverse representation on corporate boards of directors.
◦Publicizing self-identified race/ethnicity of each member of our board of directors.
Total Rewards
We have demonstrated a history of investing in our workforce by offering competitive salaries and wages by continuously assessing the current business environment and labor market. We have consistently made enhancements in wages in order to attract talent to support our growth strategy and to elevate the customer experience. To foster a stronger sense of ownership and align the interests of partners with shareholders, restricted stock units are provided to eligible non-executive partners under our broad-based stock incentive programs. Furthermore, we offer comprehensive, locally relevant and innovative benefits to all eligible partners. In the U.S., our largest and most mature market, these include:
•Comprehensive health insurance coverage is offered to partners working an average of 20 hours or more each week.
•100% upfront tuition coverage is offered through the Starbucks College Achievement Plan for partners to earn a first-time bachelor's degree online at Arizona State University.
•100% paid parental leave is available to new parents that welcome a child through birth, adoption or foster placement and work an average of 20 hours or more each week.
•A Partner and Family Sick Time program is provided and allows partners to accrue paid sick time based on hours worked and use that time for themselves or family members in need of care.
•Care@Work benefit provides partners with backup care benefits for children and adults at a small cost to partners, as well as free unlimited senior care planning services. This benefit includes up to 30 days of backup care services through the end of fiscal 2022, in light of the COVID-19 pandemic.
•We view mental health as a fundamental part of our humanity and provide a comprehensive suite of related programs and benefits. These include a free subscription to Headspace, an online application that enables guided mediation, and 20 free mental health therapy or coaching sessions annually with Lyra.
Outside of the U.S., we have provided other innovative benefits to help address market-specific needs, such as providing interest-free loans to our U.K. partners to help cover rental deposits, mental health services in Canada, and in China, a monthly housing subsidy for full-time Starbucks baristas and shift supervisors, as well as comprehensive health insurance coverage for parents of partners.
Role-based Support
To help our partners succeed in their roles, we emphasize continuous training and development opportunities. These include, but are not limited to, safety and security protocols, updates on new products and service offerings and deployment of technologies. Training provided through our Pour Over sessions, which are a series of inspiring talks with thought leaders to help partners understand how to bring the Starbucks Experience to life, include a wide variety of topics such as achievable goal setting, giving and receiving constructive feedback and effective engagement with customers and communities. To help further promote an inclusive culture and to better serve our customers, we encourage U.S.-based partners to enroll in the To Be Welcoming courses we created in partnership with Arizona State University to address different forms of bias and discrimination.
Pay Equity
To be an employer of choice and maintain the strength of our workforce, we consistently assess the current business environment and labor market to refine our compensation and benefits programs and other resources available to our partners.
We previously achieved and currently maintain 100 percent pay equity in the U.S. for women and men and people of all races for partners performing similar work. We have also achieved gender pay equity in China and Canada, two of our largest markets outside of the U.S., and we made a commitment to achieve gender pay equity in all company-operated markets. Further, we have formulated pay-equity principles which provide equal footing, transparency and accountability as best practices that help address known, systemic barriers to global pay equity.
As of October 3, 2021, Starbucks employed approximately 383,000 people worldwide. In the U.S., Starbucks employed approximately 245,000 people, with approximately 235,000 in company-operated stores and the remainder in corporate support, store development, roasting, manufacturing, warehousing and distribution operations. Approximately 138,000 employees were employed outside of the U.S., with approximately 135,000 in company-operated stores and the remainder in regional support operations. The number of Starbucks partners represented by unions is not significant. We believe our efforts in managing our workforce have been effective, evidenced by a strong Starbucks culture and a good relationship between the company and our partners.

Information about our Executive Officers

Name	Age	Position
Kevin R. Johnson	61	president and chief executive officer
John Culver	61	group president, North America, and chief operating officer
Michael Conway	55	group president, International and Channel Development
Rachel A. Gonzalez	52	executive vice president and general counsel
Rachel Ruggeri	52	executive vice president, chief financial officer
Angela Lis	54	executive vice president, chief partner officer
Gina Woods	48	executive vice president, Public Affairs and Social Impact
Kevin R. Johnson has served as president and chief executive officer since April 2017 and has been a Starbucks director since March 2009. Mr. Johnson served as president and chief operating officer from March 2015 to April 2017. Mr. Johnson served as Chief Executive Officer of Juniper Networks, Inc., a leading provider of high-performance networking products and services, from September 2008 to December 2013. He also served on the Board of Directors of Juniper Networks from September 2008 to February 2014. Prior to joining Juniper Networks, Mr. Johnson served as President, Platforms and Services Division for Microsoft Corporation, a worldwide provider of software, services and solutions. Mr. Johnson was a member of Microsoft’s Senior Leadership Team and held several senior executive positions over the course of his 16 years at Microsoft. Prior to joining Microsoft in 1992, Mr. Johnson worked in International Business Machine Corp.’s systems integration and consulting business.
John Culver joined Starbucks in August 2002 and has served as group president, North America and chief operating officer since July 2021. From July 2018 to July 2021, Mr. Culver served as group president, International, Channel Development and Global Coffee & Tea. From October 2017 to July 2018, Mr. Culver served as group president, International and Channels. From September 2016 to October 2017, he served as group president, Starbucks Global Retail. From May 2013 to September 2016, he served as group president, China, Asia Pacific, Channel Development and Emerging Brands. Mr. Culver served as president, Starbucks Coffee China and Asia Pacific from October 2011 to May 2013. From December 2009 to October 2011, he served as president, Starbucks Coffee International. Mr. Culver served as executive vice president; president, Global Consumer Products, Foodservice and Seattle’s Best Coffee from February 2009 to September 2009, and then as president, Global Consumer Products and Foodservice from October 2009 to November 2009. He previously served as senior vice president; president, Starbucks Coffee Asia Pacific from January 2007 to February 2009, and vice president; general manager, Foodservice from August 2002 to January 2007. Mr. Culver serves on the Board of Directors of Kimberly-Clark Corporation and Columbia Sportswear Company.
Michael Conway joined Starbucks in March 2013 and was named group president, International and Channel Development in June 2021, where he is responsible for leading Starbucks retail growth and operations in over 80 markets across Asia Pacific, Europe, Middle East and Africa, Latin America and the Caribbean and growth for the Global Channel Development business, which consists of consumer packaged goods, ready-to-drink businesses and strategic partnerships, including those with Nestlé, PepsiCo and other key business partners. Prior to this, he served as executive vice president and president, International Licensed Markets, from March 2020 to June 2021. He also served as executive vice president and president, Starbucks Canada, executive vice president and president for Starbucks Licensed Stores business for the United States and Latin America and executive vice president and president of Starbucks Global Channel Development from December 2014 to March 2020. He currently serves on the Board of Directors of McCormick & Company, Incorporated.
Rachel A. Gonzalez has served as executive vice president, general counsel, law and corporate affairs since joining Starbucks in April 2018. From April 2018 to March 2021, she also served as secretary. Prior to joining Starbucks, Ms. Gonzalez served as executive vice president and chief administrative officer of Sabre Corporation, a technology provider to the travel industry, from May 2017 to April 2018 and as Sabre’s executive vice president and general counsel from September 2014 to May 2017. From March 2013 to September 2014, Ms. Gonzalez served as executive vice president, general counsel and corporate secretary of Dean Foods Company, a food and beverage company, and as its executive vice president, general counsel designate from November 2012 to March 2013. She served as chief counsel, corporate and securities of Dean Foods from 2008 to 2012. From 2006 to 2008, Ms. Gonzalez served as senior vice president and group counsel for Affiliated Computer Services, Inc., an information technology service provider. Prior to that, Ms. Gonzalez was a partner with the law firm of Morgan, Lewis & Bockius LLP, where she focused on corporate finance, mergers and acquisitions, Securities and Exchange Commission (“SEC”) compliance and corporate governance. Ms. Gonzalez currently serves on the Board of Directors of Dana Incorporated.

Rachel Ruggeri joined Starbucks in 2001 as a member of the accounting team and was named executive vice president and chief financial officer in February 2021. In this leadership role, Rachel is responsible for the global finance function for Starbucks, which includes developing and executing the financial strategies that enable the long-term growth of the Company. Prior to her promotion in 2021, she served as senior vice president of Americas with responsibility for the retail portfolio across the segment, including company-operated and licensed stores from June 2020 to January 2021. From September 2016 to June 2020, she held various leadership roles in finance both internal and external to Starbucks, including Chief Financial Officer of Continental Mills from July 2018 to May 2020 and prior to that she was senior vice president of Finance at Starbucks in support of the Americas and Global Retail from September 2016 to June 2018. She was also a vice president of Finance from December 2010 to September 2016 supporting Corporate Financial Planning & Analysis and the U.S. Retail business.
Angela Lis joined Starbucks in 1992 as a part-time barista and has served as executive vice president, chief partner officer since November 2020. From September 2016 to October 2020, Ms. Lis served as senior vice president, partner resources. In this role she was responsible for talent and partner strategies that drive our global retail operations business. Prior to this role, she served as a vice president of partner resources for corporate business functions and global supply chain from December 2012 to September 2016. During her tenure at Starbucks, Ms. Lis has led partner resources business partners across the globe. She has supported both retail and all non-retail business units and was instrumental in the startup of our Channel Development business.
Gina Woods joined Starbucks in 2005 and was named executive vice president of Public Affairs and Social Impact in January 2021. In this role, she leads global communications, partner (employee) communications and events, government affairs and public policy, community impact, people-positive, integrated reputation communications, storytelling and content creation, Seattle’s hometown strategy and entertainment partnerships. From July 2018 to January 2021, she served as senior vice president, Reputation Marketing for Public Affairs, and she previously served as vice president, Entertainment & Executive Communications from September 2013 to July 2018.

Segment Financial Information
Segment information is prepared on the same basis that our management reviews financial information for operational decision-making purposes. In the fourth quarter of fiscal 2021, certain changes were made to our management team, and our operating segment reporting structure was re-aligned as a result. Specifically, we realigned our fully licensed Latin America and Caribbean markets from our Americas operating segment to our International operating segment. Additionally, we renamed the Americas operating segment to the North America operating segment, comprised of our company-operated and licensed stores in the U.S. and Canada.We also made certain other immaterial changes between our International operating segment and Corporate and Other.
We have three reportable operating segments: 1) North America, which is inclusive of the U.S. and Canada; 2) International, which is inclusive of China, Japan, Asia Pacific, Europe, Middle East, Africa, Latin America and Caribbean; and 3) Channel Development. Non-reportable operating segments such as Evolution Fresh and unallocated corporate expenses are reported within Corporate and Other. Revenues from our reportable operating segments as a percentage of total net revenues for fiscal 2021 were as follows: North America (70%), International (24%) and Channel Development (6%).
Our North America and International segments include both company-operated and licensed stores. Our North America segment is our most mature business and has achieved significant scale. Certain markets within our International operations are in various stages of development and may require more extensive support, relative to their current levels of revenue and operating income, than our North America operations.
Our Channel Development segment includes roasted whole bean and ground coffees, Seattle’s Best Coffee®, Starbucks- and Teavana-branded single-serve products, a variety of ready-to-drink beverages, such as Frappuccino® and Starbucks Doubleshot®, foodservice products and other branded products sold worldwide outside of our company-operated and licensed stores. A large portion of our Channel Development business operates under a licensed model of the Global Coffee Alliance with Nestlé, while our global ready-to-drink businesses operate under collaborative relationships with PepsiCo, Inc., Tingyi-Ashi Beverages Holding Co., Ltd., Arla Foods amba and others.

Revenue Components
We generate the majority of our revenues through company-operated stores and licensed stores.
Company-operated and Licensed Store Summary as of October 3, 2021

	North America	As a% of Total North America Stores	International	As a% of Total International Stores	Total	As a% of Total Stores
Company-operated stores	9,861	59%	7,272	43%	17,133	51%
Licensed stores	6,965	41%	9,735	57%	16,700	49%
Total	16,826	100%	17,007	100%	33,833	100%
The mix of company-operated versus licensed stores in a given market generally varies based on several factors, including our ability to access desirable local retail space, the complexity, profitability and expected ultimate size of the market for Starbucks and our ability to leverage the support infrastructure within a geographic region.
Company-operated Stores
Revenue from company-operated stores accounted for 85% of total net revenues during fiscal 2021. Our retail objective is to be the leading retailer and brand of coffee and tea in each of our target markets by selling the finest quality coffee, tea and related products, as well as complementary food offerings, and by providing each customer with a unique Starbucks Experience. The Starbucks Experience is built upon superior customer service, convenience and a seamless digital experience as well as safe, clean and well-maintained stores that reflect the personalities of the communities in which they operate, thereby building a high degree of customer loyalty.
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
Company-operated store data for the fiscal year-ended October 3, 2021:

	Stores Open as of					Stores Open as of
	Sep 27, 2020	Opened	Closed	Transfers	Net	Oct 3, 2021
North America:
U.S.	8,941	449	(424)	(19)	6	8,947
Canada	1,159	30	(277)	(4)	(251)	908
Siren Retail	9	1	(4)	—	(3)	6
Total North America	10,109	480	(705)	(23)	(248)	9,861
International:
China	4,704	697	(43)	—	654	5,358
Japan	1,464	95	(13)	—	82	1,546
U.K.	288	15	(5)	—	10	298
All Other	67	—	—	(2)	(2)	65
Siren Retail	5	—	—	—	—	5
Total International	6,528	807	(61)	(2)	744	7,272
Total company-operated	16,637	1,287	(766)	(25)	496	17,133
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
Prior to the global COVID-19 pandemic, approximately 80% of Starbucks transactions in U.S. company-operated stores were “on-the-go” occasions. This has prompted us to reexamine our U.S. store footprint and evolve our retail presence over time through targeted store renovations, relocations and new stores. We have since introduced new store formats, such as Starbucks® Pickup, Starbucks Now stores and curbside pickup, to enhance the “on-the-go” customer experience and improve operating efficiency across Starbucks® stores in certain major metropolitan areas in the United States. New store formats are suitable for customers who prefer to order ahead and pay through the Starbucks® Mobile App for pick-up. In our major international markets, we continue to invest in technology and establish partnerships with third parties with relevant expertise to increase digital adoption to provide convenience and elevate the customer experience. In China, the introduction of Starbucks NowTM stores is intended to enable a seamless integration of physical and digital customer touchpoints. Orders may be placed in advance through the Starbucks Mobile App or Starbucks DeliversTM and can be conveniently picked up by customers and delivery providers in these express retail format locations. These strategies align closely with rapidly evolving customer preferences, including higher levels of mobile ordering, more contactless pick-up experiences and reduced in-store congestion, all of which naturally allow for greater physical distancing. We believe our continued efforts to transform our store portfolio and elevate technology will enhance the customer experience and position Starbucks for long-term growth.
Retail sales mix by product type for company-operated stores:

Fiscal Year Ended	Oct 3, 2021	Sep 27, 2020	Sep 29, 2019
Beverages	74%	75%	74%
Food	21%	20%	20%
Other(1)	5%	5%	6%
Total	100%	100%	100%
(1)“Other” primarily consists of sales of packaged and single-serve coffees and teas, serveware and ready-to-drink beverages, among other items.
Stored Value Cards and Loyalty Program
The Starbucks Card, our branded stored value card program, is designed to provide customers with a convenient payment method, support gifting and increase the frequency of store visits by cardholders, in part through the related Starbucks® Rewards loyalty program where available, as discussed below. Stored value cards are issued to customers when they initially load them with an account balance. They can be obtained in our company-operated and most licensed stores in North America, China, Japan and many of our markets in our International segment. Stored value cards can also be obtained online, via the Starbucks® Mobile App and through other U.S. and international retailers. Customers may access their card balances by utilizing their stored value card or the Starbucks® Mobile App in participating stores. In nearly all markets, including the U.S. and Canada, customers who register their Starbucks Cards are automatically enrolled in the Starbucks Rewards program. Registered members can receive various benefits depending on factors such as the number of reward points (“Stars”) earned. In addition to using their Starbucks Cards, Starbucks® Rewards members can earn Stars by paying with cash, credit or debit cards, or selected mobile wallets at company-operated stores in the U.S. and Canada. Using the Mobile Order and Pay functionality of the Starbucks® Mobile App, customers can also place orders in advance for pick-up at certain participating locations in several markets. Refer to Note 1, Summary of Significant Accounting Policies and Estimates, included in Item 8 of Part II of this 10-K, for further discussion of our stored value cards and loyalty program.
Licensed Stores
Revenues from our licensed stores accounted for 9% of total net revenues in fiscal 2021. Licensed stores generally have a lower gross margin and a higher operating margin than company-operated stores. Under the licensed model, Starbucks receives a margin on branded products and supplies sold to the licensed store operator along with a royalty on retail sales. Licensees are responsible for operating costs and capital investments, which more than offset the lower revenues we receive under the licensed store model.
In our licensed store operations, we seek to leverage the expertise of our local partners and share our operating and store development experience. Licensees provide improved, and at times the only, access to desirable retail space. Most licensees are prominent retailers with in-depth market knowledge and access. As part of these arrangements, we sell coffee, tea, food and related products to licensees for resale to customers and receive royalties and license fees from the licensees. We also sell certain equipment, such as coffee brewers and espresso machines, to our licensees for use in their operations. Licensee employees working in licensed retail locations are required to follow our detailed store operating procedures and attend training classes similar to those given to employees in company-operated stores. In a limited number of international markets, we also use traditional franchising and include these stores in the results of operations from our other licensed stores.

Licensed store data for the fiscal year-ended October 3, 2021:

	Stores Open as of					Stores Open as of
	Sep 27, 2020	Opened	Closed	Transfers	Net	Oct 3, 2021
North America:
U.S.	6,387	191	(100)	19	110	6,497
Canada	444	48	(28)	4	24	468
Total North America(1)	6,831	239	(128)	23	134	6,965
International:
Korea	1,468	166	(23)	—	143	1,611
Mexico	752	7	(13)	—	(6)	746
U.K.	737	68	(14)	—	54	791
Latin America	662	35	(6)	—	29	691
Turkey	530	36	(7)	—	29	559
Taiwan	501	28	(6)	—	22	523
Indonesia	458	29	—	—	29	487
Thailand	405	26	(6)	—	20	425
Philippines	396	5	—	—	5	401
All Other	3,283	313	(97)	2	218	3,501
Total International(1)	9,192	713	(172)	2	543	9,735
Total licensed	16,023	952	(300)	25	677	16,700
(1)North America and International licensed stores as of September 27, 2020, have been recast as a result of our fiscal 2021 operating segment reporting structure realignment.
Other Revenues
Other revenues primarily are recorded in our Channel Development segment and include sales of packaged coffee, tea and ready-to-drink beverages to customers outside of our company-operated and licensed stores, as well as royalties received from Nestlé under the Global Coffee Alliance and other collaborative partnerships.
Product Supply
Starbucks is committed to selling the finest whole bean coffees and coffee beverages. To help ensure compliance with our rigorous coffee standards, we generally control substantially all coffee purchasing, roasting and packaging and the global distribution of coffee used in our operations. Nestlé controls distribution of certain finished goods through the Global Coffee Alliance. We purchase green coffee beans from multiple coffee-producing regions around the world and custom roast them to our exacting standards for our many blends and single origin coffees.
The price of coffee is subject to significant volatility. Although most coffee trades in the commodity market, high-altitude arabica coffee of the quality sought by Starbucks tends to trade on a negotiated basis at a premium above the “C” coffee commodity price. Both the premium and the commodity price depend upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors in the producing countries, including weather, water supply quality and availability throughout the coffee production chain, natural disasters, crop disease and pests, general increase in farm inputs and costs of production, inventory levels and political and economic conditions. Climate change may further exacerbate many of these factors. Price is also impacted by trading activities in the arabica coffee futures market, including hedge funds and commodity index funds. In addition, green coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies.
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
To help ensure the future supply of high-quality green coffee and to reinforce our leadership role in the coffee industry, Starbucks operates ten farmer support centers, including our China Farmer Support Center located in the Yunnan Province of this high-growth market. Farmer support centers are staffed with agronomists and sustainability experts who work with coffee farming communities to promote best practices in coffee production designed to improve both coffee quality and yields and agronomy support to address climate change and other impacts.

In addition to coffee, we also purchase significant amounts of dairy and plant-based dairy-free alternative products, particularly fluid milk, oat milk and almond milk, to support the needs of our company-operated stores. We believe, based on relationships established with our dairy and plant-based dairy-free suppliers, that the risk of non-delivery of sufficient fluid milk and plant-based dairy-free alternatives to support our stores generally is remote.
Products other than whole bean coffees and coffee beverages sold in Starbucks® stores include tea and a number of ready-to-drink beverages that are purchased from several specialty suppliers, usually under long-term supply contracts. Food products, such as pastries, breakfast sandwiches and lunch items, are purchased from national, regional and local sources. We also purchase a broad range of paper and plastic products, such as cups and cutlery, from several companies to support the needs of our retail stores as well as our manufacturing and distribution operations. Consistent with our planet-positive vision, we are also expanding our use of reusable packaging to reduce landfill waste. We believe, based on relationships established with these suppliers and manufacturers, that the risk of non-delivery of sufficient amounts of these items generally is remote.
During fiscal 2021, we began to experience certain supply shortages and transportation delays largely attributable to impacts of the COVID-19 pandemic as well as changes in customer demand and behaviors. While we expect these shortages and delays may continue into fiscal 2022, we view them to be temporary and do not believe they will have a material impact to our long-term growth and profitability.
Competition
Our primary competitors for coffee beverage sales are specialty coffee retailers and shops. We believe that our customers choose among specialty coffee retailers and shops primarily on the basis of product quality, brand reputation, service and convenience, as well as price. We continue to experience direct competition from large competitors in the quick-service restaurant sector and the ready-to-drink coffee beverage market, in addition to both well-established and start-up companies in many international markets. We also compete with restaurants and other specialty retailers for prime retail locations and qualified personnel to operate both new and existing stores.
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
We own numerous copyrights for items such as product packaging, promotional materials, in-store graphics and training materials. We also hold patents on certain products, systems and designs which have an average remaining useful life of approximately two years. In addition, Starbucks has registered and maintains numerous Internet domain names, including “Starbucks.com,” “Starbucks.net,” “Starbucksreserve.com,” “Seattlesbest.com” and “Teavana.com.”
Seasonality and Quarterly Results
Our business is subject to moderate seasonal fluctuations, of which our fiscal second quarter typically experiences lower revenues and operating income. The COVID-19 pandemic has had an impact on consumer behaviors and customer traffic; however, it is not yet certain that these changes will sustain and cause other than temporary changes in the seasonal fluctuations of our business. Additionally, as Starbucks Cards are issued to and loaded by customers during the holiday season, we tend to have higher cash flows from operations during the first quarter of the fiscal year. However, since revenues from Starbucks Cards are recognized upon redemption and not when cash is loaded onto the Card, the impact of seasonal fluctuations on the consolidated statements of earnings is much less pronounced. As a result of moderate seasonal fluctuations, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Government Regulation
As a company with global operations, we are subject to the laws and regulations of the United States and the multiple foreign jurisdictions in which we operate as well as the rules, reporting obligations and interpretations of all such requirements and obligations by various governing bodies, which may differ among jurisdictions. In addition, changes to such laws, regulations, rules, reporting obligations and related compliance obligations could result in significant costs but are not expected to have a material effect on our capital expenditures, results of operations and competitive position as compared to prior periods.
Available Information
Starbucks Annual Report on Form 10-K reports, along with all other reports and amendments filed with or furnished to the SEC, are publicly available free of charge on the Investor Relations section of our website at investor.starbucks.com or at www.sec.gov as soon as reasonably practicable after these materials are filed with or furnished to the SEC. We also use our website as a tool to disclose important information about the company and comply with our disclosure obligations under Regulation Fair Disclosure. Our corporate governance policies, code of ethics and Board committee charters and policies are also posted on the Investor Relations section of Starbucks website. The information on our website (or any webpages referenced in this Annual Report on Form 10-K) is not part of this or any other report Starbucks files with, or furnishes to, the SEC.
Item 1A. Risk Factors
You should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Conditions and Results of Operations section, the Quantitative and Qualitative Disclosures About Market Risk section, and the consolidated financial statements and related notes. If any of the risks and uncertainties described in the cautionary factors described below actually occur or continue to occur, our business, financial condition and results of operations and the trading price of our common stock could be materially and adversely affected. The considerations and risks that follow are organized within relevant headings but may be relevant to other headings as well. Moreover, the risks below are not the only risks we face and additional risks not currently known to us or that we presently deem immaterial may emerge or become material at any time and may negatively impact our business, reputation, financial condition, results of operations or the trading price of our common stock.
Risks Related to Macroeconomic Conditions
•Our financial condition and results of operations have been and are expected to continue to be adversely affected by the COVID-19 pandemic.
The COVID-19 pandemic has had, and is continuing to have, a significant impact on our business and results of operations. At the peak of the COVID-19 outbreak, many of our company-operated and licensed stores were closed. For stores that remained open, same-store sales declined due to modified operating hours and reduced customer traffic. While nearly all of our company-operated and licensed stores have reopened, we expect that our operations will continue to be impacted by the continuing effects of COVID-19, including resurgences and variants of the virus. It remains difficult to predict the full impact of the COVID-19 pandemic on the broader economy and how consumer behavior may change, and whether such change is temporary or permanent. Social distancing, telecommunicating and reductions in travel may become the new normal. In addition, the COVID-19 pandemic has required and may continue to require us to make controversial decisions about precautionary measures, such as vaccinations, showing proof of vaccinations and face coverings, that could impact our results, including by impacting our brand, our employee retention and satisfaction, and the willingness of customers to buy our products. All of these conditions could fundamentally impact the way we work and the services we provide, and could have continuing adverse effects on our results of operations, cash flows and financial condition. As a result, we may incur additional impairment charges to our inventory, store and corporate assets—and our ability to realize the benefits from deferred tax assets may become limited—any of which may have a significant or material impact on our financial results.
Prolonged volatility or significant disruption of global financial markets due in part to the COVID-19 pandemic could have a negative impact on our ability to access capital markets and other funding sources, on acceptable terms or at all and impede our ability to comply with debt covenants.
•Our financial condition and results of operations are subject to, and may be adversely affected by, a number of other factors, many of which are also largely outside our control.
In addition to the COVID-19 pandemic, our operating results have been in the past and will continue to be subject to a number of other factors, many of which are largely outside our control. Any one or more of the factors listed below or described elsewhere in this risk factors section could have a material adverse impact on our business, financial condition and/or results of operations:
•increases in real estate costs in certain domestic and international markets;

•inflationary pressures;
•disruptions to our supply chain;
•changes in governmental rules and approaches to taxation;
•fluctuations in foreign currency exchange rates;
•adverse outcomes of litigation;
•severe weather or other natural or man-made disasters affecting a large market or several closely located markets that may temporarily but significantly affect our retail business in such markets;
•changes in climate, including changes to the frequency of severe weather events, that impact the price and availability or cost of goods and services, energy and other materials throughout our supply chain; and
•especially in our largest markets, including the U.S. and China, labor discord or disruption, geopolitical events, war, terrorism (including incidents targeting us), political instability, acts of public violence, boycotts, increasing anti-American sentiment in certain markets, hostilities and social unrest and other health pandemics that lead to avoidance of public places or restrictions on public gatherings such as in our stores.
•Economic conditions in the U.S. and international markets could adversely affect our business and financial results.
As a retailer that is dependent upon consumer discretionary spending, our results of operations are sensitive to changes in or uncertainty about macro-economic conditions. Our customers may have or in the future have less money for discretionary purchases and may stop or reduce their purchases of our products or switch to Starbucks or competitors’ lower-priced products as a result of various factors, including job losses, inflation, higher taxes, reduced access to credit, changes in federal economic policy, the COVID-19 pandemic and recent international trade disputes. Due to the COVID-19 pandemic or other global health events, we may experience a reduction and/or increased volatility in demand for our products, which may be caused by, among other things: store closures or modified operating hours and business model, reduced customer traffic due to illness, quarantine or government or self-imposed restrictions placed on our stores’ operations, impacts caused by precautionary measures such as those related to face coverings and vaccinations, and changes in consumer spending behaviors (e.g. continued practice of social distancing, decrease in consumer confidence in general macroeconomic conditions and a decrease in consumer discretionary spending). Decreases in customer traffic and/or average value per transaction without a corresponding decrease in costs would put downward pressure on margins and would negatively impact our financial results. There is also a risk that if negative economic conditions or uncertainty, as a result of the COVID-19 pandemic or otherwise, persist for a long period of time or worsen, consumers may make long-lasting changes to their discretionary purchasing behavior, including less frequent discretionary purchases on a more permanent basis or there may be a general downturn in the restaurant industry. These and other macroeconomic factors could have an adverse effect on our sales, profitability or development plans, which could harm our results of operations and financial condition.
•Failure to meet market expectations for our financial performance and fluctuations in the stock market as a whole will likely adversely affect the market price and volatility of our stock.
Failure to meet market expectations going forward, particularly with respect to our operational and financial results and related guidance, environmental performance and shareholder returns, will likely result in a decline and/or increased volatility in the market price of our stock. In addition, price and volume fluctuations in the stock market as a whole may affect the market price of our stock in ways that may be unrelated to our financial performance.
Risks Related to Brand Relevance and Brand Execution
•Our success depends substantially on the value of our brands and failure to preserve their value could have a negative impact on our financial results.
We believe we have built an excellent reputation globally for the quality of our products, for delivery of a consistently positive consumer experience and for our global social and environmental impact programs. The Starbucks brand is recognized throughout most of the world, and we have received high ratings in global brand value studies. To be successful in the future, particularly outside of the U.S. where the Starbucks brand and our other brands are less well-known, we believe we must preserve, grow and leverage the value of our brands across all sales channels. Brand value is based in part on consumer perceptions on a variety of subjective qualities.
Business incidents, whether isolated or recurring and whether originating from us or our business partners, that erode consumer trust can significantly reduce brand value, potentially trigger boycotts of our stores or result in civil or criminal liability and can have a negative impact on our financial results. Such incidents include actual or perceived breaches of privacy or violations of domestic or international privacy laws, contaminated food, product recalls, store employees or other food handlers infected with communicable diseases, such as COVID-19, or other potential incidents discussed in this risk factors section. The impact of such incidents may be exacerbated if they receive considerable publicity, including rapidly through social or digital media (including for malicious reasons) or result in litigation. Consumer demand for our products and our brand equity could diminish significantly if we, our employees, licensees or other business partners fail to preserve the quality of our products, act or are perceived to act in an unethical, illegal, racially-biased, unequal or socially irresponsible manner, including with respect to the sourcing, content or sale of our products, service and treatment of customers at Starbucks stores, treatment of employees, or the use of customer data for general or direct marketing or other purposes. Furthermore, if we are not effective in addressing our social and environmental program goals, including our people- and planet-positive work, or achieving relevant sustainability goals, consumer trust in our brand may suffer. Additionally, if we fail to comply with laws and regulations, take controversial positions or actions or fail to deliver a consistently positive consumer experience in each of our markets, including by failing to invest in the right balance of wages and benefits to attract and retain employees that represent the brand well or to foster an inclusive and diverse environment, our brand value may be diminished.
The ongoing relevance of our brand may depend on the success of our people- and planet-positive initiatives, which require company-wide coordination and alignment. We are working to manage risks and costs to us, our licensees and our supply chain of any effects of climate change as well as diminishing energy and water resources. These risks include any increased public focus, including by governmental and nongovernmental organizations, on these and other environmental sustainability matters, including packaging and waste, animal health and welfare, deforestation and land use. These risks may also include any increased pressure to make commitments, set targets or establish additional goals and take actions to meet them, which could expose us to market, operational and execution costs or risks.
•If our business partners and third-party providers do not satisfactorily fulfill their responsibilities and commitments, it could damage our brand and our financial results could suffer.
Our global business strategy, including our plans for new stores, branded products and other initiatives, relies significantly on a variety of business partners, including licensee and joint venture relationships, third-party manufacturers, distributors and retailers, particularly for our entire global Channel Development business. Licensees, retailers and foodservice operators are often authorized to use our logos and provide branded food, beverage and other products directly to customers. We believe our customers expect the same quality of service regardless of whether they visit a licensed or company-operated store, so we provide training and support to, and monitor the operations of, certain of these licensees and other business partners. However, the product quality and service they deliver may still be diminished by any number of factors beyond our control, including financial constraints caused by the COVID-19 pandemic and other factors. We do not have direct control over our business partners, including in their adherence to additional sanitation protocols and guidelines as a result of the COVID-19 pandemic, and may not have visibility into their practices.
We also source our food, beverage and other products from a wide variety of domestic and international business partners, and in certain cases such products are produced or sourced by our licensees directly. And although foodservice operators are authorized to use our logos and provide branded products as part of their foodservice business, we do not monitor the quality of non-Starbucks products served in those locations. Additionally, inconsistent uses of our brand and other of our intellectual property assets, as well as failure to protect our intellectual property, can erode consumer trust and our brand value and have a material negative impact on our financial results.
•Incidents involving food or beverage-borne illnesses, tampering, adulteration, contamination or mislabeling, whether or not accurate, as well as adverse public or medical opinions about the health effects of consuming our products, could harm our business.
Instances or reports, whether true or not, of unclean water supply or food-safety issues, such as food or beverage-borne illnesses, tampering, adulteration, contamination or mislabeling, either during growing, manufacturing, packaging, storing or preparation, have in the past severely injured the reputations of companies in the food and beverage processing, grocery and quick-service restaurant sectors. Any report linking us to such instances could severely hurt our sales and could possibly lead to product liability claims, litigation (including class actions) and/or temporary store closures. Clean water is critical to the preparation of coffee, tea and other beverages, as well as ice for our cold beverages, and our ability to ensure adequate supplies of clean water and ice to our stores can be limited, particularly in some international locations. We are also continuing to incorporate more products in our food and beverage lineup that require freezing or refrigeration, which increases the risk of food safety related incidents if correct temperatures are not maintained due to mechanical malfunction or human error.
We also face risk by relying on third-party food suppliers to provide and transport ingredients and finished products to our stores. While we monitor the operations of certain of these business partners, the product quality and service they deliver may be diminished by any number of factors beyond our control and it may be difficult to detect contamination or other defects in these products. There is greater risk from those we do not monitor, or do not monitor as closely. Furthermore, due to the COVID-19 pandemic, there are stricter health regulations and guidelines and increased public concern over food safety standards and controls. Potential food safety incidents, whether at our stores or involving our business partners, could lead to wide public exposure, which could materially harm our business.

Additionally, we are evolving our product lineup to include more local or smaller suppliers for some of our products who may not have as rigorous quality and safety systems and protocols as larger or more national suppliers, especially in light of the heightened safety protocols as a result of the COVID-19 pandemic. In addition, instances of food or beverage-safety issues, even those involving solely the restaurants or stores of competitors or of suppliers or distributors (regardless of whether we use or have used those suppliers or distributors), could adversely affect our sales on a regional or global basis by resulting in negative publicity about us or the foodservice industry in general. A decrease in customer traffic as a result of food-safety concerns or negative publicity, or as a result of a temporary closure of any of our stores, product recalls, viral-contaminated food or beverage claims or other food or beverage-safety claims or litigation, could materially harm our business and results of operations.
•We may not be successful in implementing important strategic initiatives or effectively managing growth, which may have an adverse impact on our business and financial results.
There is no assurance that we will be able to implement important strategic initiatives in accordance with our expectations or that they will generate expected returns, which may result in an adverse impact on our business and financial results. These strategic initiatives, which include our profit-, people- and planet-positive visions, are designed to create growth, improve our results of operations and drive long-term shareholder value, and include:
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
•increasing the scale of the Starbucks store footprint with disciplined global expansion and introducing flexible and unique store formats, including the accelerated development of alternative store formats (such as Starbucks® Pickup stores, Starbucks Now stores and curbside pickup) especially in light of the COVID-19 pandemic;
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
•delivering continued growth in our cold beverage business;
•working to address the potential effects of climate change and the sustainability of our business; and
•reducing our operating costs, particularly general and administrative expenses.
In addition to other factors listed in this risk factors section, factors that may adversely affect the successful implementation of these initiatives, which could have a material adverse impact on our business and financial results, include the following:
•imposition of additional taxes by jurisdictions, such as on certain types of beverages or based on number of employees;
•construction cost increases associated with new store openings and remodeling of existing stores; delays in store openings for reasons beyond our control, such as potential shortages of materials and labor and delays in permits, or a lack of desirable real estate locations available for lease at reasonable rates, either of which could keep us from meeting annual store opening targets in the U.S. and internationally;
•governmental regulations or other health guidelines concerning operations of stores, including due to the COVID-19 pandemic or other public health emergencies;
•not successfully scaling our supply chain infrastructure as our product offerings increase and as we continue to expand, including our emphasis on a broad range of high-quality food offerings;
•not successfully adapting to customer or market factors affecting our supply chain as we work to address sustainability and climate change; and
•the deterioration in our credit ratings, which could limit the availability of additional financing and increase the cost of obtaining financing to fund our initiatives.

Effectively managing growth can be challenging, particularly as we expand in international markets where we must balance the need for flexibility and a degree of autonomy for local management against the need for consistency with our goals, policies and standards. If we are not successful in implementing our strategic initiatives, or, in the event we undertake large acquisitions, integrations and divestitures, we may be required to evaluate whether certain assets, including goodwill and other intangibles, have become impaired. In the event we record an impairment charge, it could have a material impact on our financial results.
•Evolving consumer preferences and tastes may adversely affect our business.
Our continued success depends on our ability to attract and retain customers. Our financial results could be adversely affected by a shift in consumer spending away from outside-the-home food and beverages (such as the disruption caused by online commerce that results in reduced foot traffic to “brick & mortar” retail stores); lack of customer acceptance of new products (including due to price increases necessary to cover the costs of new products or higher input costs), brands (such as the global expansion of the Starbucks brand) and platforms (such as features of our mobile technology, changes in our loyalty rewards programs and our delivery services initiatives); or customers reducing their demand for our current offerings as new products are introduced. In addition, some of our products contain caffeine, dairy products, sugar and other compounds and allergens, the health effects of which are the subject of public and regulatory scrutiny, including the suggestion of linkages to a variety of adverse health effects. Particularly in the U.S., there is increasing consumer awareness of health risks, including obesity, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food and beverage products. While we have a variety of beverage and food items, including items that are coffee-free and have reduced calories, an unfavorable report on the health effects of caffeine or other compounds present in our products, whether accurate or not, imposition of additional taxes on certain types of food and beverage components, or negative publicity or litigation arising from certain health risks could significantly reduce the demand for our beverages and food products and could materially harm our business and results of operations. Furthermore, our financial results have been and could continue to be adversely affected by the impact of the COVID-19 pandemic, which has resulted in a disruption of customer routines, changes to employer “work-from-home” policies, reduced business and recreational travel and changes in consumer behavior and the ability or willingness to spend discretionary income on our products.
•We may not be successful in our marketing, promotional and advertising plans and pricing strategies
Our continued success depends in part on our ability to adjust our marketing, promotional and advertising plans and pricing strategy to respond quickly and effectively to shifting economic and competitive conditions as well as evolving customer preferences. We operate in a complex and costly marketing, promotional and advertising environment. Our marketing, promotional and advertising programs may not be successful in reaching our customers in the way we intend. Our success depends in part on whether the allocation of our advertising, promotional and marketing resources across different channels, including digital marketing, allows us to reach our customers effectively and efficiently, and in ways that are meaningful to them. If the advertising, promotional and marketing programs or our pricing strategies are not successful, or are not as successful as those of our competitors, our sales and market share could decrease.
Finally, customers are focusing more on sustainability and the environmental impacts of operations. An inability to meet customer expectations with respect to these issues could adversely affect our financial results.
Risks Related to Cybersecurity and Data Privacy
•Failure to maintain satisfactory compliance with certain privacy and data protections laws and regulations may subject us to substantial negative financial consequences and civil or criminal penalties.
Complex local, state, national, foreign and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These privacy and data protection laws and regulations are quickly evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations and enforcement. In addition, our legal and regulatory obligations in jurisdictions outside the U.S. are subject to unexpected changes, including the potential for regulatory or other governmental entities to enact new or additional laws or regulations, to issue rulings that invalidate prior laws or regulations or to increase penalties significantly. Complying with these laws and regulations can be costly and can impede the development and offering of new products and services.
For example, Europe’s General Data Protection Regulation (“GDPR”) and the U.K. General Data Protection Regulation (which implements the GDPR into U.K. law), impose stringent data protection requirements and provide for significant penalties for noncompliance. Additionally, California enacted legislation, the California Consumer Privacy Act (“CCPA”). The CCPA requires, among other things, covered companies to provide new disclosures to California consumers and allows such consumers new abilities to opt-out of certain sales of personal data. The CCPA also provides for civil penalties for violations as well as a private right of action for data breaches that may increase data breach litigation.  Further, the California Privacy Rights Act, which was passed in November 2020 and is fully effective in January 2023, significantly modifies the CCPA. These modifications will require us to incur additional costs and expenses in our effort to comply. Virginia and Colorado recently enacted similar data privacy legislation that will take effect in 2023, and several other states and countries are considering expanding or passing privacy laws in the near term.
In June 2021, the European Commission finalized recommendations in relation to cross border data transfers and published new versions of the Standard Contractual Clauses. The new requirements will require us to incur costs and expenses in order to comply and may impact the transfer of personal data throughout our organization and to third parties.
Our failure to comply with applicable laws and regulations or other obligations to which we may be subject relating to personal data, or to protect personal data from unauthorized access, use or other processing, could result in enforcement actions and regulatory investigations against us, claims for damages by customers and other affected individuals, fines, damage to our brand reputation, any of which could have a material adverse effect on our operations, financial performance and business.
•The unauthorized access, use, theft or destruction of customer or employee personal, financial or other data or of Starbucks proprietary or confidential information that is stored in our information systems or by third parties on our behalf could impact our reputation and brand and expose us to potential liability and loss of revenues.
Many of our information technology systems (whether cloud-based or hosted in proprietary servers), including those used for our point-of-sale, web and mobile platforms, online and mobile payment systems, delivery services and rewards programs and administrative functions, contain personal, financial or other information that is entrusted to us by our customers and employees. Many of our information technology systems also contain Starbucks proprietary and other confidential information related to our business, such as business plans and product development initiatives and designs, and confidential information about third parties, such as licensees and business partners. Similar to many other retail companies and because of the prominence of our brand, we are consistently subject to attempts to compromise our information technology systems from both internal and external sources. The number and frequency of these attempts varies from year to year but could be exacerbated to some extent by an increase in our digital operations, including our efforts to comply with state and local mandates in response to COVID‑19. In addition, we provide some customer and employee data, as well as Starbucks proprietary information and other confidential information important to our business, to third parties where necessary to conduct our business, including licensees and business partners. Individuals performing work for Starbucks and such third parties also may possess some of this data, including on personally-owned digital devices. To the extent we, a third party or such an individual were to experience a breach of our or their information technology systems that results in the unauthorized access, theft, use, destruction or other compromises of customers’ or employees’ data or confidential information of the Company stored in or transmitted through such systems, including through cyber-attacks or other external or internal methods, it could result in a material loss of revenues from the potential adverse impact to our reputation and brand, a decrease in our ability to retain customers or attract new ones, the imposition of potentially significant costs (including loss of data or payment for recovery of data) and liabilities, loss of business, loss of business partners and licensees and the disruption to our supply chain, business and plans. Unauthorized access, theft, use, destruction or other compromises may occur through a variety of methods, including attacks using malicious code, those taking advantage of vulnerabilities in software, hardware or other infrastructure (including systems used by our supply chain), those using techniques aimed at convincing those with access to such data or information to share passwords or otherwise allow access through deceit or otherwise and those taking advance of inadequate account security practices.
Such security breaches also could result in a violation of applicable U.S. and international privacy, cyber and other laws or trigger U.S. state data breach notification laws, and subject us to private consumer, business partner or licensee or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability.
Significant capital investments and other expenditures could also be required to investigate security incidents, remedy cybersecurity problems, recuperate lost data, prevent future compromises and adapt systems and practices to react to the changing threat environment. These include costs associated with notifying affected individuals and other agencies, additional security technologies, trainings, personnel, experts and credit monitoring services for those whose data has been breached. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred, including by interfering with the pursuit of other important business strategies and initiatives, and may not meaningfully limit the success of future attempts to breach our information technology systems.
Media or other reports of existing or perceived security vulnerabilities in our systems or those of our third-party business partners or service providers can also adversely impact our brand and reputation and materially impact our business. Additionally, the techniques and sophistication used to conduct cyber-attacks and compromise information technology systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. We continue to make significant investments in technology, third-party services and personnel to develop and implement systems and processes that are designed to anticipate cyber-attacks and to prevent or minimize breaches of our information technology systems or data loss, but these security measures cannot provide assurance that we will be successful in preventing such breaches or data loss.

•We rely heavily on information technology in our operations and growth initiatives, and any material failure, inadequacy, interruption or security failure of that technology could harm our ability to effectively operate and grow our business and could adversely affect our financial results.
We rely heavily on information technology systems across our operations for numerous purposes including for administrative functions, point-of-sale processing and payment in our stores and online, management of our supply chain, Starbucks Cards, online business, delivery services, mobile technology, including mobile payments and ordering apps, reloads and loyalty functionality and various other processes and transactions, and many of these systems are interdependent on one another for their functionality. Additionally, the success of several of our initiatives to drive growth, including our ability to increase digital relationships with our customers to drive incremental traffic and spend, is highly dependent on our technology systems. Furthermore, due to the social distancing measures put in place as a result of the COVID-19 pandemic, we accelerated the transformation of our store portfolio by expanding convenience-led formats, which depend heavily on our mobile ordering capabilities. We also rely on third-party providers and platforms for some of these information technology systems and support. Additionally, our systems hardware, software and services provided by third-party service providers are not fully redundant within a market or across our markets. Although we have operational safeguards in place, they may not be effective in preventing the failure of these systems or platforms to operate effectively and be available. Such failures may be caused by various factors, including power outages, climate change-related impacts, catastrophic events, physical theft, computer and network failures, inadequate or ineffective redundancy, problems with transitioning to upgraded or replacement systems or platforms, flaws in third-party software or services, errors or improper use by our employees or third party service providers, or a breach in the security of these systems or platforms, including through cyber-attacks such as those that result in the blockage of our or our third-party business partners’ or service providers’ systems and platforms and those discussed in more detail in this risk factors section. If our incident response, disaster recovery and business continuity plans do not resolve these issues in an effective and timely manner they could result in an interruption in our operations and could cause material negative impacts to our product availability and sales, the efficiency of our operations and our financial results. In addition, remediation of any problems with our systems could result in significant, unplanned expenses.
Risks Related to Intellectual Property
• We may not be able to adequately protect our intellectual property or adequately ensure that we are not infringing the intellectual property of others, which could harm the value of our brand and our business.
The success of our business depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products in both domestic and international markets. We rely on a combination of trademarks, copyrights, service marks, trade secrets, patents and other intellectual property rights to protect our brand and branded products.
We have registered certain trademarks and have other trademark registrations pending in the U.S. and certain foreign jurisdictions. The trademarks that we currently use have not been registered in all of the countries outside of the U.S. in which we do business or may do business in the future and may never be registered in all of these countries. It may be costly and time consuming to protect our intellectual property, and the steps we have taken to protect our intellectual property in the U.S. and foreign countries may not be adequate. In addition, the steps we have taken may not adequately ensure that we do not infringe the intellectual property of others, and third parties may claim infringement by us in the future. Any claim of infringement, whether or not it has merit, could be time-consuming, result in costly litigation and harm our business. In addition, we cannot ensure that licensees will not take actions that hurt the value of our intellectual property.
Risks Related to Labor and Supply Chain
• Our reliance on key business partners may adversely affect our business and operations.
The growth of our business relies on the ability of our licensee partners to implement our growth platforms and product innovations as well as on the degree to which we are able to enter into, maintain, develop and negotiate appropriate terms and conditions of, and enforce, commercial and other agreements and the performance of our business partners under such agreements. Our international licensees may face capital constraints or other factors that may limit the speed at which they are able to expand and develop in a certain market. Our Channel Development business is heavily reliant on Nestlé, which has the right to sell and distribute our packaged goods and foodservice products to retailers and operators, with few exceptions. If Nestlé fails to perform its distribution and marketing commitments under our agreements and/or fails to support, protect and grow our brand in Channel Development, our Channel Development business could be adversely impacted for a period of time, present long-term challenges to our brand, limit our ability to grow our Channel Development business and have a material adverse impact on our business and financial results. Additionally, the growth of our Channel Development business is in part dependent on the level of discretionary support provided by our retail and licensed store businesses.
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
Due to the COVID-19 pandemic, our financial results have been and could continue in the future to be adversely affected by the disruption to the operations of our business partners, including licensee relationships, third-party manufacturers, distributors and retailers, through the effects of business and facilities closures, reductions in operating hours, social, economic, political or labor instability in affected areas, transportation delays, travel restrictions and changes in operating procedures, including for additional cleaning and safety protocols.
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
The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, such as weather, climate change, water supply quality and availability throughout the coffee production chain, natural disasters, crop disease and pests, general increase in farm inputs and costs of production, inventory levels, political and economic conditions and the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. For example, drought conditions in Brazil have and, given continued drought conditions, are predicted to continue to impact coffee prices. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices and hedging activities, increases in the cost of high-quality arabica coffee beans could have a material adverse impact on our profitability. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or due to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have a material adverse impact on our business operations and financial performance.
We also purchase significant amounts of dairy products, particularly fluid milk, to support the needs of our company-operated retail stores. Additionally, and although less significant to our operations than coffee or dairy, other commodities, including tea and those related to food and beverage inputs, such as cocoa, produce, baking ingredients, meats, eggs and energy, as well as the processing of these inputs, are important to our operations. Increases in the cost of dairy products and other commodities, or lack of availability, whether due to supply shortages, delays or interruptions in processing, or otherwise, especially in international markets, could have a material adverse impact on our profitability. Similarly, increases in the cost of, or lack of availability, whether due to supply shortages, delays or interruptions in the processing of plant-based alternatives could have a material adverse impact on our profitability.
•Interruption of our supply chain could affect our ability to produce or deliver our products and could negatively impact our business and profitability.
Any material interruption in our supply chain, such as material interruption of roasted coffee supply due to the casualty loss of any of our roasting plants, interruptions in service by our third-party logistic service providers or common carriers that ship goods within our distribution channels, trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions, pandemics, social or labor unrest, labor shortages, natural disasters or political disputes and military conflicts that cause a material disruption in our supply chain could have a negative material impact on our business and our profitability. Additionally, our food, beverage and other products are sourced from a wide variety of domestic and international business partners in our supply chain operations, and in certain cases are produced or sourced by our licensees directly. We rely on these suppliers to provide high quality products and to comply with applicable laws. Our ability to find qualified suppliers who meet our standards and supply products in a timely and efficient manner is a significant challenge as we increase our fresh and prepared food offerings, especially with respect to goods sourced from outside the U.S. and from countries or regions with diminished infrastructure, developing or failing economies or which are experiencing political instability or social unrest. For certain products, we may rely on one or very few suppliers. A supplier's failure to meet our standards, provide products in a timely and efficient manner, or comply with applicable laws is beyond our control. These issues could have a material negative impact on our business and profitability.

•Changes in the availability of and the cost of labor could adversely affect our business.
Our business could be adversely impacted by increases in labor costs, including wages and benefits, which, in a retail business such as ours, are two of our most significant costs, both domestically and internationally, including those increases triggered by regulatory actions regarding wages, scheduling and benefits; increased health care and workers’ compensation insurance costs; increased wages and costs of other benefits necessary to attract and retain high quality employees with the right skill sets and increased wages, benefits and costs related to the COVID-19 pandemic. The growth of our business can make it increasingly difficult to locate and hire sufficient numbers of employees, to maintain an effective system of internal controls for a globally dispersed enterprise and to train employees worldwide to deliver a consistently high-quality product and customer experience, which could materially harm our business and results of operations. Furthermore, we have experienced, and could continue to experience, a shortage of labor for store positions, including due to concerns around COVID-19 and other factors, which could decrease the pool of available qualified talent for key functions. Such labor shortages could be further exacerbated by expanded COVID-19 vaccination requirements. In addition, our wages and benefits programs may be insufficient to attract and retain the best talent. Additionally, while the number of partners represented by unions is not significant, if a significant portion of our employees were to become unionized, our labor costs could increase and our business could be negatively affected by other requirements and expectations that could increase our costs, change our employee culture, decrease our flexibility and disrupt our business. Further, our responses to any union organizing efforts could negatively impact how our brand is perceived and have adverse effects on our business, including on our financial results.
•The loss of key personnel or difficulties recruiting and retaining qualified personnel could adversely impact our business and financial results.
Much of our future success depends on the continued availability and service of senior management personnel. The loss of any of our executive officers or other key senior management personnel could harm our business. Our success also depends substantially on the contributions and abilities of our retail store employees on whom we rely to give customers a superior in-store experience and elevate our brand. Accordingly, our performance depends on our ability to recruit and retain high quality management personnel and other employees to work in and manage our stores, both domestically and internationally. Our ability to attract and retain corporate, retail and other personnel is also acutely impacted in certain international and domestic markets where the competition for a relatively small number of qualified employees is intense or in markets where large high-tech companies are able to offer more competitive salaries and benefits. Additionally, there is intense competition for qualified technology systems developers necessary to develop and implement new technologies for our growth initiatives, including increasing our digital relationships with customers. If we are unable to recruit, retain and motivate employees sufficiently to maintain our current business and support our projected growth, our business and financial performance may be adversely affected.

Risks Related to Competition
•We face intense competition in each of our channels and markets, which could lead to reduced profitability.
The specialty coffee market is intensely competitive, including with respect to product quality, innovation, service, convenience, such as delivery service and mobile ordering, and price, and we face significant and increasing competition in all of these areas in each of our channels and markets. Accordingly, we do not have leadership positions in all channels and markets. In the U.S., the ongoing focus by large competitors in the quick-service restaurant sector on selling high-quality specialty coffee beverages could lead to decreases in customer traffic to Starbucks® stores and/or average value per transaction adversely affecting our sales and results of operations. Similarly, continued competition from well-established competitors, or competition from large new entrants or well-funded smaller companies, in our domestic and international markets could hinder growth and adversely affect our sales and results of operations in those markets. Many small competitors also continue to open coffee specialty stores in many of our markets across the world, which in the aggregate may also lead to significant decreases of customer traffic to our stores in those markets. Increased competition globally in packaged coffee and tea and single-serve and ready-to-drink coffee beverage markets, including from new and large entrants to this market, could adversely affect the profitability of the Channel Development segment. In addition, not all of our competitors may seek to establish environmental or sustainability goals at a comparable level to ours, which could result in lower supply chain or operating costs for our competitors. We may incur increased costs associated with reducing carbon dioxide and other greenhouse gas emissions, reducing the use of plastic or imposing performance obligations on our suppliers that could increase financial obligations for us and our business partners and could affect our profitability. Additionally, if we are unable to respond to consumer demand for healthy beverages and foods, or our competitors respond more effectively, this could have a negative effect on our business. Furthermore, declines in general consumer demand for specialty coffee products for any reason, including due to consumer preference for other products, flattening demand for our products, changed customer daily routines or traffic to stores as a result of the COVID-19 pandemic, or changed customer spending behaviors due to challenging economic conditions, could have a negative effect on our business.
Risks Related to Operating a Global Business
•We are highly dependent on the financial performance of our North America operating segment.
Our financial performance is highly dependent on our North America operating segment, which comprised approximately 70% of consolidated total net revenues in fiscal 2021. If the North America operating segment revenue trends slow or decline, or does not successfully recover in the post COVID-19 environment, especially in our U.S. market, our other segments may be unable to make up any significant shortfall and our business and financial results could be adversely affected. And because the North America segment is relatively mature and produces the large majority of our operating cash flows, such a slowdown or decline could result in reduced cash flows for funding the expansion of our international businesses and other initiatives and for returning cash to shareholders.
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
The International segment is a significant profit center driving our global returns, along with our North America segment. In particular, our China MBU contributes meaningfully to both consolidated and International net revenues and operating income. China is currently our fastest growing market, our second largest market overall and 100% company-owned. Due to the significance of our China market for our profit and growth, we are exposed to risks in China, including the risks mentioned elsewhere and the following:
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
•changes in economic conditions in China and potential negative effects to the growth of its middle class, wages, labor, inflation, discretionary spending and real estate and supply chain costs;

•ongoing government regulatory reform, including relating to public health, food safety, tariffs and tax, sustainability and responses to climate change, which result in regulatory uncertainty as well as potential significant increases in compliance costs; and
•food-safety related matters, including compliance with food-safety regulations and ability to ensure product quality and safety.
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
We operate in 84 markets globally. Our international operations are also subject to additional inherent risks of conducting business abroad, such as:
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
•local regulations, health guidelines and safety protocols related to the COVID-19 pandemic affecting our operations; and
•delays in store openings for reasons beyond our control, competition with locally relevant competitors or a lack of desirable real estate locations available for lease at reasonable rates, any of which could keep us from meeting annual store opening targets and, in turn, negatively impact net revenues, operating income and earnings per share.
Moreover, many of the foregoing risks are particularly acute in developing countries, which are important to our long-term growth prospects.
Risks Related to Governmental and Regulatory Changes
•Failure to comply with applicable laws and changing legal and regulatory requirements could harm our business and financial results.
Our policies and procedures are designed to comply with all applicable laws, accounting and reporting requirements, tax rules and other regulations and requirements, including those imposed by the SEC, Nasdaq and foreign countries, as well as applicable trade, labor, healthcare, food and beverage, sanitation, safety, environmental, labeling, anti-bribery and corruption and merchandise laws. Such laws and regulations are complex and often subject to differing interpretations, which can lead to unintentional or unknown instances of non-compliance. Changes in applicable environmental laws and regulations, including increased or additional regulations and associated costs to limit carbon dioxide and other greenhouse gas emissions, to discourage the use of plastic or to limit or impose additional costs on commercial water use, may result in increased compliance costs, capital expenditures, incremental investments and other financial obligations for us and our business partners, which could affect our profitability. Furthermore, due to the COVID‑19 pandemic, we are subject to additional domestic and foreign governmental regulations and health guidelines, as well as any other voluntary safety protocols.
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
The complexity of the regulatory environment in which we operate and the related costs of compliance are both increasing due to additional or changing legal and regulatory requirements, our ongoing expansion into new markets and new channels and the fact that foreign laws occasionally conflict with domestic laws. In addition to potential damage to our reputation and brand, failure by us or our business partners to comply with the various applicable laws and regulations, as well as changes in laws and regulations or the manner in which they are interpreted or applied, may result in litigation, civil and criminal liability, damages, fines and penalties, increased cost of regulatory compliance and restatements of our financial statements and have an adverse impact on our business and financial results.
Item 1B. Unresolved Staff Comments
None.
Item 2.Properties
The material properties used by Starbucks in connection with its roasting, manufacturing, warehousing, distribution and corporate administrative operations, serving all segments, are as follows:

Location	Approximate Size in Square Feet	Purpose
York, PA	1,957,000	Roasting, warehousing and distribution
Seattle, WA	1,288,000	Corporate administrative
Minden, NV (Carson Valley)	1,080,000	Roasting, warehousing and distribution
Lebanon, TN	680,000	Warehousing and distribution
Kent, WA	510,000	Roasting and distribution
Auburn, WA	491,000	Warehousing and distribution
Shanghai, China	175,000	Corporate administrative
We own most of our roasting facilities and lease the majority of our warehousing and distribution locations. As of October 3, 2021, Starbucks had 17,133 company-operated stores, almost all of which are leased. We also lease space in various locations worldwide for regional, district and other administrative offices, training facilities and storage. In addition to the locations listed above, we hold inventory at various locations managed by third-party warehouses. We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.
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
As of November 12, 2021, we had approximately 18,000 shareholders of record. This does not include persons whose stock is in nominee or “street name” accounts through brokers.
Future decisions to pay comparable cash dividends continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board of Directors considers relevant.
ISSUER PURCHASES OF EQUITY SECURITIES
Shares under our ongoing share repurchase program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, or through privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined at our discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. During the fiscal year ended October 3, 2021, there was no share repurchase activity. As of October 3, 2021, 48.9 million shares remained available for repurchase under current authorizations. Due to our business recovery and restoration of certain leverage metrics, we have resumed our share repurchase program in the first quarter of fiscal 2022.

Performance Comparison Graph
The following graph depicts the total return to shareholders from October 2, 2016, through October 3, 2021, relative to the performance of the Standard & Poor’s 500 Index, the NASDAQ Composite Index and the Standard & Poor’s 500 Consumer Discretionary Sector, a peer group that includes Starbucks. All indices shown in the graph have been reset to a base of 100 as of October 2, 2016, and assume an investment of $100 on that date and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

$300
$250
$200
$150
$100
$50
$0
10/2/2016
10/1/2017
9/30/2018
9/29/2019
9/27/2020
10/3/2021
Starbucks Corporation
S&P 500
NASDAQ Composite
S&P Consumer Discretionary

	Oct 2, 2016	Oct 1, 2017	Sep 30, 2018	Sep 29, 2019	Sep 27, 2020	Oct 3, 2021
Starbucks Corporation	$100.00	$100.98	$109.35	$173.26	$168.68	$229.83
S&P 500	100.00	118.61	139.85	145.80	167.89	218.27
NASDAQ Composite	100.00	123.68	154.82	155.63	219.37	285.75
S&P Consumer Discretionary	100.00	114.52	151.78	155.36	200.25	238.59

Item 6. [Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Our fiscal year ends on the Sunday closest to September 30. All references to store counts, including data for new store openings, are reported net of related store closures, unless otherwise noted. Fiscal year 2021 included 53 weeks, with the 53rd week falling in the fourth fiscal quarter. Fiscal years 2020 and 2019 included 52 weeks. For fiscal 2021, comparable store sales percentages were calculated excluding the extra week in the fourth quarter of fiscal 2021.
The discussion of our financial condition and results of operations for the year ended September 29, 2019, included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) can be found in the Annual Report on Form 10-K for the year ended September 27, 2020. The fiscal 2021 Latin America and Caribbean licensed store market resegmentation did not have a material impact to prior year North America and International operating segment business trends and operating margins.

Overview
In the fourth quarter of fiscal 2021, certain changes were made to our management team, and our operating segment reporting structure was realigned as a result. We realigned our fully licensed Latin America and Caribbean markets from our Americas operating segment to our International operating segment. Additionally, we renamed the Americas operating segment to the North America operating segment, since it is comprised of our company-operated and licensed stores in the U.S. and Canada. We also made certain other immaterial changes between our International operating segment and Corporate and Other. Concurrent with the change in reportable segments, we revised our prior period financial information to be consistent with the current period presentation. There was no impact on consolidated net revenues, total operating expenses, operating income or net earnings per share as a result of these changes.
We have three reportable operating segments: 1) North America, which is inclusive of the U.S. and Canada; 2) International, which is inclusive of China, Japan, Asia Pacific, Europe, Middle East, Africa, Latin America and the Caribbean; and 3) Channel Development. Non-reportable operating segments such as Evolution Fresh and unallocated corporate expenses are reported within Corporate and Other.
Our financial results and long-term growth model will continue to be driven by new store openings, comparable store sales and margin management. We believe these key operating metrics are useful to investors because management uses these metrics to assess the growth of our business and the effectiveness of our marketing and operational strategies. Throughout this MD&A, we commonly discuss the following key operating metrics:
•New store openings and store count
•Comparable store sales
•Operating margin
Starbucks results for fiscal 2021 demonstrate the overall strength and resilience of our brand. Consolidated revenues increased 24% to $29.1 billion in fiscal 2021 compared to $23.5 billion in fiscal 2020, primarily due to business recovery from the COVID-19 pandemic. Also contributing to the increase was $576 million of incremental revenue attributable to the extra week in fiscal 2021.
For the North America segment, comparable store sales increased 22% for fiscal 2021 compared to a decline of 12% in fiscal 2020. Comparable store sales for our U.S. market increased 21% for fiscal 2021 compared to a decline of 12% in fiscal 2020. The U.S. market also had a 7% increase in two-year comparable store sales(1). We lapped higher costs attributable to COVID-19 in the prior year, including catastrophe pay programs for company-operated store partners (employees), net of qualified tax credits provided by the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and the Canada Emergency Wage Subsidy (“CEWS”). In fiscal 2020, we announced a restructuring plan to optimize our North America store portfolio, primarily in dense, metropolitan markets, by blending store formats to better cater to changing customer tastes and preferences. As of the fiscal year ended October 3, 2021, we had substantially completed our restructuring plan, which resulted in the closure of 807 stores in the U.S. and Canada. Costs incurred related to the restructuring efforts were recorded as restructuring and impairments on our consolidated statements of earnings. In October 2021, we announced plans to deliver retail wage increases across the U.S. in fiscal 2022. This investment, combined with industry-leading benefits, supports Starbucks aspiration to remain an employer of choice that can attract and retain the high-quality talent necessary to support our continued growth.
For the International segment, comparable store sales increased by 16% for fiscal 2021 compared to a decline of 19% in fiscal 2020. Comparable store sales for our China market increased 17%, inclusive of a 3% adverse impact from lapping the prior-year value-added tax (“VAT”) benefit. Key markets in the International segment continued to experience pandemic-related restrictions that significantly impacted customer mobility during the year. Although nearly all company-operated stores in these markets remained open, the modified operating protocols had an adverse impact to comparable store sales and operating results.

Revenue for our Channel Development segment decreased $331 million, or 17%, when compared with fiscal 2020. This was largely due to the transition of certain single-serve product activities to Nestlé beginning in the fourth quarter of fiscal 2020. This was partially offset by growth in our ready-to-drink business. We expect Channel Development to return to more normalized reported revenue growth levels in fiscal 2022, as the fourth quarter of fiscal 2021 is the last quarter lapping these transition related activities.
During fiscal 2021, we began to experience certain supply shortages and transportation delays largely attributable to impacts of the COVID-19 pandemic as well as changes in customer demand and behaviors. While we expect these shortages and delays may continue into fiscal 2022, we view them to be temporary and do not believe they will have a material impact to our long-term growth and profitability. Absent significant and prolonged COVID-19 relapses or global economic disruptions, and based on the current trend of our business operations and our focused efforts to elevate customer experiences, enhance digital capabilities and drive beverage innovation, we are confident in the strength of our brand and the durability of long-term “Growth at Scale” strategy to deliver consistent revenue and income growth. We anticipate the planned wage investment in the U.S., along with increased supply chain costs primarily related to inflationary pressures that began in the latter half of the fiscal year, will have an impact to operating margin in fiscal 2022. However, these should be meaningfully offset by benefits from pricing decisions and leverage from revenue growth and productivity efficiency.
(1)Two-year comparable store sales metric is calculated as ((1 + % change in comparable store sales in FY20) * (1 + % change in comparable store sales in FY21)) - 1. Two-year comparable store sales for the U.S. of 7% = ((1 + (-12%)) * (1 + 21%)) - 1.
Financial Highlights
•Total net revenues increased 24% to $29.1 billion in fiscal 2021 compared to $23.5 billion in fiscal 2020, including $576 million attributable to the extra week in fiscal 2021.
•Consolidated operating income increased to $4.9 billion in fiscal 2021 compared to $1.6 billion in fiscal 2020. Fiscal 2021 operating margin was 16.8% compared to 6.6% in fiscal 2020. Operating margin expansion was primarily due to sales leverage from business recovery and lapping higher COVID-19 related costs in the prior year, mainly catastrophe and service pay for store partners, net of temporary subsidies from the U.S. and certain foreign governments, as well as pricing in North America in the current year. These increases were partially offset by enhancements in retail store partner wages and benefits and, to a lesser extent, increased supply chain costs due to accelerated inflationary pressures in the latter half of fiscal 2021.
•Diluted earnings per share (“EPS”) for fiscal 2021 increased to $3.54, compared to EPS of $0.79 in fiscal 2020. The increase was primarily driven by lapping the adverse impacts of COVID-19 in prior year. Also contributing to the increase was a $0.56 gain net of estimated taxes on the divestiture of our South Korea joint venture and $0.10 related to the extra week in fiscal 2021.
•Capital expenditures were $1.5 billion for both fiscal 2021 and fiscal 2020.
•We returned $2.1 billion to our shareholders in fiscal 2021 through dividends. We returned $3.6 billion in fiscal 2020 through share repurchases and dividends. We temporarily suspended our share repurchase program in March 2020. Due to our business recovery and restoration of certain leverage metrics, we have resumed our share repurchase program in the first quarter of fiscal 2022.
Acquisitions and Divestitures
See Note 2, Acquisitions, Divestitures and Strategic Alliance, to the consolidated financial statements included in Item 8 of Part II of this 10-K for information regarding acquisitions and divestitures.

RESULTS OF OPERATIONS — FISCAL 2021 COMPARED TO FISCAL 2020
Consolidated results of operations (in millions):
Revenues

Fiscal Year Ended	Oct 3, 2021	Sep 27, 2020	% Change
Net revenues:
Company-operated stores	$24,607.0	$19,164.6	28.4%
Licensed stores	2,683.6	2,327.1	15.3
Other	1,770.0	2,026.3	(12.6)
Total net revenues	$29,060.6	$23,518.0	23.6%
Total net revenues increased $5.5 billion, or 24%, over fiscal 2020, primarily due to higher revenues from company-operated stores ($5.4 billion). The growth in company-operated store revenue was driven by a 20% increase in comparable store sales ($3.8 billion), attributable to a 9% increase in comparable transactions and a 10% increase in average ticket, the incremental revenues from 524 net new Starbucks® company-operated store openings, or a 3% increase, over the past 12 months ($782 million), the impact of the extra week in fiscal 2021 ($496 million) and the impact of favorable foreign currency translation ($359 million).
Licensed stores revenue of $357 million also contributed to the increase in total net revenues, driven by higher product and equipment sales to and royalty revenues from our licensees ($270 million), the impact of the extra week in fiscal 2021 ($57 million) and the impact of favorable foreign currency translation ($28 million).
Other revenues decreased $256 million, primarily driven by the transition of certain single-serve product activities to Nestlé. Partially offsetting this decrease was growth in our ready-to-drink business ($43 million) and the impact of the extra fiscal week in fiscal 2021 ($23 million).
Operating Expenses

Fiscal Year Ended	Oct 3, 2021	Sep 27, 2020	Oct 3, 2021	Sep 27, 2020
			As a % of Total Net Revenues
Product and distribution costs	$8,738.7	$7,694.9	30.1%	32.7%
Store operating expenses	11,930.9	10,764.0	41.1	45.8
Other operating expenses	359.5	430.3	1.2	1.8
Depreciation and amortization expenses	1,441.7	1,431.3	5.0	6.1
General and administrative expenses	1,932.6	1,679.6	6.7	7.1
Restructuring and impairments	170.4	278.7	0.6	1.2
Total operating expenses	24,573.8	22,278.8	84.6	94.7
Income from equity investees	385.3	322.5	1.3	1.4
Operating income	$4,872.1	$1,561.7	16.8%	6.6%
Store operating expenses as a % of related revenues			48.5%	56.2%
Product and distribution costs as a percentage of total net revenues decreased 260 basis points, primarily due to sales leverage driven by lapping the severe impact of the COVID-19 pandemic in the prior year and pricing in North America in the current year. These decreases were partially offset by increased supply chain costs due to accelerated inflationary pressures in the latter half of fiscal 2021.
Store operating expenses as a percentage of total net revenues decreased 470 basis points. Store operating expenses as a percentage of company-operated store revenues decreased 770 basis points, primarily due to sales leverage from business recovery and lapping higher COVID-19 related costs in the prior year, mainly catastrophe and service pay for store partners, net of temporary subsidies from the U.S. and certain foreign governments (approximately 190 basis points) and labor efficiencies (approximately 110 basis points). These decreases were partially offset by enhancements in retail store partner wages and benefits (approximately 140 basis points).

Other operating expenses decreased $71 million, primarily due to lower Global Coffee Alliance transaction costs, inclusive of lapping integration costs for the Global Coffee Alliance and a change of a related accrual estimate in fiscal 2021.
Depreciation and amortization expenses as a percentage of total net revenues decreased 110 basis points, primarily due to sales leverage.
General and administrative expenses increased $253 million, primarily due to higher performance-based compensation, recognizing the strength of the Company's overall recovery from pandemic-related business impacts ($111 million), incremental strategic investments in technology ($89 million), increased partner wages and benefits ($26 million) and the impact of the extra week in fiscal 2021 ($22 million).
Restructuring and impairment expenses decreased $108 million, primarily due to lower asset impairment related to our North America store portfolio optimization ($65 million), lapping the intangible asset impairment from the prior year ($22 million) and lower severance costs.
Income from equity investees increased $63 million, primarily due to higher income from our North American Coffee Partnership joint venture ($30 million) and growth in our South Korea joint venture prior to divestiture ($22 million). We expect lower income from equity method investments in the future as a result of the sale of our South Korea joint venture (see Note 2); however, we do not expect this transaction to have a material impact on future revenue and operating margin trends.
The combination of these changes resulted in an overall increase in operating margin of 1,020 basis points in fiscal 2021 when compared to fiscal 2020.
Other Income and Expenses

Fiscal Year Ended	Oct 3, 2021	Sep 27, 2020	Oct 3, 2021	Sep 27, 2020
			As a % of Total Net Revenues
Operating income	$4,872.1	$1,561.7	16.8%	6.6%
Net gain resulting from divestiture of certain operations	864.5	—	3.0	—
Interest income and other, net	90.1	39.7	0.3	0.2
Interest expense	(469.8)	(437.0)	(1.6)	(1.9)
Earnings before income taxes	5,356.9	1,164.4	18.4	5.0
Income tax expense	1,156.6	239.7	4.0	1.0
Net earnings including noncontrolling interests	4,200.3	924.7	14.5	3.9
Net earnings/(loss) attributable to noncontrolling interests	1.0	(3.6)	—	—
Net earnings attributable to Starbucks	$4,199.3	$928.3	14.5%	3.9%
Effective tax rate including noncontrolling interests			21.6%	20.6%
Net gain resulting from divestiture of certain operations increased $865 million due to the sale of our ownership interest in our South Korea joint venture.
Interest income and other, net increased $50 million, primarily due to additional income from certain investments and net favorable fair value adjustments from derivatives used to manage our commodity price fluctuation risk.
Interest expense increased $33 million primarily due to additional interest incurred on long-term debt issued in March 2020 and May 2020.
The effective tax rate for fiscal 2021 was 21.6% compared to 20.6% for fiscal 2020. The increase was due to the foreign rate differential on our jurisdictional mix of earnings (approximately 380 basis points) as well as higher pre-tax income in fiscal 2021, which resulted in lower rate benefits from several discrete items, including stock-based compensation excess tax benefits (approximately 380 basis points), the release of income tax reserves upon expiration of statute of limitations (approximately 150 basis points) and the remeasurement of deferred tax assets due to an enacted foreign corporate rate change (approximately 80 basis points). These unfavorable drivers were partially offset by lapping valuation allowances recorded against deferred tax assets of certain international jurisdictions in the prior year (approximately 990 basis points). See Note 14, Income Taxes, for further discussion.

Segment Information
Results of operations by segment (in millions):
North America (1)

Fiscal Year Ended	Oct 3, 2021	Sep 27, 2020	Oct 3, 2021	Sep 27, 2020
			As a % of North America Total Net Revenues
Net revenues:
Company-operated stores	$18,737.3	$14,778.8	91.6%	90.7%
Licensed stores	1,702.2	1,509.9	8.3	9.3
Other	8.4	7.5	—	—
Total net revenues	20,447.9	16,296.2	100.0	100.0
Product and distribution costs	5,453.8	4,564.4	26.7	28.0
Store operating expenses	9,359.5	8,488.0	45.8	52.1
Other operating expenses	166.0	154.6	0.8	0.9
Depreciation and amortization expenses	753.9	762.0	3.7	4.7
General and administrative expenses	300.0	268.0	1.5	1.6
Restructuring and impairments	155.4	257.5	0.8	1.6
Total operating expenses	16,188.6	14,494.5	79.2	88.9
Operating income	$4,259.3	$1,801.7	20.8%	11.1%
(1)North America licensed store revenues, total net revenues, product and distribution costs, other operating expenses, total operating expenses and operating income for the fiscal year ended September 27, 2020, have been restated to conform with current period presentation.
Revenues
North America total net revenues for fiscal 2021 increased $4.2 billion, or 25%, primarily due to a 22% increase in comparable store sales ($3.1 billion) driven by a 13% increase in average ticket and a 7% increase in transactions and the impact of the extra week in fiscal 2021 ($427 million). Also contributing to these increases were the performance of new stores compared to the closure of underperforming stores, including stores related to our restructuring plan ($394 million), higher product and equipment sales to and royalty revenues from our licensees ($151 million) primarily due to lapping the severe impact of the COVID-19 pandemic in the prior year and favorable foreign currency translation ($76 million).
Operating Margin
North America operating income for fiscal 2021 increased 136% to $4.3 billion, compared to $1.8 billion in fiscal 2020. Operating margin increased 970 basis points to 20.8%, primarily due to sales leverage from business recovery and lapping higher COVID-19 related costs in the prior year, mainly catastrophe and service pay for store partners, net of temporary subsidies provided by the CARES Act and CEWS (approximately 180 basis points). Also contributing to the margin improvements were pricing (approximately 130 basis points), lower restructuring expenses (approximately 80 basis points) and benefits from the closure of lower-performing stores (approximately 60 basis points). These increases were partially offset by enhancements in retail store partner wages and benefits (approximately 150 basis points) and, to a lesser extent, increased supply chain costs due to accelerated inflationary pressures in the latter half of fiscal 2021.

International (1)

Fiscal Year Ended	Oct 3, 2021	Sep 27, 2020	Oct 3, 2021	Sep 27, 2020
			As a % of International Total Net Revenues
Net revenues:
Company-operated stores	$5,869.7	$4,385.8	84.8%	83.8%
Licensed stores	981.4	817.2	14.2	15.6
Other	70.5	27.6	1.0	0.5
Total net revenues	6,921.6	5,230.6	100.0	100.0
Product and distribution costs	2,187.3	1,729.1	31.6	33.1
Store operating expenses	2,571.4	2,276.0	37.2	43.5
Other operating expenses	147.3	153.6	2.1	2.9
Depreciation and amortization expenses	544.7	518.4	7.9	9.9
General and administrative expenses	360.5	286.4	5.2	5.5
Restructuring and impairments	—	(1.2)	—	—
Total operating expenses	5,811.2	4,962.3	84.0	94.9
Income from equity investees	135.3	102.3	2.0	2.0
Operating income	$1,245.7	$370.6	18.0%	7.1%
(1)International licensed store revenues, total net revenues, product and distribution costs, other operating expenses, general and administrative expenses, total operating expenses and operating income for the fiscal year ended September 27, 2020, have been restated to conform with current period presentation.
Revenues
International total net revenues for fiscal 2021 increased $1.7 billion, or 32%, primarily due to a 16% increase in comparable store sales ($697 million), driven by a 14% increase in transactions and a 1% increase in average ticket. Also contributing to this increase were 746 net new Starbucks® company-operated stores, or an 11% increase, over the past 12 months ($388 million). Additionally, there was favorable foreign currency translation ($310 million), the impact of the extra week in fiscal 2021 ($127 million) and higher product sales to and royalty revenues from our licensees ($121 million) primarily due to lapping the impact of the COVID-19 pandemic in the prior year.
Operating Margin
International operating income for fiscal 2021 increased 236% to $1.2 billion, compared to $371 million in fiscal 2020. Operating margin increased 1,090 basis points to 18.0%, primarily due to sales leverage driven by lapping the severe impact of the COVID-19 pandemic in the prior year as well as higher temporary government subsidies (approximately 170 basis points) and labor efficiencies (approximately 110 basis points). Also contributing to this increase was lapping temporary royalty relief provided to licensees in the prior year (approximately 60 basis points).

Channel Development

Fiscal Year Ended	Oct 3, 2021	Sep 27, 2020	Oct 3, 2021	Sep 27, 2020
			As a % of Channel Development Total Net Revenues
Net revenues	$1,593.6	$1,925.0
Product and distribution costs	1,011.2	1,338.1	63.5	69.5
Other operating expenses	31.3	108.2	2.0	5.6
Depreciation and amortization expenses	1.2	1.2	0.1	0.1
General and administrative expenses	10.8	10.5	0.7	0.5
Total operating expenses	1,054.5	1,458.0	66.2	75.7
Income from equity investees	250.0	220.2	15.7	11.4
Operating income	$789.1	$687.2	49.5%	35.7%
Revenues
Channel Development total net revenues for fiscal 2021 decreased $331 million, or 17%, compared to fiscal 2020, primarily due to the transition of certain single-serve product activities to Nestlé ($348 million) and the lapping of higher transition activities related to the Global Coffee Alliance in the prior year ($85 million). These were partially offset by growth in our ready-to-drink business ($52 million) and the impact of the extra week in fiscal 2021 ($21 million).
Operating Margin
Channel Development operating income for fiscal 2021 increased 15% to $789 million, compared to $687 million in fiscal 2020. Operating margin increased 1,380 basis points to 49.5%, primarily due to the transfer of certain single-serve product activities to Nestlé as part of the Global Coffee Alliance (approximately 730 basis points) and lapping higher transition costs for the Global Coffee Alliance and a change in estimate relating to a transaction cost accrual in fiscal 2021 (approximately 380 basis points). Strong performance from our North American Coffee Partnership joint venture (approximately 120 basis points) also contributed.

Corporate and Other (1)

Fiscal Year Ended	Oct 3, 2021	Sep 27, 2020	% Change
Net revenues:
Other	$97.5	$66.2	47.3%
Total net revenues	97.5	66.2	47.3
Product and distribution costs	86.4	63.3	36.5
Other operating expenses	14.9	13.9	7.2
Depreciation and amortization expenses	141.9	149.7	(5.2)
General and administrative expenses	1,261.3	1,114.7	13.2
Restructuring and impairments	15.0	22.4	(33.0)
Total operating expenses	1,519.5	1,364.0	11.4
Operating loss	$(1,422.0)	$(1,297.8)	9.6%
(1)Corporate and other general and administrative expenses and operating loss for the fiscal year ended September 27, 2020, have been restated to conform with current period presentation.
Corporate and Other primarily consists of our unallocated corporate expenses and Evolution Fresh. Unallocated corporate expenses include corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments.
Corporate and Other operating loss increased to $1.4 billion for fiscal 2021, or 10%, compared to $1.3 billion in fiscal 2020. This increase was primarily driven by incremental investments in technology ($81 million) and higher performance-based compensation, due to better than expected business recovery ($57 million).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash and Investment Overview
Our cash and investments were $6.9 billion and $4.8 billion as of October 3, 2021 and September 27, 2020, respectively. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, make acquisitions and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate debt securities, government treasury securities (domestic and foreign) and commercial paper. As of October 3, 2021, approximately $2.9 billion of cash was held in foreign subsidiaries.
Borrowing capacity
Credit Facilities and Commercial Paper
Our total contractual borrowing capacity for general corporate purposes was $3.0 billion as of the end of fiscal 2021.
Revolving Lines of Credit
During the fourth quarter of fiscal 2021, we replaced our $2.0 billion unsecured 5-year revolving credit facility (the “2018 credit facility”) and our $1.0 billion unsecured 364-Day credit facility (the “364-day credit facility”) with a new $3.0 billion unsecured 5-year revolving credit facility (the “2021 credit facility”).
Our 2021 credit facility, of which $150 million may be used for issuances of letters of credit, is currently set to mature on September 16, 2026. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $1.0 billion. Borrowings under the credit facility will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the credit facility), in each case plus an applicable margin. The applicable margin is based on the Company’s long-term credit ratings assigned by Moody’s and Standard & Poor’s rating agencies. The 2021 credit facility contains alternative interest rate provisions specifying rate calculations to be used at such time LIBOR ceases to be available as a benchmark due to reference rate reform. The “Base Rate” of interest is the highest of (i) the Federal Funds Rate plus 0.025%, (ii) Bank of America’s prime rate, and (iii) the Eurocurrency Rate (as defined in the credit facility) plus 1.025%. The 2021 credit facility is available for general corporate purposes. As of October 3, 2021, we had no borrowings under the 2021 credit facility.
Commercial Paper

Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under the 2021 credit facility discussed above. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of October 3, 2021, we had no amounts outstanding under our commercial paper program.
Credit Facilities in Japan
Additionally, we hold Japanese yen-denominated credit facilities which are available for working capital needs and capital expenditures within our Japanese market.
•A ¥5 billion, or $44.9 million, facility is currently set to mature on December 30, 2021. Borrowings under the credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.400%.
•A ¥10 billion, or $89.9 million, facility is currently set to mature on March 26, 2022. Borrowings under the credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus 0.350%.
As of October 3, 2021, we had no borrowings outstanding under these credit facilities.
See Note 9, Debt, to the consolidated financial statements included in Item 8 of Part II of this 10-K for details of the components of our long-term debt.
Our ability to incur new liens and conduct sale and leaseback transactions on certain material properties is subject to compliance with terms of the indentures under which the long-term notes were issued. As of October 3, 2021, we were in compliance with all applicable covenants.
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
We believe that net future cash flows generated from operations and existing cash and investments both domestically and internationally combined with our ability to leverage our balance sheet through the issuance of debt will be sufficient to finance capital requirements for our core businesses as well as shareholder distributions for the foreseeable future. However, significant new joint ventures, acquisitions and/or other new business opportunities may require additional outside funding. We have borrowed funds and continue to believe we have the ability to do so at reasonable interest rates; however, additional borrowings would result in increased interest expense in the future. In this regard, we may incur additional debt, within targeted levels, as part of our plans to fund our capital programs, including cash returns to shareholders through future dividends and discretionary share repurchases. If necessary, we may pursue additional sources of financing, including both short-term and long-term borrowings and debt issuances.
We regularly review our cash positions and our determination of partial indefinite reinvestment of foreign earnings. In the event we determine that all or another portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes, which could be material. We currently do not anticipate the need for repatriated funds to the U.S. to satisfy domestic liquidity needs. See Note 14, Income Taxes, for further discussion.
During the fourth quarter of fiscal 2021, we replaced our $2.0 billion 2018 credit facility and our $1.0 billion 364-day credit facility with a new $3.0 billion 2021 credit facility. The 2021 credit facility was not drawn on in fiscal 2021 and is currently set to mature on September 16, 2026.
During each of the first three quarters of fiscal 2020, we declared a cash dividend to shareholders of $0.41 per share. On September 30, 2020, and for each of the first three quarters of fiscal 2021, we declared a cash dividend of $0.45 per share. Dividends are generally paid in the quarter following the declaration date. Cash returned to shareholders through dividends in fiscal 2021 and 2020 totaled $2.1 billion and $1.9 billion, respectively. During the fourth quarter of fiscal 2021, we declared a cash dividend of $0.49 per share to be paid on November 26, 2021, with an expected payout of approximately $578.1 million.
In March 2019, we entered into accelerated share repurchase agreements (“ASR agreements”) with third-party financial institutions totaling $2.0 billion, effective March 22, 2019. We made a $2.0 billion up-front payment to the financial institutions and received an initial delivery of 22.2 million shares of our common stock. In June 2019, we received an additional 3.9 million shares upon the completion of the program based on a volume-weighted average share price (less discount) of $76.50.
Outside of the ASR agreements noted above, we repurchased 36.6 million shares of common stock for $3.1 billion on the open market during the fiscal year ended September 29, 2019. In total, we repurchased 139.6 million shares at a total cost of $10.1 billion for the fiscal year ended September 29, 2019.
Our Board of Directors approved an increase of 120 million and 40 million shares to our ongoing share repurchase program during the fiscal first quarter of 2019 and fiscal second quarter of 2020, respectively. We temporarily suspended our share repurchase program in March 2020. Prior to the suspension, we repurchased 20.3 million shares of common stock for $1.7 billion on the open market during the year ended September 27, 2020. As of October 3, 2021, 48.9 million shares remained available for repurchase under current authorizations. Due to our business recovery and restoration of certain leverage metrics, we have resumed our share repurchase program in the first quarter of fiscal 2022.
Other than operating expenses, cash requirements for fiscal 2022 are expected to consist primarily of capital expenditures for investments in our new and existing stores, our supply chain and corporate facilities. Total capital expenditures for fiscal 2022 are expected to be approximately $2 billion.
The following table summarizes current and long-term material cash requirements as of October 3, 2021, which we expect to fund primarily with operating cash flows (in millions):

	Material Cash Requirements
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations(1)	$10,129.9	$1,504.6	$2,751.5	$2,169.1	$3,704.7
Debt obligations
Principal payments	14,713.8	1,000.0	2,513.8	1,750.0	9,450.0
Interest payments	6,639.0	457.1	840.7	730.1	4,611.1
Purchase obligations(2)	1,800.2	1,202.6	533.9	63.7	—
Other obligations(3)	368.4	54.6	92.6	136.5	84.7
Total	$33,651.3	$4,218.9	$6,732.5	$4,849.4	$17,850.5
(1)Amounts include direct lease obligations, excluding any taxes, insurance and other related expenses.
(2)Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Starbucks and that specify all significant terms. Green coffee purchase commitments comprise 96% of total purchase obligations.
(3)Other obligations include other long-term liabilities primarily consisting of long-term income taxes payable, asset retirement obligations and equity investment capital commitments.
Cash Flows
Cash provided by operating activities was $6.0 billion for fiscal 2021, compared to $1.6 billion for fiscal 2020. The change was primarily due to higher net earnings and lapping the U.S. federal tax payment related to the Nestlé transaction in fiscal 2020.
Cash used in investing activities totaled $0.3 billion for fiscal 2021, compared to $1.7 billion for fiscal 2020. The change was primarily driven by net proceeds from the divestiture of our ownership interest in our South Korea joint venture and higher maturities and calls of investments. This was partially offset by a decrease in sales of investments and higher capital contributions to equity method investments.
Cash used in financing activities for fiscal 2021 totaled $3.7 billion, compared to cash provided by financing activities of $1.7 billion for fiscal 2020. The change was primarily due to lower net proceeds from borrowing activities and higher debt repayments, partially offset by the temporary suspension of our share repurchase program.

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
FINANCIAL RISK MANAGEMENT
Market risk is defined as the risk of losses due to changes in commodity prices, foreign currency exchange rates, equity security prices and interest rates. We manage our exposure to various market-based risks according to a market price risk management policy. Under this policy, market-based risks are quantified and evaluated for potential mitigation strategies, such as entering into hedging transactions. The market price risk management policy governs how hedging instruments may be used to mitigate risk. Risk limits are set annually and prohibit speculative trading activity. We also monitor and limit the amount of associated counterparty credit risk, which we consider to be low. We use interest rate swap agreements and treasury locks to primarily hedge against changes in benchmark interest rates related to anticipated debt issuances. We also use cross-currency swaps and foreign exchange debt instruments to hedge against changes in the fair value of our fixed-rate debt and foreign exchange exposure of net investments in Japan. Excluding interest rate hedging instruments, cross currency swaps and foreign currency debt, hedging instruments generally do not have maturities in excess of three years. Refer to Note 1, Summary of Significant Accounting Policies, and Note 3, Derivative Financial Instruments, to the consolidated financial statements included in Item 8 of Part II of this 10-K for further discussion of our hedging instruments.
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
The following table summarizes the potential impact as of October 3, 2021 to Starbucks future net earnings and other comprehensive income (“OCI”) from changes in commodity prices. The information provided below relates only to the hedging instruments and does not represent the corresponding changes in the underlying hedged items (in millions):

	Increase/(Decrease) to Net Earnings		Increase/(Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
Commodity hedges	$—	$—	$53	$(53)
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

The following table summarizes the potential impact as of October 3, 2021 to Starbucks future net earnings and other comprehensive income from changes in the fair value of these derivative financial instruments due to a change in the value of the U.S. dollar as compared to foreign exchange rates. The information provided below relates only to the hedging instruments and does not represent the corresponding changes in the underlying hedged items (in millions):

	Increase/(Decrease) to Net Earnings		Increase/(Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
Foreign currency hedges	$43	$(43)	$139	$(139)
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
We performed a sensitivity analysis based on a 10% change in the underlying equity prices of our investments as of October 3, 2021 and determined that such a change would not have a significant impact on the fair value of these instruments.
Interest Rate Risk
Long-term Debt
We utilize short-term and long-term financing and may use interest rate hedges to manage our overall interest expense related to our existing fixed-rate debt, as well as to hedge the variability in cash flows due to changes in benchmark interest rates related to anticipated debt issuances. See Note 3, Derivative Financial Instruments and Note 9, Debt, to the consolidated financial statements included in Item 8 of Part II of this 10-K for further discussion of our interest rate hedge agreements and details of the components of our long-term debt, respectively, as of October 3, 2021.
The following table summarizes the impact of a change in interest rates as of October 3, 2021 on the fair value of Starbucks debt (in millions):

		Change in Fair Value
	Fair Value	100 Basis Point Increase in Underlying Rate	100 Basis Point Decrease in Underlying Rate

Long-term debt(1)	$16,014	$1,216	$(1,216)
(1)Amount disclosed is net of $13 million change in the fair value of our designated interest rate swap. Refer to Note 3, Derivative Financial Instruments, for additional information on our interest rate swap designated as a fair value hedge.
Available-for-Sale Debt Securities
Our available-for-sale securities comprise a diversified portfolio consisting mainly of investment-grade debt securities. The primary objective of these investments is to preserve capital and liquidity. Available-for-sale securities are recorded on the consolidated balance sheets at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income. We do not hedge the interest rate exposure on our investments. We performed a sensitivity analysis based on a 100 basis point change in the underlying interest rate of our available-for-sale securities as of October 3, 2021 and determined that such a change would not have a significant impact on the fair value of these instruments.
CRITICAL ACCOUNTING ESTIMATES
Critical accounting estimates are those that management believes are the most important to the portrayal of our financial condition and results and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain, especially in light of the current economic environment due to the COVID-19 pandemic. Judgments and uncertainties may result in materially different amounts being reported under different conditions or using different assumptions.
Our significant accounting estimates are discussed in additional detail in Note 1, Summary of Significant Accounting Policies and Estimates, to the consolidated financial statements included in Item 8 of Part II of this 10-K. We consider financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. During the past five fiscal years, we have not made any material changes to the accounting methodologies used to assess the areas discussed below, unless noted otherwise. We believe that our significant accounting estimates involve a higher degree of judgment and/or complexity for the reasons discussed below:

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
Long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For company-operated store assets, the impairment test is performed at the individual store asset group level, which is inclusive of property, plant and equipment and lease ROU assets. The fair value of a store’s assets is estimated using a discounted cash flow model. For other long-lived assets, fair value is determined using an approach that is appropriate based on the relevant facts and circumstances, which may include discounted cash flows, comparable transactions or comparable company analyses.
Our impairment calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values. Key assumptions used in estimating future cash flows and asset fair values include projected revenue growth and operating expenses, as well as forecasting asset useful lives and selecting an appropriate discount rate. For company-operated stores, estimates of revenue growth and operating expenses are based on internal projections and consider the store’s historical performance, the local market economics and the business environment impacting the store’s performance. The discount rate is selected based on what we believe a buyer would assume when determining a purchase price for the store. The fair value of a store’s ROU asset is estimated considering what a market participant would pay to lease the asset for its highest and best use. These estimates are subjective and our ability to realize future cash flows and asset fair values is affected by factors such as ongoing maintenance and improvement of the assets, changes in economic conditions and changes in operating performance.
In fiscal 2020, we announced a restructuring plan to optimize our North America store portfolio, primarily in dense metropolitan markets, by developing new store formats to better cater to changing customer tastes and preferences. As of October 3, 2021, 807 stores in the U.S. and Canada were identified for closure, and substantially all were closed under the plan. During fiscal years 2021 and 2020, we recorded approximately $155.4 million and $254.7 million, respectively, to restructuring and impairments on our consolidated statements of earnings. These totals included $53.1 million and $151.0 million, respectively, related to impairment and disposition of company-operated store assets and $89.5 million and $87.7 million, respectively, primarily associated with accelerated amortization of ROU lease assets and other lease costs due to store closures prior to the end of contractual lease terms. We expect total future restructuring costs under this plan, which are attributable to our North America segment, to be immaterial.
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
When assessing goodwill for impairment, our decision to perform a qualitative impairment assessment for an individual reporting unit is influenced by a number of factors, inclusive of the carrying value of the reporting unit’s goodwill, the significance of the excess of the reporting unit’s estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments and the date of acquisition. If we perform a quantitative assessment of an individual reporting unit’s goodwill, our impairment calculations contain uncertainties because they require management to make assumptions and to apply judgment when estimating future cash flows and asset fair values, including projected revenue growth and operating expenses related to existing businesses, product innovation and new store concepts, as well as utilizing valuation multiples of similar publicly traded companies and selecting an appropriate discount rate. Estimates of revenue growth and operating expenses are based on internal projections considering the reporting unit’s past performance and forecasted growth, including assumptions regarding business recovery post COVID-19, strategic initiatives, local market economics and the local business environment impacting the reporting unit’s performance. The discount rate is selected based on the estimated cost of capital for a market participant to operate the reporting unit in the region. These estimates, as well as the selection of comparable companies and valuation multiples used in the market approaches are highly subjective, and our ability to realize the future cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies, including retail initiatives and international expansion. Our goodwill impairment assessments were not significantly altered as a result of the COVID-19 pandemic. We continue to believe the fair value of each of our reporting units is significantly in excess of its carrying value, and absent a sustained multi-year global decline in our business in key markets such as the U.S. and China, we do not anticipate incurring significant goodwill impairment in the next 12 months. Our fiscal 2021 annual goodwill impairment testing, which was completed in the third fiscal quarter, resulted in an estimated fair value of our reporting units where a quantitative assessment was performed, was in excess of carrying value of approximately $74 billion. When assessing indefinite-lived intangible assets for impairment, where we perform a qualitative assessment, we evaluate if changes in events or circumstances have occurred that indicate that impairment may exist. If we do not perform a qualitative impairment assessment or if changes in events and circumstances indicate that a quantitative assessment should be performed, management is required to calculate the fair value of the intangible asset group. The fair value calculation includes estimates of revenue growth, which are based on past performance and internal projections for the intangible asset group’s forecasted growth, including assumptions regarding business recovery post COVID-19, and royalty rates, which are adjusted for our particular facts and circumstances. The discount rate is selected based on the estimated cost of capital that reflects the risk profile of the related business. These estimates are highly subjective, and our ability to achieve the forecasted cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies, including retail initiatives and international expansion. We do not anticipate recording significant impairment charges in the next 12 months.
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
In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of operations. In projecting future taxable income, we consider historical results and incorporate assumptions about the amount of future state, federal and foreign pre-tax operating income adjusted for items that do not have tax consequences. Our assumptions regarding future taxable income are consistent with the plans and estimates we use to manage our underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income/(loss).
In addition, our income tax returns are periodically audited by domestic and foreign tax authorities. These audits include review of our tax filing positions, such as the timing and amount of deductions taken and the allocation of income between tax jurisdictions. We evaluate our exposures associated with our various tax filing positions and recognize a tax benefit only if it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authorities, including resolutions of any related appeals or litigation processes, based on the technical merits of our position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. For uncertain tax positions that do not meet this threshold, we record a related liability. We adjust our unrecognized tax benefit liability and income tax expense in the period in which the uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when new information becomes available. As discussed in Note 14, Income Taxes, to the consolidated financial statements included in Item 8 of Part II of this 10-K, we do not expect a significant amount of the Company’s gross unrecognized tax benefits to be recognized by the end of fiscal 2022 for reasons such as a lapse of the statute of limitations or resolution of examinations with tax authorities.
We have generated income in certain foreign jurisdictions that may be subject to additional foreign withholding taxes and U.S. state income taxes. We regularly review our plans for reinvestment or repatriation of unremitted foreign earnings. The possibility exists that foreign earnings declared as indefinitely reinvested may be repatriated as our plans are based on our estimated working and other capital needs in jurisdictions where our earnings are generated. While we do not expect to repatriate cash to the U.S. to satisfy domestic liquidity needs, if these amounts were distributed to the U.S., in the form of dividends or otherwise, we may be subject to additional foreign withholding taxes and U.S. state income taxes, which could be material.

Our income tax expense, deferred tax assets and liabilities and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. Deferred tax asset valuation allowances and our liabilities for unrecognized tax benefits require significant management judgment regarding applicable statutes and their related interpretation, the status of various income tax audits and our particular facts and circumstances. Although we believe that the judgments and estimates discussed herein are reasonable, actual results, including forecasted business performance could differ, and we may be exposed to losses or gains that could be material. To the extent we prevail in matters for which a liability has been established or are required to pay amounts in excess of our established liability, our effective income tax rate in a given financial statement period could be materially affected.
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

Item 8. Financial Statements and Supplementary Data
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)

Fiscal Year Ended	Oct 3, 2021	Sep 27, 2020	Sep 29, 2019
Net revenues:
Company-operated stores	$24,607.0	$19,164.6	$21,544.4
Licensed stores	2,683.6	2,327.1	2,875.0
Other	1,770.0	2,026.3	2,089.2
Total net revenues	29,060.6	23,518.0	26,508.6
Product and distribution costs	8,738.7	7,694.9	8,526.9
Store operating expenses	11,930.9	10,764.0	10,493.6
Other operating expenses	359.5	430.3	371.0
Depreciation and amortization expenses	1,441.7	1,431.3	1,377.3
General and administrative expenses	1,932.6	1,679.6	1,824.1
Restructuring and impairments	170.4	278.7	135.8
Total operating expenses	24,573.8	22,278.8	22,728.7
Income from equity investees	385.3	322.5	298.0
Operating income	4,872.1	1,561.7	4,077.9
Net gain resulting from divestiture of certain operations	864.5	—	622.8
Interest income and other, net	90.1	39.7	96.5
Interest expense	(469.8)	(437.0)	(331.0)
Earnings before income taxes	5,356.9	1,164.4	4,466.2
Income tax expense	1,156.6	239.7	871.6
Net earnings including noncontrolling interests	4,200.3	924.7	3,594.6
Net earnings/(loss) attributable to noncontrolling interests	1.0	(3.6)	(4.6)
Net earnings attributable to Starbucks	$4,199.3	$928.3	$3,599.2
Earnings per share — basic	$3.57	$0.79	$2.95
Earnings per share — diluted	$3.54	$0.79	$2.92
Weighted average shares outstanding:
Basic	1,177.6	1,172.8	1,221.2
Diluted	1,185.5	1,181.8	1,233.2

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

Fiscal Year Ended	Oct 3, 2021	Sep 27, 2020	Sep 29, 2019
Net earnings including noncontrolling interests	$4,200.3	$924.7	$3,594.6
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale securities	(3.4)	8.3	10.5
Tax (expense)/benefit	0.7	(1.8)	(2.3)
Unrealized gains/(losses) on cash flow hedging instruments	283.8	(126.3)	(14.1)
Tax (expense)/benefit	(43.6)	31.3	3.4
Unrealized gains/(losses) on net investment hedging instruments	63.1	38.7	(39.8)
Tax (expense)/benefit	(16.0)	(9.8)	10.1
Translation adjustment and other	188.2	206.9	(146.2)
Tax (expense)/benefit	2.2	1.5	2.5
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale securities, hedging instruments, translation adjustment and other	41.8	(20.1)	1.3
Tax expense/(benefit)	(5.0)	5.2	1.6
Other comprehensive income/(loss)	511.8	133.9	(173.0)
Comprehensive income including noncontrolling interests	4,712.1	1,058.6	3,421.6
Comprehensive income/(loss) attributable to noncontrolling interests	1.0	(3.6)	(4.6)
Comprehensive income attributable to Starbucks	$4,711.1	$1,062.2	$3,426.2

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	Oct 3, 2021	Sep 27, 2020
ASSETS
Current assets:
Cash and cash equivalents	$6,455.7	$4,350.9
Short-term investments	162.2	281.2
Accounts receivable, net	940.0	883.4
Inventories	1,603.9	1,551.4
Prepaid expenses and other current assets	594.6	739.5
Total current assets	9,756.4	7,806.4
Long-term investments	281.7	206.1
Equity investments	268.5	478.7
Property, plant and equipment, net	6,369.5	6,241.4
Operating lease, right-of-use asset	8,236.0	8,134.1
Deferred income taxes, net	1,874.8	1,789.9
Other long-term assets	578.5	568.6
Other intangible assets	349.9	552.1
Goodwill	3,677.3	3,597.2
TOTAL ASSETS	$31,392.6	$29,374.5
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$1,211.6	$997.9
Accrued liabilities	1,973.2	1,160.7
Accrued payroll and benefits	772.3	696.0
Income taxes payable	348.0	98.2
Current portion of operating lease liability	1,251.3	1,248.8
Stored value card liability and current portion of deferred revenue	1,596.1	1,456.5
Short-term debt	—	438.8
Current portion of long-term debt	998.9	1,249.9
Total current liabilities	8,151.4	7,346.8
Long-term debt	13,616.9	14,659.6
Operating lease liability	7,738.0	7,661.7
Deferred revenue	6,463.0	6,598.5
Other long-term liabilities	737.8	907.3
Total liabilities	36,707.1	37,173.9
Shareholders’ deficit:
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,180.0 and 1,173.3 shares, respectively	1.2	1.2
Additional paid-in capital	846.1	373.9
Retained deficit	(6,315.7)	(7,815.6)
Accumulated other comprehensive income/(loss)	147.2	(364.6)
Total shareholders’ deficit	(5,321.2)	(7,805.1)
Noncontrolling interests	6.7	5.7
Total deficit	(5,314.5)	(7,799.4)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)	$31,392.6	$29,374.5
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Fiscal Year Ended	Oct 3, 2021	Sep 27, 2020	Sep 29, 2019
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$4,200.3	$924.7	$3,594.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,524.1	1,503.2	1,449.3
Deferred income taxes, net	(146.2)	(25.8)	(1,495.4)
Income earned from equity method investees	(347.3)	(280.7)	(250.6)
Distributions received from equity method investees	336.0	227.7	216.8
Net gain resulting from divestiture of certain operations	(864.5)	—	(622.8)
Stock-based compensation	319.1	248.6	308.0
Goodwill impairments	—	—	10.5
Non-cash lease cost	1,248.6	1,197.6	—
Loss on retirement and impairment of assets	226.2	454.4	142.6
Other	(6.0)	24.5	45.3
Cash provided by/(used in) changes in operating assets and liabilities:
Accounts receivable	(43.0)	(2.7)	(197.7)
Inventories	(49.8)	(10.9)	(173.0)
Prepaid expenses and other current assets	251.1	(317.5)	922.0
Income taxes payable	286.1	(1,214.6)	1,237.1
Accounts payable	189.9	(210.8)	31.9
Deferred revenue	(6.1)	31.0	(30.5)
Operating lease liability	(1,488.1)	(1,231.4)	—
Other operating assets and liabilities	358.7	280.5	(141.1)
Net cash provided by operating activities	5,989.1	1,597.8	5,047.0
INVESTING ACTIVITIES:
Purchases of investments	(432.0)	(443.9)	(190.4)
Sales of investments	143.2	186.7	298.3
Maturities and calls of investments	345.5	73.7	59.8
Additions to property, plant and equipment	(1,470.0)	(1,483.6)	(1,806.6)
Net proceeds from the divestiture of certain operations	1,175.0	—	684.3
Other	(81.2)	(44.4)	(56.2)
Net cash used in investing activities	(319.5)	(1,711.5)	(1,010.8)
FINANCING ACTIVITIES:
Repayments of commercial paper	(296.5)	—	—
Proceeds from issuance of short-term debt	215.1	1,406.6	—
Repayments of short-term debt	(349.8)	(967.7)	—
Proceeds from issuance of long-term debt	—	4,727.6	1,996.0
Repayments of long-term debt	(1,250.0)	—	(350.0)
Proceeds from issuance of common stock	246.2	298.8	409.8
Cash dividends paid	(2,119.0)	(1,923.5)	(1,761.3)
Repurchase of common stock	—	(1,698.9)	(10,222.3)
Minimum tax withholdings on share-based awards	(97.0)	(91.9)	(111.6)
Other	—	(37.7)	(17.5)
Net cash provided by/(used in) financing activities	(3,651.0)	1,713.3	(10,056.9)
Effect of exchange rate changes on cash and cash equivalents	86.2	64.7	(49.0)
Net increase/(decrease) in cash and cash equivalents	2,104.8	1,664.3	(6,069.7)
CASH AND CASH EQUIVALENTS:
Beginning of period	4,350.9	2,686.6	8,756.3
End of period	$6,455.7	$4,350.9	$2,686.6
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$501.1	$396.9	$299.5
Income taxes	$756.3	$1,699.1	$470.1
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, September 30, 2018	1,309.1	$1.3	$41.1	$1,457.4	$(330.3)	$1,169.5	$6.3	$1,175.8
Cumulative effect of adoption of new accounting guidance	—	—	—	495.6	—	495.6	—	495.6
Net earnings/(loss)	—	—	—	3,599.2	—	3,599.2	(4.6)	3,594.6
Other comprehensive income/(loss)	—	—	—	—	(173.0)	(173.0)	—	(173.0)
Stock-based compensation expense	—	—	311.3	—	—	311.3	—	311.3
Exercise of stock options/vesting of RSUs	14.7	—	264.9	—	—	264.9	—	264.9
Sale of common stock	0.4	—	33.4	—	—	33.4	—	33.4
Repurchase of common stock	(139.6)	(0.1)	(609.6)	(9,521.8)	—	(10,131.5)	—	(10,131.5)
Cash dividends declared, $1.49 per share	—	—	—	(1,801.6)	—	(1,801.6)	—	(1,801.6)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(0.5)	(0.5)
Balance, September 29, 2019	1,184.6	$1.2	$41.1	$(5,771.2)	$(503.3)	$(6,232.2)	$1.2	$(6,231.0)
Cumulative effect of adoption of new accounting guidance	—	—	—	12.5	4.8	17.3	—	17.3
Net earnings/(loss)	—	—	—	928.3	—	928.3	(3.6)	924.7
Other comprehensive income/(loss)	—	—	—	—	133.9	133.9	—	133.9
Stock-based compensation expense	—	—	252.1	—	—	252.1	—	252.1
Exercise of stock options/vesting of RSUs	8.5	—	169.9	—	—	169.9	—	169.9
Sale of common stock	0.5	—	37.2	—	—	37.2	—	37.2
Repurchase of common stock	(20.3)	—	(126.4)	(1,548.6)	—	(1,675.0)	—	(1,675.0)
Cash dividends declared, $1.23 per share	—	—	—	(1,436.6)	—	(1,436.6)	(0.2)	(1,436.8)
Noncontrolling interest resulting from divestiture	—	—	—	—	—	—	8.3	8.3
Balance, September 27, 2020	1,173.3	$1.2	$373.9	$(7,815.6)	$(364.6)	$(7,805.1)	$5.7	$(7,799.4)
Cumulative effect of adoption of new accounting guidance	—	—	—	(2.2)	—	(2.2)	—	(2.2)
Net earnings/(loss)	—	—	—	4,199.3	—	4,199.3	1.0	4,200.3
Other comprehensive income/(loss)	—	—	—	—	511.8	511.8	—	511.8
Stock-based compensation expense	—	—	322.8	—	—	322.8	—	322.8
Exercise of stock options/vesting of RSUs	6.3	—	107.0	—	—	107.0	—	107.0
Sale of common stock	0.4	—	42.4	—	—	42.4	—	42.4
Cash dividends declared, $2.29 per share	—	—	—	(2,697.2)	—	(2,697.2)	—	(2,697.2)
Balance, October 3, 2021	1,180.0	$1.2	$846.1	$(6,315.7)	$147.2	$(5,321.2)	$6.7	$(5,314.5)
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years ended October 3, 2021, September 27, 2020 and September 29, 2019
Note 1: Summary of Significant Accounting Policies and Estimates
Description of Business
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
Segment information is prepared on the same basis that our management reviews financial information for operational decision-making purposes. In the fourth quarter of fiscal 2021, certain changes were made to our management team, and our operating segment reporting structure was realigned as a result. We realigned our fully licensed Latin America and Caribbean markets from our Americas operating segment to our International operating segment. We renamed the Americas operating segment to the North America operating segment, since it is comprised of our company-operated and licensed stores in the U.S. and Canada. We also made certain other immaterial changes between our International operating segment and Corporate and Other. Certain prior period information for our North America and International operating segments and our Corporate and Other reportable segment has been reclassified to conform to the current year presentation. There was no impact on consolidated net revenues, total operating expenses, operating income or net earnings per share as a result of these changes.
We have three reportable operating segments: 1) North America, which is inclusive of the U.S. and Canada; 2) International, which is inclusive of China, Japan, Asia Pacific, Europe, Middle East and Africa, Latin America and the Caribbean; and 3) Channel Development. Non-reportable operating segments such as Evolution Fresh and unallocated corporate expenses are reported within Corporate and Other.
Additional details on the nature of our business and our reportable operating segments are included in Note 17, Segment Reporting.
Principles of Consolidation
Our consolidated financial statements reflect the financial position and operating results of Starbucks, including wholly-owned subsidiaries and investees that we control. Intercompany transactions and balances have been eliminated.
Fiscal Year End
Our fiscal year ends on the Sunday closest to September 30. Fiscal year 2021 included 53 weeks, with the 53rd week falling in the fourth fiscal quarter. Fiscal years 2020 and 2019 included 52 weeks.
Estimates and Assumptions
Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include, but are not limited to, estimates for inventory reserves, asset and goodwill impairments, assumptions underlying self-insurance reserves, income from unredeemed stored value cards, stock-based compensation forfeiture rates, future asset retirement obligations and the potential outcome of future tax consequences of events that have been recognized in the financial statements. Actual results and outcomes may differ from these estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the global COVID-19 pandemic.
Restructuring
In fiscal 2020, we announced a restructuring plan to optimize our North America store portfolio, primarily in dense metropolitan markets by developing new store formats to better cater to changing customer tastes and preferences. As of October 3, 2021, 807 stores in the U.S. and Canada had been identified for closure, and substantially all were closed under the plan. During fiscal years 2021 and 2020, we recorded approximately $155.4 million and $254.7 million, respectively, to restructuring and impairments on our consolidated statements of earnings. These totals included $53.1 million and $151.0 million, respectively, related to disposal and impairment of company-operated store assets and $89.5 million and $87.7 million, respectively, primarily associated with accelerated amortization of ROU lease assets and other lease costs due to store closures prior to the end of contractual lease terms. Company-operated store asset impairments were the result of either a triggering event that occurred where the assets were determined not to be recoverable or the store was permanently closed. For impaired store asset groups, we estimated the fair values using an income approach incorporating internal projections of revenue growth and operating expenses that are considered Level 3 fair value measurements as well as applicable discount rates and market lease rates. The application of these projections and fair value measurements did not have a significant impact on our final impairment charges given that we have closed substantially all of these identified stores. As of October 3, 2021, we expect total future restructuring costs under this plan, which are attributable to our North America segment, to be immaterial.
Restructuring-related accrued employee termination costs included in accrued payroll and benefits on the consolidated balance sheets were immaterial as of October 3, 2021 and September 27, 2020. Additionally on the consolidated balance sheets, other accrued restructuring costs included in accrued liabilities were immaterial as of October 3, 2021 and there were no other accrued restructuring costs outstanding as of September 27, 2020. Cash payments relating to these liabilities were immaterial for the fiscal years ended October 3, 2021 and September 27, 2020.
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
Equity Investments
Equity investments are accounted for under the equity method if we are able to exercise significant influence, but not control, over an investee. Our share of the earnings or losses as reported by the investees is classified as income from equity investees on our consolidated statements of earnings. The investments are evaluated for impairment annually and when facts and circumstances indicate that the carrying value may not be recoverable. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in interest income and other, net on our consolidated statements of earnings.
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
We record all derivatives on our consolidated balance sheets at fair value and typically do not offset derivative assets and liabilities. Excluding interest rate hedging instruments, cross-currency swaps and foreign currency debt hedging instruments, we generally do not enter into derivative instruments with maturities longer than three years. However, we are allowed to net settle transactions with respective counterparties for certain derivative contracts, inclusive of interest rate swaps and foreign currency forwards, with a single, net amount payable by one party to the other. We also enter into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. As of October 3, 2021 and September 27, 2020, cash collateral held under collateral security arrangements was $44.7 million and $34.9 million, respectively, and is included in other long-term liabilities on our consolidated balance sheets. The potential effects of netting arrangements with our derivative contracts, excluding the effects of collateral, would not have had a material impact on our consolidated balance sheets.
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
Receivables, net of Allowance for Credit Losses
Our receivables are mainly comprised of receivables for product and equipment sales to and royalties from our licensees, as well as receivables from our Global Coffee Alliance and other Channel Development customers. The primary indicators of the credit quality of our receivables are aging, payment history, economic sector information and outside credit monitoring, and are assessed on a quarterly basis. Our credit loss exposure is mainly concentrated in our accounts receivable portfolio. Our allowance for credit losses is calculated using a loss-rate method based on historical experience, current market conditions and reasonable forecasts. We also assessed incremental risks due to COVID-19 on our licensees’ financial viability. For the year ended October 3, 2021, we did not observe a significant deterioration of our receivable portfolio that required a significant increase in our allowance for credit losses. As of October 3, 2021, our allowance for credit losses was $25.6 million. As of September 27, 2020, prior to adoption of the new estimated credit losses methodology, our allowance for doubtful accounts was $27.1 million.
To assist certain international licensed partners with their business recovery from the impact of the COVID-19 pandemic, we provided payment extensions for their outstanding receivables to help them dedicate their capital to further develop stores and build the brand. During the third quarter of fiscal 2020, we also temporarily waived royalty payments from our international licensees and did not recognize royalty revenues associated with these accounts. Normal royalty billings and collections resumed during the fourth quarter of fiscal 2020. We do not believe the terms and forms of these financial relief actions changed our revenue recognition policy or had a significant impact on future collectability.
Inventories
Inventories are stated at the lower of cost (primarily moving average cost) or net realizable value. We record inventory reserves for obsolete and slow-moving inventory and for estimated shrinkage between physical inventory counts. Inventory reserves are based on inventory obsolescence trends, historical experience and application of the specific identification method. As of October 3, 2021 and September 27, 2020, inventory reserves were $36.6 million and $48.4 million, respectively.
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
We recognized net disposition and impairment charges of $153.1 million, $294.9 million and $108.0 million in fiscal 2021, 2020 and 2019, respectively. Of the total net impairment and disposition charges, $53.1 million, $151.0 million and $7.3 million in fiscal 2021, 2020 and 2019, respectively, were restructuring related and recorded in restructuring and impairment expenses. For fiscal 2021 and 2020, we evaluated COVID-19 business recovery trends and their estimated impacts on future revenue growth and profitability for assessing impairment of our company-operated retail store and related operating lease ROU assets. As a result, we recorded $44.4 million and $59.6 million of impairment losses within store operating expenses on our consolidated statements of earnings during the years ended October 3, 2021 and September 27, 2020, respectively. Unless it is restructuring related, the nature of the underlying asset that is impaired or disposed of will determine the operating expense line on which the related impact is recorded on our consolidated statements of earnings.
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
Additionally, we monitor for events or changes in circumstances that may require a reassessment of one of our leases and determine if a remeasurement is required. During fiscal 2021, the COVID-19-related rent concessions we received for stores, primarily in our International segment, were immaterial. During fiscal 2020, we received $27.6 million of COVID-19-related rent concessions for stores in our International segment generally correlating with the temporary period our stores were closed. Consistent with updated guidance from the Financial Accounting Standards Board (“FASB”) in April 2020, we elected to treat COVID-19-related rent concessions as variable rent. Rent concessions were recognized as an offset to our rent expense within store operating expenses on our consolidated statement of earnings. See Note 10, Leases, for additional details. Additionally, for the years ended October 3, 2021 and September 27, 2020, we recognized accelerated amortization of ROU lease assets and other lease costs of $89.5 million and $87.7 million, respectively, due to planned store closures prior to the end of contractual lease terms, which were recorded in restructuring and impairments on the consolidated statement of earnings.
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
We recorded no goodwill impairment during fiscal 2021 and fiscal 2020. In fiscal 2019, we recorded goodwill impairment of $10.5 million. See Note 8, Other Intangible Assets and Goodwill, for further information.
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
There were no significant other intangible asset impairment charges recorded during fiscal 2021. We recorded other intangible asset impairment charges of $22.1 million during fiscal 2020. There were no significant other intangible asset impairments charges recorded during fiscal 2019. See Note 8, Other Intangible Assets and Goodwill, for further information.

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
Breakage is recognized as company-operated stores and licensed stores revenue within the consolidated statement of earnings. For the fiscal years ended October 3, 2021, September 27, 2020 and September 29, 2019, we recognized breakage revenue of $164.5 million, $130.3 million and $125.1 million in company-operated store revenues, respectively, and $16.6 million, $14.3 million and $15.7 million in licensed store revenues, respectively.

Loyalty Program
Customers in the U.S., Canada and certain other countries who register their Starbucks Card are automatically enrolled in the Starbucks® Rewards program, which is primarily a spend-based loyalty program. They earn loyalty points (“Stars”) in a variety of ways, including with each purchase at participating Starbucks® stores and when making purchases with the Starbucks-branded credit and debit cards. Starbucks® Rewards members can earn Stars by paying with cash, credit or debit cards, or selected mobile wallets at company-operated stores in the U.S. and Canada. After accumulating a certain number of Stars, the customer earns a reward that can be redeemed for free product that, regardless of where the related Stars were earned within that country, will be honored at company-operated stores and certain participating licensed store locations in that same country.
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
General and Administrative Expenses
General and administrative expenses primarily consist of wages and benefits, professional service fees and occupancy costs for corporate headquarter and regional offices that support our corporate functions, including technology, finance, legal and partner resources.
Advertising
We expense most advertising costs as they are incurred, except for certain production costs that are expensed the first time the advertising takes place. Advertising expenses totaled $305.1 million, $258.8 million and $245.7 million in fiscal 2021, 2020 and 2019, respectively.

Government Subsidies
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 pandemic and options to defer payroll tax payments for a limited period. Based on our evaluation of the CARES Act, we qualify for certain employer payroll tax credits as well as the deferral of payroll tax payments in the future. Additionally, the Canadian government enacted the Canada Emergency Wage Subsidy (“CEWS”) to help employers offset a portion of their employee wages for a limited period. We elected to treat qualified government subsidies from the U.S., Canada and other governments as offsets to the related operating expenses. The qualified payroll credits reduced our store operating expenses by $210.0 million  and $349.6 million on our consolidated statement of earnings during fiscal 2021 and 2020, respectively. After netting the qualified credits against our payable, a receivable balance of $172.4 million and $155.1 million was included in prepaid expenses and other current assets as of October 3, 2021 and September 27, 2020, respectively. During the year ended October 3, 2021, we deferred $81.7 million of qualified payroll tax payments. As of October 3, 2021, deferred payroll tax payments of $116.4 million were included in both accrued liabilities and other long-term liabilities, respectively, on our consolidated balance sheets. As of September 27, 2020, deferred payroll tax payments of $151.0 million were included in other long-term liabilities on our consolidated balance sheets.
Store Preopening Expenses
Costs incurred in connection with the start-up and promotion of new company-operated store openings are expensed as incurred.
Asset Retirement Obligations
We recognize a liability for the fair value of required asset retirement obligations (“ARO”) when such obligations are incurred. Our AROs are primarily associated with leasehold improvements, which, at the end of a lease, we are contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, we record an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. We estimate the liability using a number of assumptions, including store closing costs, cost inflation rates and discount rates, and accrete the liability to its projected future value over time. The capitalized asset is depreciated using the same depreciation convention as leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as a gain or loss in store operating expense on our consolidated statements of earnings. As of October 3, 2021 and September 27, 2020, our net ARO assets included in property, plant and equipment were $30.9 million and $30.7 million, respectively, and our net ARO liabilities included in other long-term liabilities were $116.5 million and $111.0 million, respectively.
Stock-based Compensation
We maintain several equity incentive plans under which we may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”) or stock appreciation rights to employees, non-employee directors and consultants. We also have an employee stock purchase plan (“ESPP”). RSUs issued by us are equivalent to nonvested shares under the applicable accounting guidance. We record stock-based compensation expense based on the fair value of stock awards at the grant date and recognize the expense over the related service period following a graded vesting expense schedule. Expense for performance-based RSUs is recognized when it is probable the performance goal will be achieved. Performance goals are determined by the Board of Directors and may include measures such as earnings per share, operating income and return on invested capital. The fair value of each stock option granted is estimated on the grant date using the Black-Scholes-Merton option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our historical experience. The fair value of RSUs is based on the closing price of Starbucks common stock on the award date, less the present value of expected dividends not received during the vesting period. If applicable, our total shareholder return relative to our peer group is incorporated into the underlying assumptions using a Monte Carlo simulation valuation model to calculate grant date fair value. Compensation expense is recognized over the requisite service period for each separately vesting portion of the award, and only for those awards expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations.
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
Common Stock Share Repurchases
We may repurchase shares of Starbucks common stock under a program authorized by our Board of Directors, including pursuant to a contract, instruction or written plan meeting the requirements of Rule 10b5-1(c)(1) of the Exchange Act. Under applicable Washington State law, shares repurchased are retired and not displayed separately as treasury stock on the financial statements. Instead, the par value of repurchased shares is deducted from common stock and the excess repurchase price over par value is deducted from additional paid-in capital and from retained earnings (deficit).
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued guidance replacing the incurred loss impairment methodology with a new methodology that reflects current expected credit losses on financial assets, including receivables and available-for-sale securities. The new methodology requires entities to estimate and recognize expected credit losses each reporting period. The guidance was adopted during the first quarter of fiscal 2021 under the modified retrospective approach and resulted in a $2.2 million transition adjustment to opening shareholders’ retained deficit on our consolidated statements of equity.
Recent Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued guidance related to reference rate reform. The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. We expect to adopt the guidance and begin transitioning from

LIBOR to alternative reference rates in the first quarter of fiscal 2022. We do not expect adoption and transition to alternative reference rates to have a material impact on our consolidated financial statements.
Note 2:    Acquisitions, Divestitures and Strategic Alliance
Fiscal 2021
In the fourth quarter of fiscal 2021, we sold our 50% ownership interest in Starbucks Coffee Korea Co., Ltd. where our joint venture partner, E-Mart Inc., acquired an additional 17.5% interest and Apfin Investment Pte Ltd, an affiliate of GIC Private Limited, which is a Singapore sovereign wealth fund, acquired the remaining 32.5%. The sale had a combined price of $1.175 billion. This transaction resulted in a pre-tax gain of $864.5 million, which is included in net gain resulting from divestiture of certain operations on our consolidated statements of earnings.
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
Gains and losses on derivative contracts and foreign currency-denominated debt designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI			Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract/Debt Remaining Maturity (Months)
	Oct 3, 2021	Sep 27, 2020	Sep 29, 2019
Cash Flow Hedges:
Coffee	$197.8	$(2.5)	$(1.0)	$117.4	8
Cross-currency swaps	4.4	5.2	(1.4)	—	38
Dairy	(0.4)	0.5	—	(0.4)	11
Foreign currency - other	1.3	5.3	12.9	(0.6)	34
Interest rates	(44.8)	(90.6)	0.5	(1.6)	133
Net Investment Hedges:
Cross-currency swaps	37.9	32.6	—	—	96
Foreign currency	16.0	16.0	16.0	—	0
Foreign currency debt	(5.3)	(37.1)	(26.1)	—	30

Pre-tax gains and losses on derivative contracts and foreign currency-denominated long-term debt designated as hedging instruments recognized in OCI and reclassifications from AOCI to earnings (in millions):

	Year Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications			Gains/(Losses) Reclassified from AOCI to Earnings			Location of gain/(loss)
	Oct 3, 2021	Sep 27, 2020	Sep 29, 2019	Oct 3, 2021	Sep 27, 2020	Sep 29, 2019
Cash Flow Hedges:
Coffee	$223.5	$(1.2)	$(1.2)	$(3.5)	$0.5	$(0.3)	Product and distribution costs
Cross-currency swaps	13.7	4.4	(5.9)	1.9	2.3	0.1	Interest expense
				12.7	(6.1)	(19.8)	Interest income and other, net
Dairy	0.5	3.0	—	1.7	4.0	—	Product and distribution costs
				—	(1.7)	—	Interest income and other, net(1)
Foreign currency - other	(10.0)	(6.4)	20.8	1.8	5.5	7.0	Licensed stores revenues
				(7.3)	(8.7)	4.4	Product and distribution costs
				—	6.1	—	Interest income and other, net(1)
Interest rates	56.1	(126.1)	(27.8)	(1.8)	—	4.7	Interest expense
				(3.6)	—	—	Interest income and other, net
Net Investment Hedges:
Cross-currency swaps	20.5	56.8	—	13.4	13.3	—	Interest expense
Foreign currency debt	42.6	(18.1)	(39.8)	—	—	—
(1)As a result of the global COVID-19 impacts, we discontinued cash flow hedges during the year ended September 27, 2020.
Pre-tax gains and losses on non-designated derivatives and designated fair value hedging instruments and the related fair value hedged item recognized in earnings (in millions):

		Gains/(Losses) Recognized in Earnings
	Location of gain/(loss) recognized in earnings	Year Ended
		Oct 3, 2021	Sep 27, 2020	Sep 29, 2019
Non-Designated Derivatives:
Dairy	Interest income and other, net	$—	$—	$(1.9)
Diesel fuel and other commodities	Interest income and other, net	2.6	(8.8)	(5.9)
Foreign currency - other	Interest income and other, net	7.5	0.3	(8.1)
Fair Value Hedges:
Interest rate swap	Interest expense	(0.5)	28.7	54.7
Long-term debt (hedged item)	Interest expense	14.0	(23.8)	(50.7)
Notional amounts of outstanding derivative contracts (in millions):

	Oct 3, 2021	Sep 27, 2020
Coffee	$481	$63
Cross-currency swaps	806	870
Dairy	53	61
Diesel fuel and other commodities	10	5
Foreign currency - other	1,009	1,140
Interest rate swaps	1,250	1,750

Fair value of outstanding derivative contracts (in millions) including the location of the asset and/or liability on the consolidated balance sheets:

		Derivative Assets
	Balance Sheet Location	Oct 3, 2021	Sep 27, 2020
Designated Derivative Instruments:
Coffee	Prepaid expenses and other current assets	$130.5	$2.6
Cross-currency swaps	Other long-term assets	54.7	37.7
Dairy	Prepaid expenses and other current assets	0.8	2.1
Foreign currency - other	Prepaid expenses and other current assets	8.9	8.6
	Other long-term assets	6.9	3.8
Interest rate swap	Other long-term assets	22.7	45.8
Non-designated Derivative Instruments:
Diesel fuel and other commodities	Prepaid expenses and other current assets	0.1	—
Foreign currency	Prepaid expenses and other current assets	7.3	2.3

		Derivative Liabilities
	Balance Sheet Location	Oct 3, 2021	Sep 27, 2020
Designated Derivative Instruments:
Coffee	Accrued liabilities	$—	$1.4
	Other long-term liabilities	—	0.1
Cross-currency swaps	Other long-term liabilities	3.3	7.3
Dairy	Accrued liabilities	0.9	1.4
Foreign currency - other	Accrued liabilities	7.4	1.6
	Other long-term liabilities	3.6	2.6
Interest rates	Other long-term liabilities	1.3	69.3
Non-designated Derivative Instruments:
Dairy	Accrued liabilities	0.2	—
Diesel fuel and other commodities	Accrued liabilities	—	1.7
Foreign currency	Accrued liabilities	0.1	1.2
The following amounts were recorded on the consolidated balance sheets related to fixed-to-floating interest rate swaps designated in fair value hedging relationships:

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount
	Oct 3, 2021	Sep 27, 2020	Oct 3, 2021	Sep 27, 2020
Location on the balance sheet
Long-term debt	$771.7	$785.6	$21.7	$35.6
Additional disclosures related to cash flow gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 12, Equity.

Note 4:    Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at October 3, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$6,455.7	$6,455.7	$—	$—
Short-term investments:
Available-for-sale debt securities
Commercial paper	63.0	—	63.0	—
Corporate debt securities	24.7	—	24.7	—
Mortgage and other asset-backed securities	0.1	—	0.1	—
Total available-for-sale debt securities	87.8	—	87.8	—
Marketable equity securities	74.4	74.4	—	—
Total short-term investments	162.2	74.4	87.8	—
Prepaid expenses and other current assets:
Derivative assets	147.6	131.1	16.5	—
Long-term investments:
Available-for-sale debt securities
Auction rate securities	6.0	—	—	6.0
Corporate debt securities	162.0	—	162.0	—
Foreign government obligations	4.0	—	4.0	—
Mortgage and other asset-backed securities	31.9	—	31.9	—
State and local government obligations	1.5	—	1.5	—
U.S. government treasury securities	76.3	76.3	—	—
Total long-term investments	281.7	76.3	199.4	6.0
Other long-term assets:
Derivative assets	84.3	—	84.3	—
Total assets	$7,131.5	$6,737.5	$388.0	$6.0
Liabilities:
Accrued liabilities:
Derivative liabilities	$8.6	$0.3	$8.3	$—
Other long-term liabilities:
Derivative liabilities	8.2	—	8.2	—
Total liabilities	$16.8	$0.3	$16.5	$—

		Fair Value Measurements at Reporting Date Using
	Balance at September 27, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$4,350.9	$4,350.9	$—	$—
Short-term investments:
Available-for-sale debt securities
Certificates of deposit	1.6	—	1.6	—
Commercial paper	66.8	—	66.8	—
Corporate debt securities	123.6	—	123.6	—
Foreign government obligations	8.5	—	8.5	—
Mortgage and other asset-backed securities	15.8	—	15.8	—
Total available-for-sale debt securities	216.3	—	216.3	—
Marketable equity securities	64.9	64.9	—	—
Total short-term investments	281.2	64.9	216.3	—
Prepaid expenses and other current assets:
Derivative assets	15.6	3.6	12.0	—
Long-term investments:
Available-for-sale debt securities
Auction rate securities	5.7	—	—	5.7
Corporate debt securities	82.6	—	82.6	—
Mortgage and other asset-backed securities	19.3	—	19.3	—
State and local government obligations	3.6	—	3.6	—
U.S. government treasury securities	94.9	94.9	—	—
Total long-term investments	206.1	94.9	105.5	5.7
Other long-term assets:
Derivative assets	87.3	—	87.3	—
Total assets	$4,941.1	$4,514.3	$421.1	$5.7
Liabilities:
Accrued liabilities:
Derivative liabilities	$7.3	$1.9	$5.4	$—
Other long-term liabilities:
Derivative liabilities	79.3	0.1	79.2	—
Total	$86.6	$2.0	$84.6	$—
There were no material transfers between levels and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Available-for-sale Debt Securities
Long-term investments generally mature within 4 years. Proceeds from sales of securities were $134.1 million, $177.4 million and $291.1 million for fiscal 2021, 2020 and 2019, respectively. Realized gains and losses were not material for fiscal 2021, 2020 and 2019. Gross unrealized holding gains and losses were not material as of October 3, 2021 and September 27, 2020.

Marketable Equity Securities
Marketable equity securities include equity mutual funds and exchange-traded funds. Our marketable equity securities portfolio approximates a portion of our liability under our MDCP, a defined contribution plan. Our MDCP liability was $105.2 million and $91.4 million as of October 3, 2021 and September 27, 2020, respectively. The changes in net unrealized holding gains and losses in the marketable equity securities portfolio included in earnings for fiscal 2021, 2020 and 2019 were not material. Gross unrealized holding gains and losses on marketable equity securities were not material as of October 3, 2021 and September 27, 2020.
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
We have recognized impairments during fiscal 2021 and 2020 primarily related to our North America restructuring plan. See Note 1, Summary of Significant Accounting Policies, Note 10, Leases and Note 8, Other Intangible Assets and Goodwill for additional discussion of these impairments.
Fair Value of Other Financial Instruments
The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 9, Debt.
Note 5:    Inventories (in millions)

	Oct 3, 2021	Sep 27, 2020
Coffee:
Unroasted	$670.3	$664.7
Roasted	233.5	223.5
Other merchandise held for sale	329.3	293.9
Packaging and other supplies	370.8	369.3
Total	$1,603.9	$1,551.4
Other merchandise held for sale includes, among other items, serveware, food and tea. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of October 3, 2021, we had committed to purchasing green coffee totaling $599 million under fixed-price contracts and an estimated $1,126 million under price-to-be-fixed contracts. A portion of our price-to-be-fixed contacts are effectively fixed through the use of futures. See Note 3, Derivative Financial Instruments for further discussion. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base “C” coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on relationships established with our suppliers in the past and continuous monitoring of the business environment, the risk of non-delivery on these purchase commitments is remote.
During fiscal 2020, we wrote off approximately $50 million of inventory that was expiring or expected to expire due to COVID-19 related store closures, primarily perishable food and beverage ingredients located at our stores, distribution centers and suppliers. This was included in product and distribution costs on our consolidated statement of earnings. We did not record significant write-offs related to COVID-19 during the fiscal year ended October 3, 2021.

Note 6:    Equity Investments (in millions)

	Oct 3, 2021	Sep 27, 2020
Equity method investments	$216.0	$426.4
Other investments	52.5	52.3
Total	$268.5	$478.7
Equity Method Investments
As of October 3, 2021, we had a 50% ownership interest in Tata Starbucks Limited (India), which operates licensed Starbucks® retail stores. Prior to its divestiture in September 2021, we had a 50% ownership interest in Starbucks Coffee Korea Co., Ltd. Additional disclosure regarding changes in our equity method investments due to acquisition or divestiture is included in Note 2, Acquisitions, Divestitures and Strategic Alliance.
We also license the rights to produce and distribute Starbucks-branded products to our 50% owned joint venture, The North American Coffee Partnership with the Pepsi-Cola Company, which develops and distributes bottled Starbucks® beverages, including Frappuccino® coffee drinks, Starbucks Doubleshot® espresso drinks, Starbucks® Iced Espresso Classics and Starbucks® Iced Coffee.
Our share of income and losses from our equity method investments is included in income from equity investees on our consolidated statements of earnings. Also included in this line item is our proportionate share of gross profit resulting from coffee and other product sales to, and royalty and license fee revenues generated from, equity investees. Revenues generated from these entities were $160.8 million, $123.9 million and $130.7 million in fiscal 2021, 2020 and 2019, respectively. Related product and distribution costs were $92.1 million, $79.8 million and $73.2 million in fiscal 2021, 2020 and 2019, respectively. As of October 3, 2021 and September 27, 2020, there were $7.9 million and $28.7 million of accounts receivable from equity investees, respectively, on our consolidated balance sheets, primarily related to product sales and royalty revenues.
Additionally, we hold equity interests in other entities to support our corporate and investment strategies. The related financial statements activities were not material during the periods presented.
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

Note 7:    Supplemental Balance Sheet and Statement of Earnings Information (in millions)
Prepaid Expenses and Other Current Assets

	Oct 3, 2021	Sep 27, 2020
Income tax receivable	$20.7	$356.9
Government subsidies receivable	172.4	155.1
Other prepaid expenses and current assets	401.5	227.5
Total prepaid expenses and current assets	$594.6	$739.5
Property, Plant and Equipment, net

	Oct 3, 2021	Sep 27, 2020
Land	$46.2	$46.0
Buildings	587.6	586.8
Leasehold improvements	8,637.6	8,262.6
Store equipment	2,934.1	2,800.3
Roasting equipment	857.2	796.6
Furniture, fixtures and other	1,392.0	1,285.7
Work in progress	374.1	377.3
Property, plant and equipment, gross	14,828.8	14,155.3
Accumulated depreciation	(8,459.3)	(7,913.9)
Property, plant and equipment, net	$6,369.5	$6,241.4
Accrued Liabilities

	Oct 3, 2021	Sep 27, 2020
Accrued occupancy costs	$107.1	$76.9
Accrued dividends payable	578.1	—
Accrued capital and other operating expenditures	840.7	677.2
Self-insurance reserves	229.3	243.9
Accrued business taxes	218.0	162.7
Total accrued liabilities	$1,973.2	$1,160.7
Store Operating Expenses

	Year Ended
	Oct 3, 2021	Sep 27, 2020	Sep 29, 2019
Wages and benefits	$6,989.3	$6,131.9	$5,941.7
Occupancy costs	2,561.5	2,388.0	2,411.2
Other expenses	2,380.1	2,244.1	2,140.7
Total store operating expenses	$11,930.9	$10,764.0	$10,493.6

Note 8:    Other Intangible Assets and Goodwill
Indefinite-Lived Intangible Assets

(in millions)	Oct 3, 2021	Sep 27, 2020
Trade names, trademarks and patents	$96.4	$95.0
Finite-Lived Intangible Assets

	Oct 3, 2021			Sep 27, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and reacquired rights	$1,141.5	$(971.9)	$169.6	$1,116.1	$(765.0)	$351.1
Acquired trade secrets and processes	27.6	(24.8)	2.8	27.6	(22.0)	5.6
Trade names, trademarks and patents	126.3	(51.9)	74.4	124.8	(32.1)	92.7
Licensing agreements	18.8	(13.5)	5.3	16.6	(15.0)	1.6
Other finite-lived intangible assets	24.0	(22.6)	1.4	22.8	(16.7)	6.1
Total finite-lived intangible assets	$1,338.2	$(1,084.7)	$253.5	$1,307.9	$(850.8)	$457.1
Amortization expense for finite-lived intangible assets was $223.4 million, $223.7 million and $232.8 million during fiscal 2021, 2020 and 2019, respectively. During the fiscal year ended September 27, 2020, we recorded a charge of $22.1 million to restructuring and impairments on our consolidated statement of earnings as the analysis indicated the carrying value of one of the assets exceeded its fair value. Our fiscal 2021 analysis indicated excess fair values over carrying values for these assets, and therefore no impairment charge was recorded.
Estimated future amortization expense as of October 3, 2021 (in millions):

Fiscal Year Ending
2022	$194.3
2023	21.0
2024	20.4
2025	14.4
2026	1.4
Thereafter	2.0
Total estimated future amortization expense	$253.5
Goodwill
Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	North America (1)	International (1)	Channel Development	Corporate and Other	Total
Goodwill balance at September 29, 2019	$492.0	$2,963.1	$34.7	$1.0	$3,490.8
Other(2)	(0.2)	106.6	—	—	106.4
Goodwill balance at September 27, 2020	$491.8	$3,069.7	$34.7	$1.0	$3,597.2
Other(2)	1.4	78.6	—	0.1	80.1
Goodwill balance at October 3, 2021	$493.2	$3,148.3	$34.7	$1.1	$3,677.3
(1)North America and International goodwill as of September 27, 2020 and September 29, 2019, was restated to conform with current period presentation.
(2)"Other" consists of changes in the goodwill balance resulting from foreign currency translation.
During the third quarter of fiscal 2021, we completed our annual goodwill impairment analysis. The results of our analysis indicated significant excess fair values over carrying values across the different reporting units, and therefore no goodwill impairment was recorded.

Note 9:    Debt
Revolving Credit Facility
During the fourth quarter of fiscal 2021, we replaced our $2.0 billion unsecured 5-year revolving credit facility (the "2018 credit facility") and our $1.0 billion unsecured 364-Day credit facility (the "364-day credit facility") with a new $3.0 billion unsecured 5-year revolving credit facility (the "2021 credit facility"). The 2021 credit facility is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases.
The 2021 credit facility, of which $150 million may be used for issuances of letters of credit, is currently set to mature on September 16, 2026. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $1.0 billion. Borrowings under the credit facility will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the credit facility), in each case plus an applicable margin. The applicable margin is based on the Company’s long-term credit ratings assigned by Moody’s and Standard & Poor’s rating agencies. The 2021 credit facility contains alternative interest rate provisions specifying rate calculations to be used at such time LIBOR ceases to be available as a benchmark due to reference rate reform. The “Base Rate” of interest is the highest of (i) the Federal Funds Rate plus 0.025%, (ii) Bank of America’s prime rate, and (iii) the Eurocurrency Rate (as defined in the credit facility) plus 1.025%.
The 2021 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of October 3, 2021, we were in compliance with all applicable covenants. No amounts were outstanding under our 2021 credit facility as of October 3, 2021.
Short-term Debt
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our credit facility discussed above. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of October 3, 2021, we had no borrowings outstanding under the program.
Additionally, we hold the following Japanese yen-denominated credit facilities that are available for working capital needs and capital expenditures within our Japanese market:
•A ¥5 billion, or $44.9 million,facility is currently set to mature on December 30, 2021. Borrowings under the credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.400%.
•A ¥10 billion, or $89.9 million, facility is currently set to mature on March 26, 2022. Borrowings under the credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus 0.350%.
As of October 3, 2021, we had no borrowings outstanding under these credit facilities. For the year ended September 27, 2020, we had ¥15 billion, or $142.3 million, outstanding under these Japanese yen-denominated credit facilities.

Long-term Debt
Components of long-term debt including the associated interest rates and related fair values by calendar maturity (in millions, except interest rates):

	Oct 3, 2021		Sep 27, 2020		Stated Interest Rate	Effective Interest Rate (1)
Issuance	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
November 2020 notes(2)	$—	—	$500.0	501.5	2.200%	2.228%
February 2021 notes(2)	—	—	500.0	502.3	2.100%	2.293%
February 2021 notes(2)	—	—	250.0	251.1	2.100%	1.600%
May 2022 notes	500.0	503.1	500.0	506.5	1.300%	1.334%
June 2022 notes	500.0	506.7	500.0	517.5	2.700%	2.819%
March 2023 notes	1,000.0	1,035.9	1,000.0	1,058.8	3.100%	3.107%
October 2023 notes(3)	750.0	794.8	750.0	817.5	3.850%	2.859%
March 2024 notes(4)	763.8	761.0	806.4	794.4	0.372%	0.462%
August 2025 notes	1,250.0	1,371.5	1,250.0	1,414.5	3.800%	3.721%
June 2026 notes	500.0	526.4	500.0	542.6	2.450%	2.511%
March 2027 notes	500.0	513.0	500.0	528.9	2.000%	2.058%
March 2028 notes	600.0	663.2	600.0	679.5	3.500%	3.529%
November 2028 notes	750.0	855.9	750.0	886.0	4.000%	3.958%
August 2029 notes	1,000.0	1,109.9	1,000.0	1,147.1	3.550%	3.840%
March 2030 notes	750.0	758.6	750.0	778.0	2.250%	3.084%
November 2030 notes	1,250.0	1,286.9	1,250.0	1,325.9	2.550%	2.582%
June 2045 notes	350.0	414.1	350.0	412.4	4.300%	4.348%
December 2047 notes	500.0	556.5	500.0	546.6	3.750%	3.765%
November 2048 notes	1,000.0	1,248.6	1,000.0	1,222.8	4.500%	4.504%
August 2049 notes	1,000.0	1,241.0	1,000.0	1,215.5	4.450%	4.447%
March 2050 notes	500.0	527.5	500.0	517.1	3.350%	3.362%
November 2050 notes	1,250.0	1,339.5	1,250.0	1,332.2	3.500%	3.528%
Total	14,713.8	16,014.1	16,006.4	17,498.7
Aggregate debt issuance costs and unamortized premium/(discount), net	(119.7)		(132.5)
Hedge accounting fair value adjustment(3)	21.7		35.6
Total	$14,615.8		$15,909.5
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
(4)Japanese yen-denominated long-term debt.

The following table summarizes our long-term debt maturities as of October 3, 2021 by fiscal year (in millions):

Fiscal Year	Total
2022	$1,000.0
2023	1,000.0
2024	1,513.8
2025	1,250.0
2026	500.0
Thereafter	9,450.0
Total	$14,713.8
Note 10:    Leases
During the years ended October 3, 2021 and September 27, 2020, we recognized accelerated amortization of ROU lease assets and other lease costs of $89.5 million and $87.7 million, respectively, which were recognized within restructuring and impairments on the consolidated statements of earnings.
The components of lease costs (in millions):

	Year Ended
	Oct 3, 2021	Sep 27, 2020
Operating lease costs(1)	$1,579.2	$1,573.6
Variable lease costs	949.6	833.4
Short-term lease costs	30.9	34.1
Total lease costs	$2,559.7	$2,441.1
(1)Includes immaterial amounts of sublease income and rent concessions.
The following table includes supplemental information (in millions):

	Year Ended
	Oct 3, 2021	Sep 27, 2020
Cash paid related to operating lease liabilities	$1,707.1	$1,463.3
Operating lease liabilities arising from obtaining ROU assets(1)	1,590.3	1,093.0
(1)Excludes the initial impact of adoption during the year ended September 27, 2020.

	Oct 3, 2021	Sep 27, 2020
Weighted-average remaining operating lease term	8.7 years	8.8 years
Weighted-average operating lease discount rate	2.5%	2.5%
Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued liabilities on the consolidated balance sheet. Finance leases were immaterial as of October 3, 2021 and September 27, 2020.

Minimum future maturities of operating lease liabilities (in millions):

Fiscal Year	Total
2022	$1,504.6
2023	1,441.3
2024	1,310.2
2025	1,156.6
2026	1,012.5
Thereafter	3,704.7
Total lease payments	10,129.9
Less imputed interest	(1,140.6)
Total	$8,989.3
As of October 3, 2021, we have entered into operating leases that have not yet commenced of $830.9 million, primarily related to real estate leases. These leases will commence between fiscal year 2022 and fiscal year 2028 with lease terms of 10 years to 20 years.
Previous Lease Guidance Disclosures
Rent expense under operating lease agreements under the previous lease guidance, which excludes certain amounts required under the new guidance (in millions):

Year Ended
Sep 29, 2019
Minimum rent	$1,441.7
Contingent rent	224.3
Total	1,666.0

We have subleases related to certain of our operating leases. We recognized $10.9 million of sublease income during the fiscal year ended September 29, 2019. Additionally, as of September 29, 2019, the gross carrying value of assets related to build-to-suit lease arrangements accounted for as financing leases was $122.3 million, with associated accumulated depreciation of $17.2 million. Lease exit costs associated with our restructuring efforts primarily relate to the closure of Teavana retail stores and certain Starbucks company-operated stores, and are recognized concurrently with actual store closures. Total lease exit costs of $55.3 million was recorded in restructuring and impairments on the consolidated statement of earnings in fiscal 2019.

Note 11:    Deferred Revenue
In the fourth quarter of fiscal 2018, we licensed the rights to sell and market our products in authorized channels through the Global Coffee Alliance and received an up-front prepaid royalty from Nestlé. The up-front payment of approximately $7 billion was recorded as deferred revenue as we have continuing performance obligations to support the Global Coffee Alliance, including providing Nestlé access to certain intellectual properties and products for future resale. The up-front payment is being recognized as other revenue on a straight-line basis over the estimated economic life of the arrangement of 40 years for the ongoing access to the licenses within the contractual territories. Our obligations to maintain the Starbucks brand and other intellectual properties are generally constant throughout the term of the arrangement. Therefore, a ratable recognition pattern is reflective of how we will satisfy our performance obligations.
At October 3, 2021, the current and long-term deferred revenue related to the Nestlé up-front payment was $177.0 million and $6.4 billion, respectively. At September 27, 2020, the current and long-term deferred revenue related to the Nestlé up-front payment was $179.3 million and $6.5 billion, respectively. During the fiscal years ended October 3, 2021, September 27, 2020 and September 29, 2019, we recognized $176.6 million, $176.8 million and $175.2 million of current deferred revenue, respectively, related to amortization of the up-front payment.
Changes in our deferred revenue balance related to our stored value cards and loyalty program (in millions):

Fiscal Year Ended October 3, 2021	Total
Stored value cards and loyalty program at September 27, 2020	$1,280.5
Revenue deferred - card activations, card reloads and Stars earned	12,563.4
Revenue recognized - card and Stars redemptions and breakage	(12,401.7)
Other(1)	6.3
Stored value cards and loyalty program at October 3, 2021(2)	$1,448.5

Fiscal Year Ended September 27, 2020	Total
Stored value cards and loyalty program at September 29, 2019	$1,113.7
Revenue deferred - card activations, card reloads and Stars earned	10,527.7
Revenue recognized - card and Stars redemptions and breakage	(10,367.9)
Other(1)	7.0
Stored value cards and loyalty program at September 27, 2020(2)	$1,280.5
(1)“Other” primarily consists of changes in the stored value cards and loyalty program balances resulting from foreign currency translation.
(2)As of October 3, 2021, approximately $1.3 billion of this amount was current. As of September 27, 2020, approximately $1.2 billion of this amount was current.
Note 12:    Equity
In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, we have authorized 7.5 million shares of preferred stock, none of which was outstanding at October 3, 2021.
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
Our Board of Directors authorized the repurchase of up to an additional 120 million and 40 million shares under our ongoing share repurchase program during the fiscal first quarter of 2019 and fiscal second quarter of 2020, respectively. In March 2020, we announced a temporary suspension of our share repurchase program until we restored certain financial leverage targets. We repurchased 20.3 million shares of common stock for $1.7 billion on the open market during the year ended September 27, 2020. As of September 27, 2020, 48.9 million shares remained available for repurchase under current authorizations. Due to our business recovery and restoration of certain leverage metrics, we have resumed our share repurchase program in the first quarter of fiscal 2022.

During the fourth quarter of fiscal 2021, our Board of Directors declared a quarterly cash dividend to shareholders of $0.49 per share to be paid on November 26, 2021 to shareholders of record as of the close of business on November 12, 2021.
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
Changes in AOCI by component for the years ended October 3, 2021, September 27, 2020 and September 29, 2019, net of tax, are as follows:

(in millions)	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
October 3, 2021
Net gains/(losses) in AOCI, beginning of period	$5.7	$(82.1)	$11.5	$(299.7)	$(364.6)
Net gains/(losses) recognized in OCI before reclassifications	(2.7)	240.2	47.1	190.4	475.0
Net (gains)/losses reclassified from AOCI to earnings	(1.5)	0.2	(10.0)	48.1	36.8
Other comprehensive income/(loss) attributable to Starbucks	(4.2)	240.4	37.1	238.5	511.8
Net gains/(losses) in AOCI, end of period	$1.5	$158.3	$48.6	$(61.2)	$147.2

(in millions)	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
September 27, 2020
Net gains/(losses) in AOCI, beginning of period	$3.9	$11.0	$(10.1)	$(508.1)	$(503.3)
Net gains/(losses) recognized in OCI before reclassifications	6.5	(95.0)	28.9	208.4	148.8
Net (gains)/losses reclassified from AOCI to earnings	(4.0)	(1.1)	(9.8)	—	(14.9)
Other comprehensive income/(loss) attributable to Starbucks	2.5	(96.1)	19.1	208.4	133.9
Cumulative effect of accounting adoption	(0.7)	3.0	2.5	—	4.8
Net gains/(losses) in AOCI, end of period	$5.7	$(82.1)	$11.5	$(299.7)	$(364.6)

(in millions)	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
September 29, 2019
Net gains/(losses) in AOCI, beginning of period	$(4.9)	$17.7	$19.6	$(362.7)	$(330.3)
Net gains/(losses) recognized in OCI before reclassifications	8.2	(10.7)	(29.7)	(143.7)	(175.9)
Net (gains)/losses reclassified from AOCI to earnings	0.6	4.0	—	(1.7)	2.9
Other comprehensive income/(loss) attributable to Starbucks	8.8	(6.7)	(29.7)	(145.4)	(173.0)
Net gains/(losses) in AOCI, end of period	$3.9	$11.0	$(10.1)	$(508.1)	$(503.3)

Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):

AOCI Components	Amounts Reclassified from AOCI			Affected Line Item in the Statements of Earnings
	Year Ended
	Oct 3, 2021	Sep 27, 2020	Sep 29, 2019
Gains/(losses) on available-for-sale securities	$1.8	$4.9	$0.9	Interest income and other, net
Gains/(losses) on cash flow hedges	1.9	1.9	(3.9)	Please refer to Note 3, Derivative Instruments for additional information.
Gains/(losses) on net investment hedges	13.4	13.3	—	Interest expense
Translation adjustment and other (1)
Korea	(58.9)	—	—	Net gain resulting from divestiture of certain operations
Thailand	—	—	1.7	Net gain resulting from divestiture of certain operations
	(41.8)	20.1	(1.3)	Total before tax
	5.0	(5.2)	(1.6)	Tax (expense)/benefit
	$(36.8)	$14.9	$(2.9)	Net of tax
(1)     Release of cumulative translation adjustments and other activities to earnings upon sale or liquidation of foreign businesses.
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
As of October 3, 2021, there were 41.0 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 11.3 million shares available for issuance under our ESPP.
Stock-based compensation expense recognized in the consolidated financial statements (in millions):

Fiscal Year Ended	Oct 3, 2021	Sep 27, 2020	Sep 29, 2019
RSUs	$316.9	$241.0	$288.0
Options	2.2	7.5	20.0
Total stock-based compensation expense recognized in the consolidated statements of earnings	$319.1	$248.5	$308.0
Total related tax benefit	$51.6	$47.8	$59.3
Total capitalized stock-based compensation included in net property, plant and equipment on the consolidated balance sheets	$3.7	$3.6	$3.4
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

RSU transactions for the year ended October 3, 2021 (in millions, except per share and contractual life amounts):

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Nonvested, September 27, 2020	8.3	$74.23	1.1	$699
Granted	4.1	96.05
Vested	(3.2)	69.99
Forfeited/canceled	(1.5)	87.72
Nonvested, October 3, 2021	7.7	86.23	0.9	869
As of October 3, 2021, total unrecognized stock-based compensation expense related to nonvested RSUs, net of estimated forfeitures, was approximately $145 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.0 years. The total fair value of RSUs vested was $226 million, $211 million and $255 million during fiscal 2021, 2020 and 2019, respectively. For fiscal 2020 and 2019, the weighted average fair value per RSU granted was $81.96 and $68.14, respectively.
Stock Option Plans
We may provide stock options as a form of employee compensation, which are primarily time-vested. The majority of time-vested options become exercisable in four equal installments beginning a year from the grant date and generally expire 10 years from the grant date. Options granted to non-employee directors generally vest immediately or one year from grant. All outstanding stock options are non-qualified stock options.
The fair value of stock option awards was estimated at the grant date with the following weighted average assumptions for fiscal 2021, 2020 and 2019:

	Stock Options Granted During the Period
Fiscal Year Ended	2021	2020	2019
Expected term (in years)	8.1	7.8	4.1
Expected stock price volatility	26.3%	27.3%	21.6%
Risk-free interest rate	1.4%	1.2%	2.9%
Expected dividend yield	1.6%	2.9%	2.1%
Weighted average grant price	$110.46	$56.33	$67.33
Estimated fair value per option granted	$27.59	$11.30	$11.06
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

Stock option transactions for the year ended October 3, 2021 (in millions, except per share and contractual life amounts):

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, September 27, 2020	9.2	$53.06	5.4	$286
Granted	0.0	110.46
Exercised	(4.0)	51.31
Expired/forfeited	0.0	56.69
Outstanding, October 3, 2021	5.2	54.58	4.5	303
Exercisable, October 3, 2021	4.4	53.06	4.1	261
Vested and expected to vest, October 3, 2021	5.2	54.57	4.5	302
The aggregate intrinsic value in the table above, which is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, is before applicable income taxes and represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated.
As of October 3, 2021, total unrecognized stock-based compensation expense, net of estimated forfeitures, related to nonvested options was approximately $0.1 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 0.5 years. The total intrinsic value of options exercised was $219 million, $236 million and $466 million during fiscal 2021, 2020 and 2019, respectively. The total fair value of options vested was $14 million, $25 million and $31 million during fiscal 2021, 2020 and 2019, respectively.
ESPP
Our ESPP allows eligible employees to contribute up to 10% of their base earnings toward the quarterly purchase of our common stock, subject to an annual maximum dollar amount. The purchase price is 95% of the fair market value of the stock on the last business day of the quarterly offering period. The number of shares issued under our ESPP was 0.5 million in fiscal 2021.
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
Our matching contributions to all U.S. and non-U.S. plans were $145.1 million, $132.7 million and $122.1 million in fiscal 2021, 2020 and 2019, respectively.
Note 14:    Income Taxes
Components of earnings before income taxes (in millions):

Fiscal Year Ended	Oct 3, 2021	Sep 27, 2020	Sep 29, 2019
United States	$4,138.5	$904.6	$3,518.7
Foreign	1,218.4	259.8	947.5
Total earnings before income taxes	$5,356.9	$1,164.4	$4,466.2

Provision/(benefit) for income taxes (in millions):

Fiscal Year Ended	Oct 3, 2021	Sep 27, 2020	Sep 29, 2019
Current taxes:
U.S. federal	$681.8	$49.9	$1,414.3
U.S. state and local	190.0	36.9	447.8
Foreign	409.8	181.4	458.3
Total current taxes	1,281.6	268.2	2,320.4
Deferred taxes:
U.S. federal	10.4	(8.4)	(1,074.5)
U.S. state and local	(6.4)	(4.8)	(322.4)
Foreign	(129.0)	(15.3)	(51.9)
Total deferred taxes	(125.0)	(28.5)	(1,448.8)
Total income tax expense	$1,156.6	$239.7	$871.6
Reconciliation of the statutory U.S. federal income tax rate with our effective income tax rate:

Fiscal Year Ended	Oct 3, 2021	Sep 27, 2020	Sep 29, 2019
Statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.7	2.2	2.1
Foreign rate differential	0.5	(3.2)	(0.1)
Change in tax rates	(1.3)	(2.2)	—
Excess tax benefits of stock-based compensation	(0.9)	(4.2)	(2.1)
Foreign derived intangible income	(0.5)	(1.4)	(1.5)
Charitable contributions	(0.4)	(1.7)	—
Valuation allowances	0.2	10.0	—
Residual tax on foreign earnings	—	—	1.7
Tax impacts related to sale of certain operations	—	—	(1.3)
Other, net	0.3	0.1	(0.3)
Effective tax rate	21.6%	20.6%	19.5%
As of October 3, 2021, in certain foreign subsidiaries in which we are partially indefinitely reinvested, the gross taxable temporary difference between the accounting basis and tax basis was approximately $1.8 billion for which there could be up to approximately $290 million of unrecognized tax liability.

Tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities (in millions):

	Oct 3, 2021	Sep 27, 2020
Deferred tax assets:
Operating lease liabilities	$2,395.2	$2,313.0
Stored value card liability and deferred revenue	1,679.4	1,678.6
Intangible assets and goodwill	317.7	248.6
Other	641.0	554.4
Total	$5,033.3	$4,794.6
Valuation allowance	(275.3)	(239.4)
Total deferred tax asset, net of valuation allowance	$4,758.0	$4,555.2
Deferred tax liabilities:
Operating lease, right-of-use assets	(2,296.5)	(2,191.8)
Property, plant and equipment	(451.2)	(463.3)
Other	(284.0)	(268.3)
Total	(3,031.7)	(2,923.4)
Net deferred tax asset (liability)	$1,726.3	$1,631.8
Reported as:
Deferred income tax assets	1,874.8	1,789.9
Deferred income tax liabilities (included in Other long-term liabilities)	(148.5)	(158.1)
Net deferred tax asset (liability)	$1,726.3	$1,631.8
The valuation allowances as of October 3, 2021 and September 27, 2020 were primarily related to net operating losses and other deferred tax assets of consolidated foreign subsidiaries.
As of October 3, 2021, we had federal net operating loss carryforwards of $70.8 million which have an indefinite carryforward period, state net operating loss carryforwards of $109.7 million which will begin to expire in fiscal 2024, federal tax credit carryforwards of $21.8 million which will begin to expire in fiscal 2030, state tax credit carryforwards of $1.2 million which will begin to expire in fiscal 2024 and foreign net operating loss carryforwards of $327.9 million, of which $118.8 million have an indefinite carryforward period and the remainder expire at various dates starting from fiscal 2022.
Uncertain Tax Positions
As of October 3, 2021, we had $82.6 million of gross unrecognized tax benefits of which $62.8 million, if recognized, would affect our effective tax rate. We recognized a benefit of $4.6 million, an expense of $3.0 million and a benefit of $2.8 million of interest and penalties in income tax expense, prior to the benefit of the federal tax deduction, for fiscal 2021, 2020 and 2019, respectively. As of October 3, 2021 and September 27, 2020, we had accrued interest and penalties of $7.1 million and $13.0 million, respectively, within our consolidated balance sheets.
The following table summarizes the activity related to our unrecognized tax benefits (in millions):

	Oct 3, 2021	Sep 27, 2020	Sep 29, 2019
Beginning balance	$123.7	$132.1	$224.6
Increase related to prior year tax positions	4.8	11.1	3.8
Decrease related to prior year tax positions	(11.9)	(0.5)	(75.3)
Increase related to current year tax positions	8.9	9.8	18.5
Decreases related to settlements with taxing authorities	(4.4)	—	(16.4)
Decrease related to lapsing of statute of limitations	(38.5)	(28.8)	(23.1)
Ending balance	$82.6	$123.7	$132.1
We are currently under examination, or may be subject to examination, by various U.S. federal, state, local and foreign tax jurisdictions for fiscal 2014 through 2020. We are no longer subject to U.S. federal examination for years prior to fiscal 2018, U.S. state and local examinations for years prior to fiscal 2014 or examination in any material international markets prior to 2015.

We do not expect a significant amount of Company's gross unrecognized tax benefits to be recognized by the end of fiscal 2022 for reasons such as a lapse of the statute of limitations or resolution of examinations with tax authorities.
Note 15:    Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

Fiscal Year Ended	Oct 3, 2021	Sep 27, 2020	Sep 29, 2019
Net earnings attributable to Starbucks	$4,199.3	$928.3	$3,599.2
Weighted average common shares outstanding (for basic calculation)	1,177.6	1,172.8	1,221.2
Dilutive effect of outstanding common stock options and RSUs	7.9	9.0	12.0
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,185.5	1,181.8	1,233.2
EPS — basic	$3.57	$0.79	$2.95
EPS — diluted	$3.54	$0.79	$2.92
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding would exclude out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would be antidilutive. As of October 3, 2021, September 27, 2020 and September 29, 2019, we had no out-of-the-money stock options.
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
The Company, as part of a joint defense group organized to defend against the lawsuit, disputes the claims of the Plaintiff. Acrylamide is not added to coffee but is present in all coffee in small amounts (parts per billion) as a byproduct of the coffee bean roasting process. The Company has asserted multiple affirmative defenses. Trial of the first phase of the case commenced on September 8, 2014, and was limited to three affirmative defenses shared by all defendants. On September 1, 2015, the trial court issued a final ruling adverse to defendants on all Phase 1 defenses. Trial of the second phase of the case commenced in the fall of 2017. On May 7, 2018, the trial court issued a ruling adverse to defendants on the Phase 2 defense, the Company's last remaining defense to liability. On June 22, 2018, the California Office of Environmental Health Hazard Assessment (“OEHHA”) proposed a new regulation clarifying that cancer warnings are not required for coffee under Proposition 65. The case was set to proceed to a third phase trial on damages, remedies and attorneys’ fees on October 15, 2018. However, on October 12, 2018, the California Court of Appeal granted the defendants request for a stay of the Phase 3 trial.
On June 3, 2019, the Office of Administrative Law approved the coffee exemption regulation. The regulation became effective on October 1, 2019. On June 24, 2019, the Court of Appeal lifted the stay of the litigation. At the status conference on August 25, 2020, the trial judge granted the defendants’ motion for summary judgment, ruling that the coffee exemption regulation is a complete defense to the Plaintiff’s complaint. The Notice of Entry of Judgment from the court was served on October 6, 2020, and the Plaintiff filed a Notice of Appeal on November 20, 2020, and its opening brief in the appeals process on April 9, 2021. Defendants filed their response brief on August 9, 2021, and Plaintiff filed a reply on November 15, 2021. Starbucks believes that the likelihood that the Company will ultimately incur a material loss in connection with this litigation is less than reasonably possible. Accordingly, no loss contingency was recorded for this matter.

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
We have three reportable operating segments: 1) North America, which is inclusive of the U.S. and Canada; 2) International, which is inclusive of China, Japan, Asia Pacific, Europe, Middle East and Africa, Latin America and the Caribbean; and 3) Channel Development.
North America and International operations sell coffee and other beverages, complementary food, packaged coffees, single-serve coffee products and a focused selection of merchandise through company-operated stores and licensed stores. Our North America segment is our most mature business and has achieved significant scale.
Channel Development revenues include packaged coffee, tea, foodservice products and ready-to-drink beverages to customers outside of our company-operated and licensed stores. Most of our Channel Development revenues are from product sales to and royalty revenues from Nestlé through the Global Coffee Alliance.
Consolidated revenue mix by product type (in millions):

Fiscal Year Ended	Oct 3, 2021		Sep 27, 2020		Sep 29, 2019
Beverage(1)	$18,317.0	63%	$14,337.5	61%	$15,921.2	60%
Food(2)	5,053.4	17%	3,799.2	16%	4,336.3	16%
Other(3)	5,690.2	20%	5,381.3	23%	6,251.1	24%
Total	$29,060.6	100%	$23,518.0	100%	$26,508.6	100%
(1)     Beverage represents sales within our company-operated stores.
(2)     Food includes sales within our company-operated stores.
(3)     “Other” primarily consists of packaged and single-serve coffees and teas, royalty and licensing revenues, beverage-related ingredients, serveware and ready-to-drink beverages, among other items.
Information by geographic area (in millions):

Fiscal Year Ended	Oct 3, 2021	Sep 27, 2020	Sep 29, 2019
Net revenues:
United States	$20,377.8	$16,879.8	$18,622.7
China	3,674.8	2,582.8	2,872.0
Other countries	5,008.0	4,055.4	5,013.9
Total	$29,060.6	$23,518.0	$26,508.6

Long-lived assets:
United States	$12,819.4	$12,624.9	$7,330.2
China	4,673.8	4,425.6	3,279.8
Other countries	4,143.0	4,517.6	2,955.7
Total	$21,636.2	$21,568.1	$13,565.7
No customer accounts for 10% or more of our revenues. Revenues are shown based on the geographic location of our customers. Revenues from countries other than the U.S. and China consist primarily of revenues from Japan, Canada and the U.K., which together account for approximately 79% of net revenues from other countries for fiscal 2021.
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
The table below presents financial information for our reportable operating segments and Corporate and Other segment for the years ended October 3, 2021, September 27, 2020 and September 29, 2019.

(in millions)	North America	International	Channel Development	Corporate and Other	Total
Fiscal 2021
Total net revenues	$20,447.9	$6,921.6	$1,593.6	$97.5	$29,060.6
Depreciation and amortization expenses	753.9	544.7	1.2	141.9	1,441.7
Income from equity investees	—	135.3	250.0	—	385.3
Operating income/(loss)	4,259.3	1,245.7	789.1	(1,422.0)	4,872.1
Total assets	$10,571.8	$10,083.3	$125.4	$10,612.1	$31,392.6

Fiscal 2020
Total net revenues(1)	$16,296.2	$5,230.6	$1,925.0	$66.2	$23,518.0
Depreciation and amortization expenses	762.0	518.4	1.2	149.7	1,431.3
Income from equity investees	—	102.3	220.2	—	322.5
Operating income/(loss)(1)	1,801.7	370.6	687.2	(1,297.8)	1,561.7
Total assets	$10,717.4	$9,449.7	$165.0	$9,042.4	$29,374.5

Fiscal 2019
Total net revenues(1)	$18,130.4	$6,319.3	$1,992.6	$66.3	$26,508.6
Depreciation and amortization expenses	696.1	511.5	13.0	156.7	1,377.3
Income from equity investees	—	102.4	195.6	—	298.0
Operating income/(loss)(1)	3,728.1	1,011.3	697.5	(1,359.0)	4,077.9
Total assets	$4,446.7	$6,724.6	$132.2	$7,916.1	$19,219.6
(1)     North America, International and Corporate and Other total net revenues and operating income/(loss) for fiscal years ended September 27, 2020 and September 29, 2019, have been restated to conform with current period presentation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Starbucks Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Starbucks Corporation and subsidiaries (the “Company”) as of October 3, 2021 and September 27, 2020, the related consolidated statements of earnings, comprehensive income, equity, and cash flows, for each of the three years in the period ended October 3, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 3, 2021 and September 27, 2020, and the results of its operations and its cash flows for each of the three years in the period ended October 3, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 3, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 19, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the Audit and Compliance Committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Income Taxes — Indefinite Reinvestment of Foreign Earnings - Refer to Note 14 to the financial statements
Critical Audit Matter Description
Under the provisions of ASC 740, Income Taxes, (“ASC 740”), there is a presumption that investments in foreign subsidiaries will be recovered upon sale or through a partial or complete distribution of earnings to the parent entity, and therefore subject the parent entity to additional taxes. If sufficient evidence shows the foreign subsidiary has invested or will invest the undistributed earnings indefinitely, the ASC 740 presumption may be overcome, and no additional taxes shall be accrued. The Company has investments in the profitable operations of certain foreign subsidiaries that may be subject to additional foreign withholding taxes and/or U.S. federal and state income taxes upon sale or a partial or complete distribution of earnings, incremental to local income taxes already paid. As of October 3, 2021, the Company is partially indefinitely reinvested in certain foreign subsidiaries. The Company has recorded a deferred tax liability of $83 million related to the taxable temporary difference for which it is not indefinitely reinvested. For the remaining $1.8 billion of taxable temporary difference, there could be up to approximately $290 million of unrecognized tax liability.
The Company’s assertion of partial indefinite reinvestment for certain foreign subsidiaries requires management to make long-term forecasting assumptions and detailed plans for reinvestment. The most significant assumption supporting the Company’s indefinite reinvestment assertion is the forecast of capital expenditures in international markets. Performing audit procedures to evaluate the reasonableness of management’s indefinite reinvestment analysis and capital expenditures forecast required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists.

How the Critical Matter Was Addressed in the Audit
Our principal audit procedures related to management’s indefinite reinvestment analysis and the supporting forecast of capital expenditures for certain foreign subsidiaries, included the following, among others:
•We tested the effectiveness of controls related to management’s forecast of capital expenditures.
•We performed a retrospective review of management’s historical ability to accurately forecast capital expenditures by comparing actual results to management’s historical forecast.
•We inquired of senior executives of the Company to corroborate strategic plans for growth.
•We compared the forecasts obtained to support the indefinite reinvestment assertion to:
◦Historical capital expenditures, including costs per new store opening;
◦Historical new store growth; and
◦Historical profitability of new stores by region; and
◦Forecasts used by the Company for financial reporting purposes in other areas, such as the evaluation of the recoverability of goodwill; and
◦Internal communications to management and the Board of Directors; and
◦Forecasted information included in the Company’s press releases, other external communications and analyst reports; and
◦External publications of expected industry growth.
•With the assistance of our tax specialists, we evaluated the appropriateness of management’s analysis under ASC 740 and the sufficiency of the evidence provided by management to support that the Company has the intent and ability to partially indefinitely reinvest the undistributed earnings.

/s/ Deloitte & Touche LLP
Seattle, Washington
November 19, 2021
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
During the fourth quarter of fiscal 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (October 3, 2021).
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of October 3, 2021.
Our internal control over financial reporting as of October 3, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Starbucks Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Starbucks Corporation and subsidiaries (the “Company”) as of October 3, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 3, 2021, of the Company and our report dated November 19, 2021, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Seattle, Washington
November 19, 2021

Item 9B.Other Information
None.
Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is set forth in Item 1 of Part I of this Report under the caption “Information about our Executive Officers.”
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
The remaining information required by this item is incorporated herein by reference to the sections entitled “Proposal 1 - Election of Directors,” “Beneficial Ownership of Common Stock,” “Corporate Governance” and “Corporate Governance - Audit and Compliance Committee” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 16, 2022 (the “Proxy Statement”).
We will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement, and such disclosure, if any, is incorporated herein by reference.

Item 11.Executive Compensation
The information required by this item is incorporated by reference to the sections entitled “Executive Compensation,” “Executive Compensation Tables,” “Compensation of Directors” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated by reference to the sections entitled “Equity Compensation Plan Information” and “Beneficial Ownership of Common Stock” in the Proxy Statement.

Item 13.Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance - Affirmative Determinations Regarding Director Independence and Other Matters” in the Proxy Statement.

Item 14.Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the sections entitled “Proposal 4 - Ratification of Selection of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm - Independent Registered Public Accounting Firm Fees” and “Proposal 4 - Ratification of Selection of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm - Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this 10-K:
1.    Financial Statements
The following financial statements are included in Part II, Item 8 of this 10-K:
•Consolidated Statements of Earnings for the fiscal years ended October 3, 2021, September 27, 2020, and September 29, 2019;
•Consolidated Statements of Comprehensive Income for the fiscal years ended October 3, 2021, September 27, 2020, and September 29, 2019;
•Consolidated Balance Sheets as of October 3, 2021 and September 27, 2020;
•Consolidated Statements of Cash Flows for the fiscal years ended October 3, 2021, September 27, 2020, and September 29, 2019;
•Consolidated Statements of Equity for the fiscal years ended October 3, 2021, September 27, 2020, and September 29, 2019;
•Notes to Consolidated Financial Statements; and
•Reports of Independent Registered Public Accounting Firm
2.    Financial Statement Schedules
Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

3.    Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
2.1	Transaction Agreement, dated as of May 6, 2018, by and between Starbucks Corporation and Nestlé S.A.	8-K	0-20322	5/7/2018	2.1
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	4/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through March 17, 2021)	8-K	0-20322	3/19/2021	3.1
4.1	Indenture, dated as of September 15, 2016, by and between Starbucks Corporation and U.S. Bank National Association, as trustee	S-3ASR	333-213645	9/15/2016	4.1
4.2	First Supplemental Indenture, dated March 17, 2017, by and between Starbucks Corporation and U.S. Bank National Association, as trustee, transfer agent and registrar, and Elavon Financial Services, DAC, UK Branch, as paying agent (0.372% Senior Notes due 2024)	8-K	0-20322	3/20/2017	4.2
4.3	Form of 0.372% Senior Note due March 15, 2024	8-K	0-20322	3/20/2017	4.3
4.4	Second Supplemental Indenture, dated as of November 22, 2017, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (2.200% Senior Notes due 2020 and 3.750% Senior Notes due 2047)	8-K	0-20322	11/22/2017	4.2
4.5	Form of 3.750% Senior Notes due December 1, 2047 (included in Exhibit 4.2)	8-K	0-20322	11/22/2017	4.4
4.6	Third Supplemental Indenture, dated as of February 28, 2018, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (3.100% Senior Notes due 2023 and 3.500% Senior Notes due 2028)	8-K	0-20322	2/28/2018	4.2
4.7	Form of 3.100% Senior Notes due March 1, 2023	8-K	0-20322	2/28/2018	4.3
4.8	Form of 3.500% Senior Notes due March 1, 2028	8-K	0-20322	2/28/2018	4.4
4.9	Fourth Supplemental Indenture, dated as of August 10, 2018, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (3.800% Senior Notes due 2025, 4.000% Senior Notes due 2028 and 4.500% Senior Notes due 2048)	8-K	0-20322	8/10/2018	4.2
4.10	Form of 3.800% Senior Notes due August 15, 2025	8-K	0-20322	8/10/2018	4.3
4.11	Form of 4.000% Senior Notes due November 15, 2028	8-K	0-20322	8/10/2018	4.4

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.12	Form of 4.500% Senior Notes due November 15, 2048	8-K
4.13	Fifth Supplemental Indenture, dated as of May 13, 2019, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (3.550% Senior Notes due 2029 and 4.450% Senior Notes due 2049)	8-K	0-20322	5/13/2019	4.2
4.14	Form of 3.550% Senior Notes due August 15, 2029 (included in Exhibit 4.2)	8-K	0-20322	5/13/2019	4.3
4.15	Form of 4.450% Senior Notes due August 15, 2049 (included in Exhibit 4.2)	8-K	0-20322	5/13/2019	4.4
4.16	Sixth Supplemental Indenture, dated as of March 12, 2020, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (2.000% Senior Notes due 2027, 2.250% Senior Notes due 2030 and 3.350% Senior Notes due 2050)	8-K	0-20322	3/12/2020	4.2
4.17	Form of 2.000% Senior Notes due March 12, 2027 (included in Exhibit 4.2)	8-K	0-20322	3/12/2020	4.3
4.18	Form of 2.250% Senior Notes due March 12, 2030 (included in Exhibit 4.2)	8-K	0-20322	3/12/2020	4.4
4.19	Form of 3.350% Senior Notes due March 12, 2050 (included in Exhibit 4.2)	8-K	0-20322	3/12/2020	4.5
4.20	Seventh Supplemental Indenture, dated as of May 7, 2020, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (1.300% Senior Notes due 2022, 2.550% Senior Notes due 2030 and 3.500% Senior Notes due 2050)	8-K	0-20322	5/7/2020	4.2
4.21	Form of 1.300% Senior Notes due May 7, 2022 (included in Exhibit 4.2)	8-K	0-20322	5/7/2020	4.3
4.22	Form of 2.550% Senior Notes due November 15, 2030 (included in Exhibit 4.2)	8-K	0-20322	5/7/2020	4.4
4.23	Form of 3.500% Senior Notes due November 15, 2050 (included in Exhibit 4.2)	8-K	0-20322	5/7/2020	4.5
4.24	Indenture, dated as of August 23, 2007, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee	S-3ASR	333-190955	9/3/2013	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.25	Second Supplemental Indenture, dated as of September 6, 2013, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (3.850% Senior Notes due October 1, 2023)	8-K	0-20322	9/6/2013	4.2
4.26	Form of 3.850% Senior Notes due October 1, 2023	8-K	0-20322	9/6/2013	4.3
4.27	Fourth Supplemental Indenture, dated as of June 10, 2015, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (2.700% Senior Notes due June 15, 2022 and 4.300% Senior Notes due June 15, 2045)	8-K	0-20322	6/10/2015	4.2
4.28	Form of 2.700% Senior Notes due June 15, 2022	8-K	0-20322	6/10/2015	4.3
4.29	Form of 4.300% Senior Notes due June 15, 2045	8-K	0-20322	6/10/2015	4.4
4.30	Sixth Supplemental Indenture, dated as of May 16, 2016, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (2.450% Senior Notes due June 15, 2026)	8-K	0-20322	5/16/2016	4.4
4.31	Form of 2.450% Senior Notes due June 15, 2026	8-K	0-20322	5/16/2016	4.5
4.32	Description of Securities	10-K	0-20322	11/15/2019	4.29
10.1*	Starbucks Corporation Employee Stock Purchase Plan — 1995 as amended and restated on April 9, 2015 to reflect adjustments for the 2-for-1 forward stock split effective on such date	10-Q	0-20322	8/1/2017	10.1
10.2*	Starbucks Corporation Executive Management Bonus Plan, as amended and restated on June 25, 2019	10-Q	0-20322	7/30/2019	10.1
10.3*	Starbucks Corporation Management Deferred Compensation Plan, as amended and restated effective January 1, 2011	10-Q	0-20322	2/4/2011	10.2
10.4*	Fifth Amendment to Starbucks Corporation Management Deferred Compensation Plan	10-Q
10.5*	Starbucks Corporation Deferred Compensation Plan for Non-Employee Directors, effective October 3, 2011, as amended and restated effective September 11, 2018	10-K	0-20322	11/16/2018	10.5
10.6*	Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective March 20, 2013, as restated on April 9, 2015 to reflect adjustments for the 2-for-1 forward stock split effective on such date, and as amended and restated by the Board on September 11, 2018	10-K	0-20322	11/16/2018	10.7

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.7*	2005 Key Employee Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective November 15, 2005	10-Q	0-20322	2/10/2006	10.2
10.8*	2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective September 11, 2018	10-K	0-20322	11/16/2018	10.9
10.9*	Form of Global Stock Option Grant Agreement for Purchase of Stock under the Key Employee Sub-Plan to the 2005 Long Term Equity Incentive Plan	10-K	0-20322	11/18/2016	10.14
10.10*	Form of Stock Option Grant Agreement for Purchase of Stock under the 2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	10-Q	0-20322	4/26/2016	10.2
10.11	Credit Agreement, dated September 16, 2021, among Starbucks Corporation, Bank of America, N.A., in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, N.A., Citibank, N.A. and U.S. Bank National Association, as L/C Issuers, and the other Lenders from time to time a party thereto.	8-K	0-20322	9/17/2021	10.1
10.12	Form of Commercial Paper Dealer Agreement between Starbucks Corporation, as Issuer, and the Dealer	8-K	0-20322	7/29/2016	10.1
10.13*	Form of Time Vested Global Restricted Stock Unit Grant Agreement under the Key Employee Sub-Plan to the 2005 Long-Term Equity Incentive Plan	10-K	0-20322	11/18/2016	10.21
10.14*	Form of Global Key Employee Restricted Stock Unit Grant Agreement (Effective November 2019)	10-K	0-20322	11/15/2019	10.22
10.15*	Form of Global Key Employee Restricted Stock Unit Grant Agreement - No Retirement Vesting (Effective November 2020)	10-K	0-20322	11/12/2020	10.23
10.16*	Form of Global Key Employee Restricted Stock Unit Grant Agreement - Retirement Vesting (Effective November 2020)	10-K	0-20322	11/12/2020	10.24
10.17*	Form of Global Key Employee Stock Option Grant Agreement for Purchase of Stock under the 2005 Long-Term Equity Incentive Plan	10-K	0-20322	11/17/2017	10.25
10.18*	Form of Global Key Employee Performance-Based Stock Option Grant Agreement for Purchase of Stock under the 2005 Long-Term Equity Incentive Plan	10-K	0-20322	11/16/2018	10.23

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.19*	Form of Global Key Employee Restricted Stock Unit Grant Agreement (Performance-Based - Retirement Vesting) (Effective November 2019)	10-K	0-20322	11/15/2019	10.26
10.20*	Form of Global Key Employee Restricted Stock Unit Grant Agreement (Performance-Based - Retirement Vesting) (Effective November 2020)	10-K	0-20322	11/12/2020	10.29
10.21*	Offer Letter dated January 6, 2021 between Starbucks Corporation and Rachel Ruggeri	8-K	0-20322	1/7/2021	10.1
21	Subsidiaries of Starbucks Corporation	—	—	—	—	X
23	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—
101	The following financial statements from the Company’s 10-K for the fiscal year ended October 3, 2021, formatted in iXBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements	—	—	—	—	X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
*    Denotes a management contract or compensatory plan or arrangement.
**    Furnished herewith.

Item 16.Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARBUCKS CORPORATION

By:	/s/ Kevin R. Johnson
Kevin R. Johnson president and chief executive officer

November 19, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of November 19, 2021.

	Signature	Title

By:	/s/ Kevin R. Johnson	president and chief executive officer, director (principal executive officer)
Kevin R. Johnson

By:	/s/ Rachel Ruggeri	executive vice president, chief financial officer (principal financial officer)
Rachel Ruggeri

By:	/s/ Jill L. Walker	senior vice president, Corporate Financial Services, and chief accounting officer (principal accounting officer)
Jill L. Walker

By:	/s/ Richard E. Allison, Jr.	director
Richard E. Allison, Jr.

By:	/s/ Andrew Campion	director
Andrew Campion

By:	/s/ Mary N. Dillon	director
Mary N. Dillon

By:	/s/ Isabel Ge Mahe	director
Isabel Ge Mahe

By:	/s/ Mellody Hobson	director
Mellody Hobson

By:	/s/ Jørgen Vig Knudstorp	director
Jørgen Vig Knudstorp

By:	/s/ Satya Nadella	director
Satya Nadella

By:	/s/ Joshua Cooper Ramo	director
Joshua Cooper Ramo

By:	/s/ Clara Shih	director
Clara Shih

By:	/s/ Javier G. Teruel	director
Javier G. Teruel