Form 10-Q
period 2022-01-02
STARBUCKS CORP
filed 2022-02-01
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 2, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to            .
Commission File Number: 000-20322
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

Shares Outstanding as of January 26, 2022
1,150.3 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended January 2, 2022

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Quarter Ended
	Jan 2, 2022	Dec 27, 2020
Net revenues:
Company-operated stores	$6,722.4	$5,726.5
Licensed stores	850.8	613.8
Other	477.2	409.1
Total net revenues	8,050.4	6,749.4
Product and distribution costs	2,526.9	2,049.1
Store operating expenses	3,400.0	2,867.3
Other operating expenses	101.7	91.8
Depreciation and amortization expenses	366.0	366.1
General and administrative expenses	525.8	472.1
Restructuring and impairments	(7.5)	72.2
Total operating expenses	6,912.9	5,918.6
Income from equity investees	40.3	82.7
Operating income	1,177.8	913.5
Interest income and other, net	(0.1)	15.5
Interest expense	(115.3)	(120.7)
Earnings before income taxes	1,062.4	808.3
Income tax expense	246.3	186.1
Net earnings including noncontrolling interests	816.1	622.2
Net earnings attributable to noncontrolling interests	0.2	—
Net earnings attributable to Starbucks	$815.9	$622.2
Earnings per share - basic	$0.70	$0.53
Earnings per share - diluted	$0.69	$0.53
Weighted average shares outstanding:
Basic	1,169.6	1,175.0
Diluted	1,176.6	1,183.0

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended
	Jan 2, 2022	Dec 27, 2020
Net earnings including noncontrolling interests	$816.1	$622.2
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale debt securities	(3.4)	(0.5)
Tax (expense)/benefit	0.8	0.1
Unrealized gains/(losses) on cash flow hedging instruments	88.7	7.7
Tax (expense)/benefit	(11.8)	(2.9)
Unrealized gains/(losses) on net investment hedging instruments	41.5	(30.2)
Tax (expense)/benefit	(10.5)	7.6
Translation adjustment and other	14.2	238.7
Tax (expense)/benefit	—	—
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale debt securities, hedging instruments, and translation adjustment	(16.1)	(3.6)
Tax expense/(benefit)	2.9	1.8
Other comprehensive income	106.3	218.7
Comprehensive income including noncontrolling interests	922.4	840.9
Comprehensive income attributable to noncontrolling interests	0.2	—
Comprehensive income attributable to Starbucks	$922.2	$840.9

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	Jan 2, 2022	Oct 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$3,969.4	$6,455.7
Short-term investments	87.4	162.2
Accounts receivable, net	1,031.1	940.0
Inventories	1,637.1	1,603.9
Prepaid expenses and other current assets	530.1	594.6
Total current assets	7,255.1	9,756.4
Long-term investments	299.6	281.7
Equity investments	251.9	268.5
Property, plant and equipment, net	6,398.0	6,369.5
Operating lease, right-of-use asset	8,203.4	8,236.0
Deferred income taxes, net	1,859.7	1,874.8
Other long-term assets	588.0	578.5
Other intangible assets	302.5	349.9
Goodwill	3,675.7	3,677.3
TOTAL ASSETS	$28,833.9	$31,392.6
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$1,289.4	$1,211.6
Accrued liabilities	2,444.3	2,321.2
Accrued payroll and benefits	664.1	772.3
Current portion of operating lease liability	1,253.3	1,251.3
Stored value card liability and current portion of deferred revenue	2,070.7	1,596.1
Short-term debt	200.0	—
Current portion of long-term debt	999.3	998.9
Total current liabilities	8,921.1	8,151.4
Long-term debt	13,586.3	13,616.9
Operating lease liability	7,708.0	7,738.0
Deferred revenue	6,447.7	6,463.0
Other long-term liabilities	621.1	737.8
Total liabilities	37,284.2	36,707.1
Shareholders' deficit:
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,151.6 and 1,180.0 shares, respectively	1.2	1.2
Additional paid-in capital	41.1	846.1
Retained deficit	(8,753.0)	(6,315.7)
Accumulated other comprehensive income	253.5	147.2
Total shareholders’ deficit	(8,457.2)	(5,321.2)
Noncontrolling interests	6.9	6.7
Total deficit	(8,450.3)	(5,314.5)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$28,833.9	$31,392.6

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Quarter Ended
	Jan 2, 2022	Dec 27, 2020
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$816.1	$622.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	386.4	388.4
Deferred income taxes, net	(0.3)	(6.1)
Income earned from equity method investees	(46.6)	(69.0)
Distributions received from equity method investees	44.9	77.2
Stock-based compensation	95.8	99.3
Non-cash lease costs	330.4	308.3
Loss on retirement and impairment of assets	50.7	132.6
Other	(4.9)	(10.2)
Cash provided by/(used in) changes in operating assets and liabilities:
Accounts receivable	(91.6)	19.6
Inventories	(36.0)	90.1
Prepaid expenses and other current assets	64.6	5.2
Accounts payable	84.0	24.8
Deferred revenue	461.3	398.9
Operating lease liability	(363.3)	(314.8)
Other operating assets and liabilities	79.4	69.2
Net cash provided by operating activities	1,870.9	1,835.7
INVESTING ACTIVITIES:
Purchases of investments	(61.0)	(135.5)
Sales of investments	72.6	91.2
Maturities and calls of investments	45.6	113.7
Additions to property, plant and equipment	(416.8)	(324.2)
Other	(41.4)	(17.7)
Net cash used in investing activities	(401.0)	(272.5)
FINANCING ACTIVITIES:
Proceeds from issuance of commercial paper	200.0	—
Net proceeds from issuance of short-term debt	—	192.9
Repayments of short-term debt	—	(144.7)
Repayments of long-term debt	—	(500.0)
Proceeds from issuance of common stock	41.3	102.8
Cash dividends paid	(576.0)	(528.2)
Repurchase of common stock	(3,520.9)	—
Minimum tax withholdings on share-based awards	(113.6)	(88.6)
Net cash used in financing activities	(3,969.2)	(965.8)
Effect of exchange rate changes on cash and cash equivalents	13.0	79.8
Net increase/(decrease) in cash and cash equivalents	(2,486.3)	677.2
CASH AND CASH EQUIVALENTS:
Beginning of period	6,455.7	4,350.9
End of period	$3,969.4	$5,028.1
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$108.3	$130.0
Income taxes	$161.4	$109.4
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
For the Quarters Ended January 2, 2022 and December 27, 2020
(in millions, except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, October 3, 2021	1,180.0	$1.2	$846.1	$(6,315.7)	$147.2	$(5,321.2)	$6.7	$(5,314.5)
Net earnings	—	—	—	815.9	—	815.9	0.2	816.1
Other comprehensive income	—	—	—	—	106.3	106.3	—	106.3
Stock-based compensation expense	—	—	97.1	—	—	97.1	—	97.1
Exercise of stock options/vesting of RSUs	2.6	—	(84.1)	—	—	(84.1)	—	(84.1)
Sale of common stock	0.1	—	11.8	—	—	11.8	—	11.8
Repurchase of common stock	(31.1)	—	(829.8)	(2,691.1)	—	(3,520.9)	—	(3,520.9)
Cash dividends declared, $0.49 per share	—	—	—	(562.1)	—	(562.1)	—	(562.1)
Balance, January 2, 2022	1,151.6	$1.2	$41.1	$(8,753.0)	$253.5	$(8,457.2)	$6.9	$(8,450.3)

Balance, September 27, 2020	1,173.3	$1.2	$373.9	$(7,815.6)	$(364.6)	$(7,805.1)	$5.7	$(7,799.4)
Cumulative effect of adoption of new accounting guidance	—	—	—	(2.2)	—	(2.2)	—	(2.2)
Net earnings	—	—	—	622.2	—	622.2	—	622.2
Other comprehensive income	—	—	—	—	218.7	218.7	—	218.7
Stock-based compensation expense	—	—	100.5	—	—	100.5	—	100.5
Exercise of stock options/vesting of RSUs	3.8	—	4.0	—	—	4.0	—	4.0
Sale of common stock	0.1	—	10.2	—	—	10.2	—	10.2
Cash dividends declared, $0.90 per share	—	—	—	(1,058.0)	—	(1,058.0)	—	(1,058.0)
Balance, December 27, 2020	1,177.2	$1.2	$488.6	$(8,253.6)	$(145.9)	$(7,909.7)	$5.7	$(7,904.0)

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1: Summary of Significant Accounting Policies and Estimates
Financial Statement Preparation
The unaudited consolidated financial statements as of January 2, 2022, and for the quarters ended January 2, 2022 and December 27, 2020, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarters ended January 2, 2022 and December 27, 2020 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”), Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
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
Certain prior period information on the consolidated balance sheets and consolidated statements of cash flows have been reclassified to conform to the current presentation.
The financial information as of October 3, 2021 is derived from our audited consolidated financial statements and notes for the fiscal year ended October 3, 2021 (“fiscal 2021”) included in Item 8 in the Fiscal 2021 Annual Report on Form 10-K (“10-K”). The information included in this 10-Q should be read in conjunction with the footnotes and management’s discussion and analysis of the consolidated financial statements in the 10-K.
The results of operations for the quarter ended January 2, 2022 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 2, 2022 (“fiscal 2022”). Our fiscal year ends on the Sunday closest to September 30. Our fiscal 2022 year includes 52 weeks while our fiscal 2021 year included 53 weeks, with the 53rd week falling in the fourth quarter of fiscal 2021.
The novel coronavirus, known as the global COVID-19 pandemic, was first identified in December 2019 before spreading to markets where we have company-operated or licensed stores. We have since established the necessary protocols to operate safely, and our businesses demonstrated powerful momentum beyond recovery from the COVID-19 pandemic. However, the Omicron variant quickly spread during the quarter, and our operations continued to experience pandemic-related restrictions, impacting sales in both our North America and International segments, primarily China. Impacts also included higher than anticipated costs in North America due to staffing shortages in our supply chain and retail stores. We continue to monitor the COVID-19 pandemic and its effect on our business and results of operations; however, we cannot predict the duration, scope or severity of the COVID-19 pandemic or its future impact on our business, results of operations, cash flows and financial condition.
Government Subsidies
In response to the COVID-19 pandemic, certain governments have provided subsidies and assistance to companies. The most substantial of these were the U.S. Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the Canada Emergency Wage Subsidy, which were no longer applicable in late fiscal 2021. However, during the quarter ended January 2, 2022, an international government subsidy reduced our store operating expenses by $11.5 million on our consolidated statements of earnings. During the quarter ended December 27, 2020, qualified payroll and other credits reduced our store operating expenses by $19.8 million on our consolidated statements of earnings. After netting the qualified credits against our payable, a receivable of $98.8 million and $172.4 million was included in prepaid expenses and other current assets as of January 2, 2022 and October 3, 2021, respectively. As of January 2, 2022, deferred payroll tax payments of $116.5 million were included in accrued liabilities on our consolidated balance sheets. As of October 3, 2021, deferred payroll tax payments of $116.4 million were included in both accrued liabilities and other long-term liabilities on our consolidated balance sheets.
Restructuring
In fiscal 2021, we substantially completed our plan to optimize our North America store portfolio, primarily in dense metropolitan markets by developing new store formats to better cater to changing customer tastes and preferences. As a result, we recorded approximately $72.2 million to restructuring and impairments on our consolidated statements of earnings during the quarter ended December 27, 2020. Of this total, $42.6 million related to the impairment of store assets for which either a triggering event occurred and the assets were determined not to be recoverable or the store was permanently closed. During the quarter ended December 27, 2020, an additional $29.6 million was associated with accelerated amortization of right-of-use (“ROU”) lease assets and other lease costs due to planned store closures prior to the end of contractual lease terms. As the restructuring plan was substantially completed in fiscal 2021, we did not recognize any material restructuring and impairment amounts during the quarter ended January 2, 2022. As of January 2, 2022 and October 3, 2021, there were no material restructuring-related accrued liabilities on our consolidated balance sheets.
Recently Adopted Accounting Pronouncements
In the first quarter of fiscal 2022, we adopted the Financial Accounting Standards Board (“FASB”) issued guidance related to reference rate reform. The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The adoption of the new guidance did not have a material impact to our financial statements.
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
Foreign currency forward and swap contracts not designated as hedging instruments are used to mitigate the foreign exchange risk of certain other balance sheet items. Gains and losses from these derivatives are largely offset by the financial impact of translating foreign currency-denominated payables and receivables, and these gains and losses are recorded in interest income and other, net.
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

Gains and losses on derivative contracts and foreign currency-denominated debt designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract/Debt Remaining Maturity (Months)
	Jan 2, 2022	Oct 3, 2021
Cash Flow Hedges:
Coffee	$255.2	$197.8	$202.2	5
Cross-currency swaps	3.0	4.4	—	35
Dairy	3.4	(0.4)	3.4	8
Foreign currency - other	6.6	1.3	2.9	36
Interest rates	(43.6)	(44.8)	(1.4)	130
Net Investment Hedges:
Cross-currency swaps	47.6	37.9	—	93
Foreign currency	16.0	16.0	—	0
Foreign currency debt	13.5	(5.3)	—	27
Pre-tax gains and losses on derivative contracts and foreign currency-denominated long-term debt designated as hedging instruments recognized in other comprehensive income (“OCI”) and reclassifications from AOCI to earnings (in millions):

	Quarter Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Location of gain/(loss)
	Jan 2, 2022	Dec 27, 2020	Jan 2, 2022	Dec 27, 2020
Cash Flow Hedges:
Coffee	$71.5	$12.0	$6.5	$0.7	Product and distribution costs
Cross-currency swaps	4.5	(3.4)	(0.8)	1.0	Interest expense
			6.9	(4.8)	Interest income and other, net
Dairy	4.6	2.5	(0.4)	2.6	Product and distribution costs
Foreign currency - other	6.9	(25.9)	2.2	—	Licensed stores revenue
			(1.5)	—	Product and distribution costs
Interest rates	1.2	22.5	(0.4)	(0.6)	Interest expense
Net Investment Hedges:
Cross-currency swaps	16.3	(16.5)	3.4	3.2	Interest expense
Foreign currency debt	25.2	(13.7)	—	—
Pre-tax gains and losses on non-designated derivatives and designated fair value hedging instruments and the related fair value hedged item recognized in earnings (in millions):

		Gains/(Losses) Recognized in Earnings
	Location of gain/(loss) recognized in earnings	Quarter Ended
		Jan 2, 2022	Dec 27, 2020
Non-Designated Derivatives:
Foreign currency - other	Interest income and other, net	$10.2	$(0.8)
Coffee	Interest income and other, net	3.1	—
Diesel fuel and other commodities	Interest income and other, net	—	1.2
Fair Value Hedges:
Interest rate swap	Interest expense	(4.8)	0.4
Long-term debt (hedged item)	Interest expense	8.2	2.9

Notional amounts of outstanding derivative contracts (in millions):

	Jan 2, 2022	Oct 3, 2021
Coffee	$686	$481
Cross-currency swaps	789	806
Dairy	39	53
Diesel fuel and other commodities	96	10
Foreign currency - other	1,261	1,009
Interest rate swaps	1,250	1,250
Fair value of outstanding derivative contracts (in millions) including the location of the asset and/or liability on the consolidated balance sheets:

		Derivative Assets
	Balance Sheet Location	Jan 2, 2022	Oct 3, 2021
Designated Derivative Instruments:
Coffee	Prepaid expenses and other current assets	$90.8	$130.5
Cross-currency swaps	Other long-term assets	70.8	54.7
Dairy	Prepaid expenses and other current assets	5.5	0.8
Foreign currency - other	Prepaid expenses and other current assets	9.5	8.9
	Other long-term assets	8.7	6.9
Interest rate swaps	Other long-term assets	18.5	22.7
Non-designated Derivative Instruments:
Coffee	Prepaid expenses and other current assets	29.8	—
Dairy	Prepaid expenses and other current assets	0.6	—
Diesel fuel and other commodities	Prepaid expenses and other current assets	0.1	0.1
Foreign currency	Prepaid expenses and other current assets	18.1	7.3

		Derivative Liabilities
	Balance Sheet Location	Jan 2, 2022	Oct 3, 2021
Designated Derivative Instruments:
Coffee	Accrued liabilities	$3.1	$—
Cross-currency swaps	Other long-term liabilities	2.1	3.3
Dairy	Accrued liabilities	1.3	0.9
Foreign currency - other	Accrued liabilities	5.5	7.4
	Other long-term liabilities	3.2	3.6
Interest rates	Other long-term liabilities	0.6	1.3
Non-designated Derivative Instruments:
Dairy	Accrued liabilities	0.2	0.2
Diesel fuel and other commodities	Accrued liabilities	0.1	—
Foreign currency	Accrued liabilities	1.3	0.1
The following amounts were recorded on the consolidated balance sheets related to fixed-to-floating interest rate swaps designated in fair value hedging relationships:

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount
	Jan 2, 2022	Oct 3, 2021	Jan 2, 2022	Oct 3, 2021
Location on the balance sheet
Long-term debt	$763.5	$771.7	$13.5	$21.7
Additional disclosures related to cash flow gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 10, Equity.

Note 3: Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at January 2, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,969.4	$3,969.4	$—	$—
Short-term investments:
Available-for-sale debt securities
Commercial paper	3.5	—	3.5	—
Corporate debt securities	4.8	—	4.8	—
Mortgage and other asset-backed securities	0.1	—	0.1	—
Total available-for-sale debt securities	8.4	—	8.4	—
Marketable equity securities	79.0	79.0	—	—
Total short-term investments	87.4	79.0	8.4	—
Prepaid expenses and other current assets:
Derivative assets	154.4	123.6	30.8	—
Long-term investments:
Available-for-sale debt securities
Corporate debt securities	148.1	—	148.1	—
Foreign government obligations	4.0	—	4.0	—
Mortgage and other asset-backed securities	59.9	—	59.9	—
State and local government obligations	1.4	—	1.4	—
U.S. government treasury securities	86.2	86.2	—	—
Total long-term investments	299.6	86.2	213.4	—
Other long-term assets:
Derivative assets	98.0	—	98.0	—
Total assets	$4,608.8	$4,258.2	$350.6	$—
Liabilities:
Accrued liabilities:
Derivative liabilities	$11.5	$4.0	$7.5	$—
Other long-term liabilities:
Derivative liabilities	5.9	—	5.9	—
Total liabilities	$17.4	$4.0	$13.4	$—

		Fair Value Measurements at Reporting Date Using
	Balance at October 3, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$6,455.7	$6,455.7	$—	$—
Short-term investments:
Available-for-sale debt securities
Commercial paper	63.0	—	63.0	—
Corporate debt securities	24.7	—	24.7	—
Mortgage and other asset-backed securities	0.1	—	0.1	—
Total available-for-sale debt securities	87.8	—	87.8	—
Marketable equity securities	74.4	74.4	—	—
Total short-term investments	162.2	74.4	87.8	—
Prepaid expenses and other current assets:
Derivative assets	147.6	131.1	16.5	—
Long-term investments:
Available-for-sale debt securities
Auction rate securities	6.0	—	—	6.0
Corporate debt securities	162.0	—	162.0	—
Foreign government obligations	4.0	—	4.0	—
Mortgage and other asset-backed securities	31.9	—	31.9	—
State and local government obligations	1.5	—	1.5	—
U.S. government treasury securities	76.3	76.3	—	—
Total long-term investments	281.7	76.3	199.4	6.0
Other long-term assets:
Derivative assets	84.3	—	84.3	—
Total assets	$7,131.5	$6,737.5	$388.0	$6.0
Liabilities:
Accrued liabilities:
Derivative liabilities	$8.6	$0.3	$8.3	$—
Other long-term liabilities:
Derivative liabilities	8.2	—	8.2	—
Total liabilities	$16.8	$0.3	$16.5	$—
There were no material transfers between levels and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Gross unrealized holding gains and losses on available-for-sale debt securities and marketable equity securities were not material as of January 2, 2022 and October 3, 2021.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, ROU assets, goodwill and other intangible assets and other assets. These assets are measured at fair value if determined to be impaired.

The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 7, Debt. There were no material fair value adjustments during the quarters ended January 2, 2022 and December 27, 2020.
Note 4: Inventories (in millions):

	Jan 2, 2022	Oct 3, 2021
Coffee:
Unroasted	$676.2	$670.3
Roasted	273.3	233.5
Other merchandise held for sale	332.2	329.3
Packaging and other supplies	355.4	370.8
Total	$1,637.1	$1,603.9
Other merchandise held for sale includes, among other items, serveware, food and tea. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of January 2, 2022, we had committed to purchasing green coffee totaling $617 million under fixed-price contracts and an estimated $1,433 million under price-to-be-fixed contracts. A portion of our price-to-be-fixed contracts are effectively fixed through the use of futures. See Note 2, Derivative Financial Instruments, for further discussion. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base “C” coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on established relationships with our suppliers and continuous monitoring, the risk of non-delivery on these purchase commitments is remote.

Note 5: Supplemental Balance Sheet and Statement of Earnings Information (in millions):
Prepaid Expenses and Other Current Assets

	Jan 2, 2022	Oct 3, 2021
Income tax receivable	$21.6	$20.7
Government subsidies receivable	98.8	172.4
Other prepaid expenses and current assets	409.7	401.5
Total prepaid expenses and current assets	$530.1	$594.6

Property, Plant and Equipment, net

	Jan 2, 2022	Oct 3, 2021
Land	$46.2	$46.2
Buildings	582.1	587.6
Leasehold improvements	8,739.5	8,637.6
Store equipment	2,981.9	2,934.1
Roasting equipment	893.4	857.2
Furniture, fixtures and other	1,422.9	1,392.0
Work in progress	420.1	374.1
Property, plant and equipment, gross	15,086.1	14,828.8
Accumulated depreciation	(8,688.1)	(8,459.3)
Property, plant and equipment, net	$6,398.0	$6,369.5
Accrued Liabilities

	Jan 2, 2022	Oct 3, 2021
Accrued occupancy costs	$99.9	$107.1
Accrued dividends payable	564.5	578.1
Accrued capital and other operating expenditures	973.0	840.7
Self-insurance reserves	231.2	229.3
Income taxes payable	394.2	348.0
Accrued business taxes	181.5	218.0
Total accrued liabilities	$2,444.3	$2,321.2
Store Operating Expenses

	Quarter Ended
	Jan 2, 2022	Dec 27, 2020
Wages and benefits	$2,010.7	$1,606.2
Occupancy costs	665.3	628.1
Other expenses	724.0	633.0
Total store operating expenses	$3,400.0	$2,867.3

Note 6: Other Intangible Assets and Goodwill
Indefinite-Lived Intangible Assets

(in millions)	Jan 2, 2022	Oct 3, 2021
Trade names, trademarks and patents	$96.8	$96.4

Finite-Lived Intangible Assets

	Jan 2, 2022			Oct 3, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and reacquired rights	$1,138.1	$(1,009.5)	$128.6	$1,141.5	$(971.9)	$169.6
Acquired trade secrets and processes	27.6	(25.4)	2.2	27.6	(24.8)	2.8
Trade names, trademarks and patents	126.9	(56.8)	70.1	126.3	(51.9)	74.4
Licensing agreements	21.2	(16.4)	4.8	18.8	(13.5)	5.3
Other finite-lived intangible assets	24.2	(24.2)	—	24.0	(22.6)	1.4
Total finite-lived intangible assets	$1,338.0	$(1,132.3)	$205.7	$1,338.2	$(1,084.7)	$253.5
Amortization expense for finite-lived intangible assets was $50.2 million for the quarter ended January 2, 2022 and $61.2 million for the quarter ended December 27, 2020.
Estimated future amortization expense as of January 2, 2022 (in millions):

Fiscal Year	Total
2022 (excluding the quarter ended January 2, 2022)	$146.1
2023	21.0
2024	20.4
2025	14.4
2026	1.4
Thereafter	2.4
Total estimated future amortization expense	$205.7
Goodwill
Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	North America	International	Channel Development	Corporate and Other	Total
Goodwill balance at October 3, 2021	$493.2	$3,148.3	$34.7	$1.1	$3,677.3
Other(1)	(0.1)	(1.5)	—	—	(1.6)
Goodwill balance at January 2, 2022	$493.1	$3,146.8	$34.7	$1.1	$3,675.7
(1)“Other” consists of changes in the goodwill balance resulting from foreign currency translation.

Note 7: Debt
Revolving Credit Facility
Our $3 billion unsecured five-year revolving credit facility (the "2021 credit facility"), of which $150 million may be used for issuances of letters of credit, is currently set to mature on September 16, 2026. The 2021 credit facility is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $1.0 billion.
Borrowings under the 2021 credit facility will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the 2021 credit facility), in each case plus an applicable margin. The applicable margin is based on the Company’s long-term credit ratings assigned by the Moody’s and Standard & Poor’s rating agencies. The 2021 credit facility contains alternative interest rate provisions specifying rate calculations to be used at such time LIBOR ceases to be available as a benchmark due to reference rate reform. The “Base Rate” is the highest of (i) the Federal Funds Rate (as defined in the 2021 credit facility) plus 0.025%, (ii) Bank of America’s prime rate, and (iii) the Eurocurrency Rate (as defined in the 2021 credit facility) plus 1.025%.
The 2021 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of January 2, 2022, we were in compliance with all applicable covenants. No amounts were outstanding under our 2021 credit facility as of January 2, 2022 or October 3, 2021.
Short-term Debt
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our 2021 credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of January 2, 2022, we had $200 million borrowings outstanding under the program.
Additionally, we hold the following Japanese yen-denominated credit facilities that are available for working capital needs and capital expenditures within our Japanese market:
•A ¥5 billion, or $43.4 million, credit facility is currently set to mature on December 31, 2022. Borrowings under such credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on Tokyo Interbank Offered Rate ("TIBOR") plus an applicable margin of 0.400%.
•A ¥10 billion, or $86.9 million, credit facility is currently set to mature on March 26, 2022. Borrowings under such credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.350%.
As of January 2, 2022 and October 3, 2021, we had no borrowings outstanding under these Japanese yen-denominated credit facilities.

Long-term Debt
Components of long-term debt including the associated interest rates and related estimated fair values by calendar maturity (in millions, except interest rates):

	Jan 2, 2022		Oct 3, 2021		Stated Interest Rate	Effective Interest Rate(1)
Issuance	Amount	Estimated Fair Value	Amount	Estimated Fair Value
May 2022 notes	$500.0	$501.7	$500.0	$503.1	1.300%	1.334%
June 2022 notes	500.0	503.2	500.0	506.7	2.700%	2.819%
March 2023 notes	1,000.0	1,023.6	1,000.0	1,035.9	3.100%	3.107%
October 2023 notes(2)	750.0	782.3	750.0	794.8	3.850%	2.859%
March 2024 notes(3)	738.6	737.4	763.8	761.0	0.372%	0.462%
August 2025 notes	1,250.0	1,347.1	1,250.0	1,371.5	3.800%	3.721%
June 2026 notes	500.0	516.2	500.0	526.4	2.450%	2.511%
March 2027 notes	500.0	502.2	500.0	513.0	2.000%	2.058%
March 2028 notes	600.0	648.4	600.0	663.2	3.500%	3.529%
November 2028 notes	750.0	837.3	750.0	855.9	4.000%	3.958%
August 2029 notes	1,000.0	1,084.0	1,000.0	1,109.9	3.550%	3.840%
March 2030 notes	750.0	746.6	750.0	758.6	2.250%	3.084%
November 2030 notes	1,250.0	1,265.0	1,250.0	1,286.9	2.550%	2.582%
June 2045 notes	350.0	406.0	350.0	414.1	4.300%	4.348%
December 2047 notes	500.0	541.6	500.0	556.5	3.750%	3.765%
November 2048 notes	1,000.0	1,219.7	1,000.0	1,248.6	4.500%	4.504%
August 2049 notes	1,000.0	1,221.9	1,000.0	1,241.0	4.450%	4.447%
March 2050 notes	500.0	520.2	500.0	527.5	3.350%	3.362%
November 2050 notes	1,250.0	1,322.3	1,250.0	1,339.5	3.500%	3.528%
Total	14,688.6	15,726.7	14,713.8	16,014.1
Aggregate debt issuance costs and unamortized premium/(discount), net	(116.5)		(119.7)
Hedge accounting fair value adjustment(2)	13.5		21.7
Total	$14,585.6		$14,615.8
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
(3)Japanese yen-denominated long-term debt.
The following table summarizes our long-term debt maturities as of January 2, 2022 by fiscal year (in millions):

Fiscal Year	Total
2022	$1,000.0
2023	1,000.0
2024	1,488.6
2025	1,250.0
2026	500.0
Thereafter	9,450.0
Total	$14,688.6
Note 8: Leases

The components of lease costs (in millions):

	Quarter Ended
	Jan 2, 2022	Dec 27, 2020
Operating lease costs(1)	$386.1	$409.4
Variable lease costs	229.8	222.4
Short-term lease costs	7.1	8.7
Total lease costs	$623.0	$640.5
(1)Includes immaterial amounts of sublease income and rent concessions.
The following table includes supplemental information (in millions):

	Quarter Ended
	Jan 2, 2022	Dec 27, 2020
Cash paid related to operating lease liabilities	$410.0	$385.6
Operating lease liabilities arising from obtaining ROU assets	346.8	353.8

	Jan 2, 2022	Dec 27, 2020
Weighted-average remaining operating lease term	8.6 years	8.8 years
Weighted-average operating lease discount rate	2.5%	2.5%
Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued liabilities and other long-term liabilities on the consolidated balance sheet. There were no material finance leases as of January 2, 2022.
Minimum future maturities of operating lease liabilities (in millions):

Fiscal Year	Total
2022 (excluding the quarter ended January 2, 2022)	$1,127.4
2023	1,460.7
2024	1,346.1
2025	1,200.5
2026	1,040.5
Thereafter	3,880.4
Total lease payments	10,055.6
Less imputed interest	(1,094.3)
Total	$8,961.3
As of January 2, 2022, we have entered into operating leases that have not yet commenced of $925.8 million, primarily related to real estate leases. These leases will commence between fiscal year 2022 and fiscal year 2028 with lease terms ranging from ten to twenty years.
Note 9: Deferred Revenue
Our deferred revenue primarily consists of the prepaid royalty from Nestlé, for which we have continuing performance obligations to support the Global Coffee Alliance, our unredeemed stored value card liability and unredeemed loyalty points (“Stars”) associated with our loyalty program.
As of January 2, 2022, the current and long-term deferred revenue related to Nestlé was $177.9 million and $6.4 billion, respectively. As of October 3, 2021, the current and long-term deferred revenue related to the Nestlé up-front payment was $177.0 million and $6.4 billion, respectively. For each of the quarters ended January 2, 2022 and December 27, 2020, we recognized $44.2 million of prepaid royalty revenue related to Nestlé.

Changes in our deferred revenue balance related to our stored value cards and loyalty program (in millions):

Quarter Ended January 2, 2022	Total
Stored value cards and loyalty program at October 3, 2021	$1,448.5
Revenue deferred - card activations, card reloads and Stars earned	3,917.5
Revenue recognized - card and Stars redemptions and breakage	(3,410.8)
Other(1)	(2.7)
Stored value cards and loyalty program at January 2, 2022(2)	$1,952.5

Quarter Ended December 27, 2020	Total
Stored value cards and loyalty program at September 27, 2020	$1,280.5
Revenue deferred - card activations, card reloads and Stars earned	3,437.4
Revenue recognized - card and Stars redemptions and breakage	(2,980.2)
Other(1)	12.3
Stored value cards and loyalty program at December 27, 2020(2)	$1,750.0
(1)“Other” primarily consists of changes in the stored value cards and loyalty program balances resulting from foreign currency translation.
(2)As of January 2, 2022 and December 27, 2020, approximately $1.8 billion and $1.6 billion of these amounts were current, respectively.

Note 10:     Equity
Changes in AOCI by component, net of tax (in millions):

Quarter Ended	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
January 2, 2022
Net gains/(losses) in AOCI, beginning of period	$1.5	$158.3	$48.6	$(61.2)	$147.2
Net gains/(losses) recognized in OCI before reclassifications	(2.6)	76.9	31.0	14.2	119.5
Net (gains)/losses reclassified from AOCI to earnings	(0.1)	(10.6)	(2.5)	—	(13.2)
Other comprehensive income/(loss) attributable to Starbucks	(2.7)	66.3	28.5	14.2	106.3
Net gains/(losses) in AOCI, end of period	$(1.2)	$224.6	$77.1	$(47.0)	$253.5

December 27, 2020
Net gains/(losses) in AOCI, beginning of period	$5.7	$(82.1)	$11.5	$(299.7)	$(364.6)
Net gains/(losses) recognized in OCI before reclassifications	(0.4)	4.8	(22.6)	238.7	220.5
Net (gains)/losses reclassified from AOCI to earnings	(1.2)	1.8	(2.4)	—	(1.8)
Other comprehensive income/(loss) attributable to Starbucks	(1.6)	6.6	(25.0)	238.7	218.7
Net gains/(losses) in AOCI, end of period	$4.1	$(75.5)	$(13.5)	$(61.0)	$(145.9)
Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):

Quarter Ended
AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Jan 2, 2022	Dec 27, 2020
Gains/(losses) on available-for-sale debt securities	$0.2	$1.5	Interest income and other, net
Gains/(losses) on cash flow hedges	12.5	(1.1)	Please refer to Note 2, Derivative Financial Instruments for additional information.
Gains/(losses) on net investment hedges	3.4	3.2	Interest expense
	16.1	3.6	Total before tax
	(2.9)	(1.8)	Tax (expense)/benefit
	$13.2	$1.8	Net of tax
In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of January 2, 2022.
During the quarter ended January 2, 2022, we repurchased 31.1 million shares of common stock for $3.5 billion. As of January 2, 2022, 17.8 million shares remained available for repurchase under current authorizations.
During the first quarter of fiscal 2022, our Board of Directors approved a quarterly cash dividend to shareholders of $0.49 per share to be paid on February 25, 2022 to shareholders of record as of the close of business on February 11, 2022.
Note 11: Employee Stock Plans
As of January 2, 2022, there were 34.4 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 11.2 million shares available for issuance under our employee stock purchase plan.

Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended
	Jan 2, 2022	Dec 27, 2020
Restricted Stock Units (“RSUs”)	$95.7	$98.4
Options	0.1	0.9
Total stock-based compensation expense	$95.8	$99.3
Stock option and RSU transactions from October 3, 2021 through January 2, 2022 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, October 3, 2021	5.2	7.7
Granted	—	3.5
Options exercised/RSUs vested	(0.6)	(3.2)
Forfeited/expired	—	(0.3)
Options outstanding/Nonvested RSUs, January 2, 2022	4.6	7.7
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of January 2, 2022	$—	$311.9
Note 12: Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended
	Jan 2, 2022	Dec 27, 2020
Net earnings attributable to Starbucks	$815.9	$622.2
Weighted average common shares outstanding (for basic calculation)	1,169.6	1,175.0
Dilutive effect of outstanding common stock options and RSUs	7.0	8.0
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,176.6	1,183.0
EPS — basic	$0.70	$0.53
EPS — diluted	$0.69	$0.53
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding would exclude out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would be anti-dilutive. As of January 2, 2022 and December 27, 2020, we had no out-of-the-money stock options.
Note 13: Commitments and Contingencies
Legal Proceedings
On April 13, 2010, an organization named Council for Education and Research on Toxics (“Plaintiff”) filed a lawsuit in the Superior Court of the State of California, County of Los Angeles, against the Company and certain other defendants who manufacture, package, distribute or sell brewed coffee. The lawsuit is Council for Education and Research on Toxics v. Starbucks Corporation, et al. On May 9, 2011, the Plaintiff filed an additional lawsuit in the Superior Court of the State of California, County of Los Angeles, against the Company and additional defendants who manufacture, package, distribute or sell packaged coffee. The lawsuit is Council for Education and Research on Toxics v. Brad Barry LLC, et al. Both cases have since been consolidated and now include nearly eighty defendants, which constitute the majority of the coffee industry in California. Plaintiff alleges that the Company and the other defendants failed to provide warnings for their coffee products of exposure to the chemical acrylamide as required under California Health and Safety Code Section 25249.5, the California Safe Drinking Water and Toxic Enforcement Act of 1986, better known as Proposition 65. Plaintiff seeks equitable relief, including providing warnings to consumers of coffee products, as well as civil penalties in the amount of the statutory maximum of two thousand five hundred dollars per day per violation of Proposition 65. The Plaintiff asserts that every consumed cup of coffee, absent a compliant warning, is equivalent to a violation under Proposition 65.
The Company, as part of a joint defense group organized to defend against the lawsuit, disputes the claims of the Plaintiff. Acrylamide is not added to coffee but is present in all coffee in small amounts (parts per billion) as a byproduct of the coffee bean roasting process. The Company has asserted multiple affirmative defenses. Trial of the first phase of the case (“Phase 1”)

commenced on September 8, 2014, and was limited to three affirmative defenses shared by all defendants. On September 1, 2015, the trial court issued a final ruling adverse to defendants on all Phase 1 defenses. Trial of the second phase of the case (“Phase 2”) commenced in the fall of 2017. On May 7, 2018, the trial court issued a ruling adverse to defendants on the Phase 2 defense, the Company's last remaining defense to liability. On June 22, 2018, the California Office of Environmental Health Hazard Assessment (OEHHA) proposed a new regulation clarifying that cancer warnings are not required for coffee under Proposition 65. The case was set to proceed to a third phase trial (“Phase 3”) on damages, remedies and attorneys' fees on October 15, 2018. However, on October 12, 2018, the California Court of Appeal granted the defendants’ request for a stay of the Phase 3 trial.
On June 3, 2019, the California Office of Administrative Law (OAL) approved the coffee exemption regulation. The regulation became effective on October 1, 2019. On June 24, 2019, the California Court of Appeal lifted the stay of the litigation. At the status conference on August 25, 2020, the trial judge granted the defendants’ motion for summary judgment, ruling that the coffee exemption regulation is a complete defense to the Plaintiff’s complaint. The Notice of Entry of Judgment from the court was served on October 6, 2020, and the Plaintiff filed a Notice of Appeal on November 20, 2020 and its opening brief in the appeals process on April 9, 2021. Defendants filed their response brief on August 9, 2021, and Plaintiff filed a reply on November 15, 2021. Starbucks believes that the likelihood that the Company will ultimately incur a material loss in connection with this litigation is less than reasonably possible. Accordingly, as of January 2, 2022, no loss contingency has been recorded for this matter.
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
Note 14: Segment Reporting
Segment information is prepared on the same basis that our chief executive officer, who is our chief operating decision maker, manages the segments, evaluates financial results and makes key operating decisions.
Consolidated revenue mix by product type (in millions):

	Quarter Ended
	Jan 2, 2022		Dec 27, 2020
Beverage(1)	$4,898.4	61%	$4,251.9	63%
Food(2)	1,434.6	18%	1,140.8	17%
Other(3)	1,717.4	21%	1,356.7	20%
Total	$8,050.4	100%	$6,749.4	100%
(1)Beverage represents sales within our company-operated stores.
(2)Food includes sales within our company-operated stores.
(3)“Other” primarily consists of packaged and single-serve coffees and teas, royalty and licensing revenues, serveware, beverage-related ingredients and ready-to-drink beverages, among other items.

The table below presents financial information for our reportable operating segments and Corporate and Other segment (in millions):
Quarter Ended

	North America (1)	International (1)	Channel Development	Corporate and Other (1)	Total
January 2, 2022
Total net revenues	$5,732.3	$1,875.9	$417.1	$25.1	$8,050.4
Depreciation and amortization expenses	200.0	133.1	—	32.9	366.0
Income from equity investees	—	0.7	39.6	—	40.3
Operating income/(loss)	1,083.1	299.6	183.2	(388.1)	1,177.8

December 27, 2020
Total net revenues	$4,675.6	$1,681.9	$371.4	$20.5	$6,749.4
Depreciation and amortization expenses	188.9	140.0	0.2	37.0	366.1
Income from equity investees	—	26.3	56.4	—	82.7
Operating income/(loss)	802.8	283.0	180.8	(353.1)	913.5
(1)North America and International total net revenues and operating income and Corporate and Other operating loss for the quarter ended December 27, 2020, have been restated to conform with current period presentation.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, these statements can be identified by the use of words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “outlook,” “plan,” “potential,” “project,” “seek,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements include statements relating to trends in or expectations relating to the effects of our existing and any future initiatives, strategies and plans, as well as trends in or expectations regarding our financial results and long-term growth model and drivers, the anticipated timing and effects of recovery of our business, the conversion of several market operations to fully licensed models, our plans for streamlining our operations, including store openings, closures and changes in store formats and models, expanding our licensing to Nestlé of our consumer packaged goods and Foodservice businesses and its effects on our Channel Development segment results, tax rates, business opportunities and expansion, strategic acquisitions, our future relationship with Starbucks Coffee Korea Co., Ltd., expenses, dividends, share repurchases, commodity costs and our mitigation strategies, liquidity, cash flow from operations, use of cash and cash requirements, investments, borrowing capacity and use of proceeds, continuing compliance with our covenants under our credit facilities and commercial paper program, repatriation of cash to the U.S., the likelihood of the issuance of additional debt and the applicable interest rate, the continuing impact of the COVID-19 pandemic on our financial results, future availability of governmental subsidies for COVID-19 or other public health events, the expected effects of new accounting pronouncements and the estimated impact of changes in U.S. tax law, including on tax rates, investments funded by these changes and potential outcomes and effects of legal proceedings. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to: further spread of COVID-19 and related disruptions to our business; regulatory measures or voluntary actions that may be put in place to limit the spread of COVID-19, including restrictions on business operations or social distancing requirements, and the duration and efficacy of such restrictions; the potential for a resurgence of COVID-19 infections and the circulation of novel variants of COVID-19 in a given geographic region after it has hit its “peak”; fluctuations in U.S. and international economies and currencies; our ability to preserve, grow and leverage our brands; the ability of our business partners and third-party providers to fulfill their responsibilities and commitments; potential negative effects of incidents involving food or beverage-borne illnesses, tampering, adulteration, contamination or mislabeling; potential negative effects of material breaches of our information technology systems to the extent we experience a material breach; material failures of our information technology systems; costs associated with, and the successful execution of, the Company’s initiatives and plans, including the successful expansion of our Global Coffee Alliance with Nestlé; our ability to obtain financing on acceptable terms; the acceptance of the Company’s products by our customers, evolving consumer preferences and tastes and changes in consumer spending behavior; partner investments, changes in the availability and cost of labor including any union organizing efforts and our responses to such efforts; significant increased logistics costs; inflationary pressures; the impact of competition; inherent risks of operating a global business; the prices and availability of coffee, dairy and other raw materials; the effect of legal proceedings; the effects of changes in tax laws and related guidance and regulations that may be implemented and other risks detailed in our filings with the SEC, including in Part I Item IA “Risk Factors” in the 10-K.
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
This information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in the 10-K filed with the SEC on November 19, 2021.
Introduction and Overview
Starbucks is the premier coffee roaster and retailer of specialty coffee with operations in 84 markets around the world. As of January 2, 2022, Starbucks had over 34,300 company-operated and licensed stores, an increase of 4% from the prior year. Additionally, we sell a variety of consumer-packaged goods, primarily through the Global Coffee Alliance established with Nestlé and other partnerships and joint ventures. During the quarter ended January 2, 2022, our global comparable store sales grew 13%, demonstrating powerful momentum beyond recovery from the significant adverse impacts from the pandemic in the prior year period.
We have three reportable operating segments: 1) North America, which is inclusive of the U.S. and Canada, 2) International, which is inclusive of China, Japan, Asia Pacific, Europe, Middle East, Africa, Latin America and the Caribbean; and 3) Channel

Development. Non-reportable operating segments such as Evolution Fresh and unallocated corporate expenses are reported within Corporate and Other.
We believe our financial results and long-term growth model will continue to be driven by new store openings, comparable store sales growth and operating margin management, underpinned by disciplined capital allocation. We believe these key operating metrics are useful to investors because management uses these metrics to assess the growth of our business and the effectiveness of our marketing and operational strategies. Throughout this MD&A, we commonly discuss the following key operating metrics:
•New store openings and store count
•Comparable store sales growth
•Operating margin
Comparable store sales growth represents the percentage change in sales in one period from the same prior year period for company-operated stores open for 13 months or longer and exclude the impact of foreign currency translation. We analyze comparable store sales growth on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements. Stores that are temporarily closed or operating at reduced hours due to the COVID-19 pandemic remain in comparable store sales while stores identified for permanent closure have been removed. Additionally, we monitor our two-year comparable sales metric based on a multiplicative basis(1) to better analyze our performance due to the adverse impacts from the pandemic.
Our fiscal year ends on the Sunday closest to September 30. Our fiscal 2022 year includes 52 weeks while our fiscal 2021 year included 53 weeks. All references to store counts, including data for new store openings, are reported net of store closures, unless otherwise noted.
Starbucks results for the first quarter of fiscal 2022 demonstrate the overall strength and resilience of our brand. Consolidated net revenues increased 19% to $8.1 billion in the first quarter of fiscal 2022 compared to $6.7 billion in the first quarter of fiscal 2021, primarily driven by strength in our U.S. business attributable to strong holiday performance, partially offset by continued COVID-19 related disruptions in certain North America and International markets. Consolidated operating margin expanded 110 basis points from the prior year to 14.6%, primarily due to sales leverage from business recovery, pricing in North America and lower restructuring costs, partially offset by investments in store partner wages and benefits as well as inflation.
For the North America segment, comparable store sales increased 18% for the first quarter of fiscal 2022 compared to a decline of 6% in the first quarter of fiscal 2021. Comparable store sales for our U.S. market increased 18% for the first quarter of fiscal 2022 compared to a decline of 5% in the first quarter of fiscal 2021. The U.S. market also had a 12% increase in two-year comparable store sales, despite modified store operations related to the COVID-19 pandemic, which have been ongoing, whether intermittently or concentrated, since the COVID-19 pandemic began, The segment also experienced higher than anticipated costs, primarily related to enhancements in retail store partner wages, increased supply chain costs due to inflationary pressures and increased spend on new partner training and support costs to address labor market conditions.
For the International segment, comparable store sales declined 3%, inclusive of a 3% adverse impact from lapping the prior-year value-added tax benefit. Comparable store sales for our China market declined 14% for the first quarter of fiscal 2022, inclusive of a 4% adverse impact from lapping the prior-year value-added tax benefit. Our China market continued to experience pandemic-related restrictions that significantly impacted customer mobility during the quarter, while our other International markets were not as severely impacted.
Net revenues for our Channel Development segment increased $46 million, or 12%, when compared with the first quarter of fiscal 2021. This was largely due to higher product sales to and royalty revenue from the Global Coffee Alliance and growth in our international ready-to-drink business.
Absent significant COVID-19 relapses or global economic disruptions, and based on the current trend of our retail business operations and our focused efforts to expand contactless customer experiences, enhance digital capabilities and drive beverage innovation, we are confident in the strength of our brand and the durability of our long-term growth model. However, our business is experiencing, and expects to continue to experience, operating margin pressures such as accelerated inflation, increased spend due to labor market conditions and extended COVID-19 related pay and benefits for our partners. We believe we have plans to effectively mitigate these pressures, such as improving retail store operations and potential adjustments to pricing. However, if our mitigation plans are not effective, these pressures and other factors could have an adverse impact on our business.
(1)Two-year comparable store sales metric is calculated as ((1 + % change in comparable store sales in FY21) * (1 + % change in comparable store sales in FY22)) - 1. Two-year comparable store sales for the U.S. of 12% = ((1 + (-5%)) * (1 + 18%)) - 1.

Results of Operations (in millions)
Revenues

	Quarter Ended
	Jan 2, 2022	Dec 27, 2020	$ Change	% Change
Company-operated stores	$6,722.4	$5,726.5	$995.9	17.4%
Licensed stores	850.8	613.8	237.0	38.6
Other	477.2	409.1	68.1	16.6
Total net revenues	$8,050.4	$6,749.4	$1,301.0	19.3%
For the quarter ended January 2, 2022 compared with the quarter ended December 27, 2020
Total net revenues for the first quarter of fiscal 2022 increased $1.3 billion, primarily due to higher revenues from company-operated stores ($1.0 billion). The growth of company-operated stores revenue was driven by a 13% increase in comparable store sales ($719 million), attributable to a 10% increase in comparable transactions and a 3% increase in average ticket. Also contributing to the increase were incremental revenues from 664 net new Starbucks® company-operated stores, or a 4% increase, over the past 12 months ($254 million).
Licensed stores revenue increased $237 million also contributed to the increase in total net revenues, driven by higher product and equipment sales to and royalty revenues from our licensees ($206 million) and the conversion of our Korea market from a joint venture to a fully licensed market in the fourth quarter of fiscal 2021 ($39 million).
Other revenues increased $68 million, primarily due to higher product sales and royalty revenue in the Global Coffee Alliance and growth in our international ready-to-drink business.
Operating Expenses

	Quarter Ended
	Jan 2, 2022	Dec 27, 2020	$ Change	Jan 2, 2022	Dec 27, 2020
				As a % of Total Net Revenues
Product and distribution costs	$2,526.9	$2,049.1	$477.8	31.4%	30.4%
Store operating expenses	3,400.0	2,867.3	532.7	42.2	42.5
Other operating expenses	101.7	91.8	9.9	1.3	1.4
Depreciation and amortization expenses	366.0	366.1	(0.1)	4.5	5.4
General and administrative expenses	525.8	472.1	53.7	6.5	7.0
Restructuring and impairments	(7.5)	72.2	(79.7)	(0.1)	1.1
Total operating expenses	6,912.9	5,918.6	994.3	85.9%	87.7%
Income from equity investees	40.3	82.7	(42.4)	0.5	1.2
Operating income	$1,177.8	$913.5	$264.3	14.6%	13.5%
Store operating expenses as a % of company-operated stores revenue				50.6%	50.1%
For the quarter ended January 2, 2022 compared with the quarter ended December 27, 2020
Product and distribution costs as a percentage of total net revenues increased 100 basis points for the first quarter of fiscal 2022, primarily due to supply chain costs due to inflationary pressures (approximately 180 basis points) and product mix changes (approximately 40 basis points), partially offset by pricing in North America (approximately 150 basis points).
Store operating expenses as a percentage of total net revenues decreased 30 basis points for the first quarter of fiscal 2022. Store operating expenses as a percentage of company-operated stores revenue increased 50 basis points, primarily due to enhancements in retail store partner wages and benefits (approximately 180 basis points) and increased spend on new partner training and support costs to address labor market conditions (approximately 110 basis points), partially offset by sales leverage from business recovery.
Depreciation and amortization expenses as a percentage of total net revenues decreased 90 basis points, primarily due to sales leverage.

General and administrative expenses increased $54 million, primarily due to incremental investments in technology ($29 million) and increased partner wages and benefits ($19 million), partially offset by lower performance-based compensation ($8 million).
Restructuring and impairment expenses decreased $80 million, primarily due to lapping our North America store portfolio optimization in the prior year, specifically lower asset impairment charges ($41 million) and accelerated lease right-of-use asset amortization costs ($39 million).
Income from equity investees decreased $42 million, primarily due to the conversion of our Korea market from a joint venture to a fully licensed market in the fourth quarter of fiscal 2021 ($27 million) and lower income from our North American Coffee Partnership joint venture ($17 million).
The combination of these changes resulted in an overall increase in operating margin of 110 basis points for the first quarter of fiscal 2022.
Other Income and Expenses

	Quarter Ended
	Jan 2, 2022	Dec 27, 2020	$ Change	Jan 2, 2022	Dec 27, 2020
				As a % of Total Net Revenues
Operating income	$1,177.8	$913.5	$264.3	14.6%	13.5%
Interest income and other, net	(0.1)	15.5	(15.6)	—	0.2
Interest expense	(115.3)	(120.7)	5.4	(1.4)	(1.8)
Earnings before income taxes	1,062.4	808.3	254.1	13.2	12.0
Income tax expense	246.3	186.1	60.2	3.1	2.8
Net earnings including noncontrolling interests	816.1	622.2	193.9	10.1	9.2
Net earnings attributable to noncontrolling interests	0.2	—	0.2	—	—
Net earnings attributable to Starbucks	$815.9	$622.2	$193.7	10.1%	9.2%
Effective tax rate including noncontrolling interests				23.2%	23.0%

For the quarter ended January 2, 2022 compared with the quarter ended December 27, 2020
Interest income and other, net decreased $16 million, primarily due to higher net losses from certain investments.
Interest expense decreased $5 million, primarily due to lower debt balances attributed to repayments of short-term and current portion of long-term debt balances.
Segment Information
Results of operations by segment (in millions):

North America (1)

	Quarter Ended
	Jan 2, 2022	Dec 27, 2020	$ Change	Jan 2, 2022	Dec 27, 2020
				As a % of North America Total Net Revenues
Net revenues:
Company-operated stores	$5,214.1	$4,284.8	$929.3	91.0%	91.6%
Licensed stores	515.9	388.6	127.3	9.0	8.3
Other	2.3	2.2	0.1	—	—
Total net revenues	5,732.3	4,675.6	1,056.7	100.0	100.0
Product and distribution costs	1,629.4	1,260.6	368.8	28.4	27.0
Store operating expenses	2,702.4	2,238.8	463.6	47.1	47.9
Other operating expenses	48.2	41.5	6.7	0.8	0.9
Depreciation and amortization expenses	200.0	188.9	11.1	3.5	4.0
General and administrative expenses	76.7	70.8	5.9	1.3	1.5
Restructuring and impairments	(7.5)	72.2	(79.7)	(0.1)	1.5
Total operating expenses	4,649.2	3,872.8	776.4	81.1	82.8
Operating income	$1,083.1	$802.8	$280.3	18.9%	17.2%
Store operating expenses as a % of company-operated stores revenue				51.8%	52.2%
(1)North America licensed stores revenue, total net revenues, product and distribution costs, other operating expenses, total operating expenses and operating income for the quarter ended December 27, 2020, have been restated to conform with current period presentation.
For the quarter ended January 2, 2022 compared with the quarter ended December 27, 2020
Revenues
North America total net revenues for the first quarter of fiscal 2022 increased $1.1 billion, or 23%, primarily due to an 18% increase in comparable store sales ($762 million) driven by a 12% increase in transactions and a 6% increase in average ticket. Also contributing to these increases were the performance of new stores compared to the closure of underperforming stores in prior year including stores related to our restructuring plan ($140 million) and higher product and equipment sales to and royalty revenues from our licensees ($130 million) primarily due to business recovery from the COVID-19 pandemic.
Operating Margin
North America operating income for the first quarter of fiscal 2022 increased 35% to $1.1 billion, compared to $803 million in the first quarter of fiscal 2021. Operating margin increased 170 basis points to 18.9%, primarily due to sales leverage from business recovery. Also contributing to the margin improvement was pricing (approximately 210 basis points), lower restructuring expenses (approximately 170 basis points), sourcing savings (approximately 70 basis points) and benefits from the closure of lower-performing stores (approximately 70 basis points). These increases were partially offset by higher supply chain costs due to inflationary pressures (approximately 240 basis points), enhancements in retail store partner wages and benefits (approximately 190 basis points) and increased spend on new partner training and support costs to address labor market conditions (approximately 130 basis points).

International (1)

	Quarter Ended
	Jan 2, 2022	Dec 27, 2020	$ Change	Jan 2, 2022	Dec 27, 2020
				As a % of International Total Net Revenues
Net revenues:
Company-operated stores	$1,508.3	$1,441.7	$66.6	80.4%	85.7%
Licensed stores	334.9	225.2	109.7	17.9	13.4
Other	32.7	15.0	17.7	1.7	0.9
Total net revenues	1,875.9	1,681.9	194.0	100.0	100.0
Product and distribution costs	615.8	536.0	79.8	32.8	31.9
Store operating expenses	697.6	628.5	69.1	37.2	37.4
Other operating expenses	39.2	35.6	3.6	2.1	2.1
Depreciation and amortization expenses	133.1	140.0	(6.9)	7.1	8.3
General and administrative expenses	91.3	85.1	6.2	4.9	5.1
Total operating expenses	1,577.0	1,425.2	151.8	84.1	84.7
Income from equity investees	0.7	26.3	(25.6)	—	1.6
Operating income	$299.6	$283.0	$16.6	16.0%	16.8%
Store operating expenses as a % of company-operated stores revenue				46.3%	43.6%
(1)International licensed stores revenue, total net revenues, product and distribution costs, other operating expenses, general and administrative expenses, total operating expenses and operating income for the quarter ended December 27, 2020, have been restated to conform with current period presentation.
For the quarter ended January 2, 2022 compared with the quarter ended December 27, 2020
Revenues
International total net revenues for the first quarter of fiscal 2022 increased $194 million, or 12%, primarily due to 774 net new Starbucks company-operated store openings, or a 12% increase over the past 12 months ($113 million). Additionally, there were higher product and equipment sales to and royalty revenues from our licensees ($76 million) primarily due to lapping the impact of the COVID-19 pandemic in the prior year. Also contributing to the increase was the conversion of our Korea market from a joint venture to a fully licensed market in the fourth quarter of fiscal 2021 ($39 million). These increases were partially offset by a 3% decline in comparable store sales ($43 million), driven by a 5% decrease in average ticket, partially offset by a 2% increase in transactions, as well as unfavorable foreign currency translation ($17 million).
Operating Margin
International operating income for the first quarter of fiscal 2022 increased 6% to $300 million, compared to $283 million in the first quarter of fiscal 2021. Operating margin decreased 80 basis points to 16.0%, primarily due to investments and growth in retail store partner wages and benefits (approximately 150 basis points), strategic investments, largely in China (approximately 110 basis points) and product mix changes (approximately 90 basis points). These decreases were partially offset by sales leverage outside of China driven by lapping the more severe impact of the COVID-19 pandemic in the prior year.

Channel Development

	Quarter Ended
	Jan 2, 2022	Dec 27, 2020	$ Change	Jan 2, 2022	Dec 27, 2020
				As a % of Channel Development Total Net Revenues
Net revenues	$417.1	$371.4	$45.7
Product and distribution costs	258.8	233.5	25.3	62.0%	62.9%
Other operating expenses	11.4	11.1	0.3	2.7	3.0
Depreciation and amortization expenses	—	0.2	(0.2)	—	0.1
General and administrative expenses	3.3	2.2	1.1	0.8	0.6
Total operating expenses	273.5	247.0	26.5	65.6	66.5
Income from equity investees	39.6	56.4	(16.8)	9.5	15.2
Operating income	$183.2	$180.8	$2.4	43.9%	48.7%
For the quarter ended January 2, 2022 compared with the quarter ended December 27, 2020
Revenues
Channel Development total net revenues for the first quarter of fiscal 2022 increased $46 million, or 12%, primarily due to higher Global Coffee Alliance product sales and royalty revenue ($31 million) and volume growth in our ready-to-drink businesses ($16 million).
Operating Margin
Channel Development operating income for the first quarter of fiscal 2022 increased 1% to $183 million, compared to $181 million in the first quarter of fiscal 2021. Operating margin decreased 480 basis points to 43.9%, primarily due to a decline in our North American Coffee Partnership joint venture income due to supply chain constraints and inflationary pressures as well as a business mix shift.
Corporate and Other (1)

	Quarter Ended
	Jan 2, 2022	Dec 27, 2020	$ Change	% Change
Net revenues:
Other	$25.1	$20.5	$4.6	22.4%
Total net revenues	25.1	20.5	4.6	22.4
Product and distribution costs	22.9	19.0	3.9	20.5
Other operating expenses	2.9	3.6	(0.7)	(19.4)
Depreciation and amortization expenses	32.9	37.0	(4.1)	(11.1)
General and administrative expenses	354.5	314.0	40.5	12.9
Total operating expenses	413.2	373.6	39.6	10.6
Operating loss	$(388.1)	$(353.1)	$(35.0)	9.9%
(1)Corporate and other general and administrative expenses, total operating expenses and operating loss for the fiscal year ended December 27, 2020, have been restated to conform with current period presentation.
Corporate and Other primarily consists of our unallocated corporate expenses, as well as Evolution Fresh. Unallocated corporate expenses include corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments.
For the quarter ended January 2, 2022 compared with the quarter ended December 27, 2020
Corporate and Other operating loss increased to $388 million for the first quarter of fiscal 2022, or 10%, compared to $353 million for the first quarter of fiscal 2021. This increase was primarily driven by incremental investments in technology ($22 million) and increased partner wages and benefits ($9 million).

Quarterly Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) and transferred during the period
	Quarter Ended		Stores open as of
	Jan 2, 2022	Dec 27, 2020	Jan 2, 2022	Dec 27, 2020
North America
Company-operated stores	39	(80)	9,900	10,029
Licensed stores	23	30	6,988	6,861
Total North America (1)	62	(50)	16,888	16,890
International
Company-operated stores	213	185	7,485	6,713
Licensed stores	209	143	9,944	9,335
Total International (1)	422	328	17,429	16,048
Total Company	484	278	34,317	32,938
(1)North America and International licensed stores as of December 27, 2020, have been recast as a result of our fiscal 2021 operating segment reporting structure realignment.
Financial Condition, Liquidity and Capital Resources
Investment Overview
Our cash and investments totaled $4.4 billion as of January 2, 2022 and $6.9 billion as of October 3, 2021. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, make acquisitions and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate debt securities, government treasury securities (foreign and domestic) and commercial paper. As of January 2, 2022, approximately $3.0 billion of cash was held in foreign subsidiaries.
Borrowing Capacity
Revolving Credit Facility
Our $3 billion unsecured five-year revolving credit facility (the "2021 credit facility"), of which $150 million may be used for issuances of letters of credit, is currently set to mature on September 16, 2026. The 2021 credit facility is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $1.0 billion.
Borrowings under the 2021 credit facility will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the 2021 credit facility), in each case plus an applicable margin. The applicable margin is based on the Company’s long-term credit ratings assigned by the Moody’s and Standard & Poor’s rating agencies. The 2021 credit facility contains alternative interest rate provisions specifying rate calculations to be used at such time LIBOR ceases to be available as a benchmark due to reference rate reform. The “Base Rate” is the highest of (i) the Federal Funds Rate (as defined in the 2021 credit facility) plus 0.025%, (ii) Bank of America’s prime rate and (iii) the Eurocurrency Rate (as defined in the 2021 credit facility) plus 1.025%.
The 2021 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of January 2, 2022, we were in compliance with all applicable covenants. No amounts were outstanding under our 2021 credit facility as of January 2, 2022 or October 3, 2021.
Commercial Paper
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under the 2021 credit facility discussed above. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of January 2, 2022, we had $200.0 million borrowings outstanding under our commercial paper program. Our total contractual borrowing capacity for general corporate purposes was $2.8 billion as of the end of our first quarter of fiscal 2022.
Credit facilities in Japan
Additionally, we hold Japanese yen-denominated credit facilities for the use of our Japan subsidiary. These are available for working capital needs and capital expenditures within our Japanese market.
•A ¥5 billion, or $43.4 million, credit facility is currently set to mature on December 31, 2022. Borrowings under such credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.400%.
•A ¥10 billion, or $86.9 million, credit facility is currently set to mature on March 26, 2022. Borrowings under such credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.350%.
As of January 2, 2022, we had no borrowings outstanding under these Japanese yen-denominated credit facilities.
See Note 7, Debt, to the consolidated financial statements included in Item 1 of Part I of this 10-Q for details of the components of our long-term debt.
Our ability to incur new liens and conduct sale and leaseback transactions on certain material properties is subject to compliance with terms of the indentures under which the long-term notes were issued. As of January 2, 2022, we were in compliance with all applicable covenants.
Use of Cash
We expect to use our available cash and investments, including, but not limited to, additional potential future borrowings under the credit facilities, commercial paper program and the issuance of debt to support and invest in our core businesses, including investing in new ways to serve our customers and supporting our store partners, repaying maturing debts, as well as returning cash to shareholders through common stock cash dividend payments and discretionary share repurchases and investing in new business opportunities related to our core and developing businesses. Furthermore, we may use our available cash resources to make proportionate capital contributions to our investees. We may also seek strategic acquisitions to leverage existing capabilities and further build our business in support of our “Growth at Scale” agenda. Acquisitions may include increasing our ownership interests in our investees. Any decisions to increase such ownership interests will be driven by valuation and fit with our ownership strategy.
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
During the first quarter of fiscal 2022, our Board of Directors approved a quarterly cash dividend to shareholders of $0.49 per share to be paid on February 25, 2022 to shareholders of record as of the close of business on February 11, 2022.
During the first quarter of fiscal 2022, we resumed our share repurchase program which was temporarily suspended in March 2020. During the quarter ended January 2, 2022, we repurchased 31.1 million shares of common stock for $3.5 billion. As of January 2, 2022, 17.8 million shares remained available for repurchase under current authorizations.
Other than normal operating expenses, cash requirements for the remainder of fiscal 2022 are expected to consist primarily of capital expenditures for investments in our new and existing stores and our supply chain and corporate facilities. Total capital expenditures for fiscal 2022 are expected to be approximately $2.0 billion.
In Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 10-K, we disclosed that we had $33.7 billion of current and long-term material cash requirements as of October 3, 2021. There have been no material changes to our material cash requirements during the period covered by this 10-Q outside of the normal course of our business.
Cash Flows
Cash provided by operating activities was $1.9 billion for the first quarter of fiscal 2022, compared to $1.8 billion for the same period in fiscal 2021. The increase was primarily due to higher net earnings, partially offset by lower losses on retirement and impairment of assets and increases in net cash used by changes in operating assets and liabilities.
Cash used in investing activities for the first quarter of fiscal 2022 totaled $401 million, compared to cash used in investing activities of $273 million for the same period in fiscal 2021. The change was primarily due to a increase in spend on capital expenditures.
Cash used in financing activities for the first quarter of fiscal 2022 totaled $4.0 billion compared to cash used by financing activities of $1.0 billion for the same period in fiscal 2021. The increase was primarily due to resuming our share repurchase program, partially offset by lower repayments of long-term debt.
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
During the first quarter of fiscal 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (January 2, 2022).
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
Item 1A.Risk Factors
In addition to the other information set forth in this 10-Q, you should carefully consider the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 2021 Form 10-K, which could materially adversely affect our business, financial condition, or future results. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our 2021 Form 10-K. Otherwise, except as presented below, there have been no material changes to the risk factors disclosed in our 2021 Form 10-K.
Changes in the availability of and the cost of labor could adversely affect our business.
Our business could be adversely impacted by increases in labor costs, including wages and benefits, which, in a retail business such as ours, are two of our most significant costs, both domestically and internationally, including those increases triggered by regulatory actions regarding wages, scheduling and benefits; increased health care and workers’ compensation insurance costs; increased wages and costs of other benefits necessary to attract and retain high quality employees with the right skill sets and increased wages, benefits and costs related to the COVID-19 pandemic and inflationary and other pressure on wages now being experienced. The growth of our business can make it increasingly difficult to locate and hire sufficient numbers of employees, to maintain an effective system of internal controls for a globally dispersed enterprise and to train employees worldwide to deliver a consistently high-quality product and customer experience, which could materially harm our business and results of operations. Furthermore, we have experienced, and could continue to experience, a shortage of labor for store positions, including due to concerns around and illnesses arising from COVID-19 and its various novel variants and other factors, which could decrease the pool of available qualified talent for key functions and require stores to operate on reduced hours. Such labor shortages could be further exacerbated by expanded federal, state and local COVID-19 vaccination requirements. In addition, our wages and benefits programs may be insufficient to attract and retain the best talent especially in a rising wage market. Furthermore, while the number of partners represented by unions is not significant, if a significant portion of our employees were to become unionized, our labor costs could increase and our business could be negatively affected by other requirements and expectations that could increase our costs, change our employee culture, decrease our flexibility and disrupt our business. In December 2021, Starbucks partners at two stores in New York voted in favor of union representation and soon after stores in multiple jurisdictions across the United States have filed for unionization with the National Labor Relation Board with more that may follow. Further, our responses to any union organizing efforts could negatively impact how our brand is perceived and have adverse effects on our business, including on our financial results.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding repurchases of our common stock during the quarter ended January 2, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
Period (1)
October 4, 2021 - October 31, 2021	—	$—	—	48,904,441
November 1, 2021 - November 28, 2021	14,500,000	112.43	14,500,000	34,404,441
November 29, 2021 - January 2, 2022	16,625,000	113.72	16,625,000	17,779,441
Total	31,125,000	$113.12	31,125,000
(1)Monthly information is presented by reference to our fiscal months during the first quarter of fiscal 2022.
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

Item 3.Defaults upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.

Item 6.Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	000-20322	04/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through March 17, 2021)	8-K	000-20322	03/19/2021	3.1
10.1	Starbucks Corporation Executive Management Bonus Plan as amended and restated on January 12, 2022	8-K	000-20322	01/14/2022	10.1
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—
101	The following financial statements from the Company's 10-Q for the fiscal quarter ended January 2, 2022, formatted in iXBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity and (vi) Notes to Consolidated Financial Statements	—	—	—	—	X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	—	—	—	—	X

* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
February 1, 2022

STARBUCKS CORPORATION

By:	/s/ Rachel Ruggeri
Rachel Ruggeri
executive vice president, chief financial officer
Signing on behalf of the registrant and as principal financial officer