Form 10-Q
period 2022-04-03
STARBUCKS CORP
filed 2022-05-03
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 3, 2022
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

Shares Outstanding as of April 27, 2022
1,146.9 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended April 3, 2022

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Quarter Ended		Two Quarters Ended
	Apr 3, 2022	Mar 28, 2021	Apr 3, 2022	Mar 28, 2021
Net revenues:
Company-operated stores	$6,276.7	$5,653.1	$12,999.1	$11,379.6
Licensed stores	849.5	595.0	1,700.3	1,208.8
Other	509.4	419.9	986.6	829.1
Total net revenues	7,635.6	6,668.0	15,686.0	13,417.5
Product and distribution costs	2,465.8	1,992.4	4,992.7	4,041.5
Store operating expenses	3,314.7	2,823.3	6,714.6	5,690.7
Other operating expenses	101.7	87.7	203.4	179.5
Depreciation and amortization expenses	367.7	366.7	733.8	732.6
General and administrative expenses	481.5	464.4	1,007.3	936.5
Restructuring and impairments	4.4	23.0	(3.1)	95.2
Total operating expenses	6,735.8	5,757.5	13,648.7	11,676.0
Income from equity investees	49.1	77.1	89.4	159.7
Operating income	948.9	987.6	2,126.7	1,901.2
Interest income and other, net	46.3	17.3	46.2	32.7
Interest expense	(119.1)	(115.0)	(234.4)	(235.8)
Earnings before income taxes	876.1	889.9	1,938.5	1,698.1
Income tax expense	201.1	230.5	447.4	416.5
Net earnings including noncontrolling interests	675.0	659.4	1,491.1	1,281.6
Net earnings attributable to noncontrolling interests	0.5	—	0.7	—
Net earnings attributable to Starbucks	$674.5	$659.4	$1,490.4	$1,281.6
Earnings per share - basic	$0.59	$0.56	$1.29	$1.09
Earnings per share - diluted	$0.58	$0.56	$1.28	$1.08
Weighted average shares outstanding:
Basic	1,149.2	1,177.5	1,159.4	1,176.3
Diluted	1,153.9	1,184.8	1,165.2	1,183.9

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended		Two Quarters Ended
	Apr 3, 2022	Mar 28, 2021	Apr 3, 2022	Mar 28, 2021
Net earnings including noncontrolling interests	$675.0	$659.4	$1,491.1	$1,281.6
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale debt securities	(10.5)	(2.5)	(13.9)	(3.0)
Tax (expense)/benefit	2.6	0.5	3.4	0.6
Unrealized gains/(losses) on cash flow hedging instruments	67.1	97.2	155.8	104.9
Tax (expense)/benefit	(14.2)	(23.9)	(26.0)	(26.8)
Unrealized gains/(losses) on net investment hedging instruments	38.1	47.7	79.6	17.5
Tax (expense)/benefit	(9.6)	(12.1)	(20.1)	(4.5)
Translation adjustment and other	(38.5)	(83.4)	(24.3)	155.3
Tax (expense)/benefit	—	2.2	—	2.2
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale debt securities, hedging instruments, and translation adjustment	(34.2)	(7.9)	(50.3)	(11.5)
Tax expense/(benefit)	6.0	1.8	8.9	3.6
Other comprehensive income	6.8	19.6	113.1	238.3
Comprehensive income including noncontrolling interests	681.8	679.0	1,604.2	1,519.9
Comprehensive income attributable to noncontrolling interests	0.5	—	0.7	—
Comprehensive income attributable to Starbucks	$681.3	$679.0	$1,603.5	$1,519.9

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	Apr 3, 2022	Oct 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$3,913.4	$6,455.7
Short-term investments	82.1	162.2
Accounts receivable, net	1,001.9	940.0
Inventories	1,920.0	1,603.9
Prepaid expenses and other current assets	623.7	594.6
Total current assets	7,541.1	9,756.4
Long-term investments	285.6	281.7
Equity investments	270.8	268.5
Property, plant and equipment, net	6,460.8	6,369.5
Operating lease, right-of-use asset	8,170.2	8,236.0
Deferred income taxes, net	1,809.4	1,874.8
Other long-term assets	582.8	578.5
Other intangible assets	254.7	349.9
Goodwill	3,646.1	3,677.3
TOTAL ASSETS	$29,021.5	$31,392.6
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$1,329.5	$1,211.6
Accrued liabilities	2,092.4	2,321.2
Accrued payroll and benefits	665.9	772.3
Current portion of operating lease liability	1,236.3	1,251.3
Stored value card liability and current portion of deferred revenue	1,781.6	1,596.1
Current portion of long-term debt	1,998.6	998.9
Total current liabilities	9,104.3	8,151.4
Long-term debt	14,014.4	13,616.9
Operating lease liability	7,668.5	7,738.0
Deferred revenue	6,381.9	6,463.0
Other long-term liabilities	613.6	737.8
Total liabilities	37,782.7	36,707.1
Shareholders' deficit:
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,146.9 and 1,180.0 shares, respectively	1.1	1.2
Additional paid-in capital	41.1	846.1
Retained deficit	(9,070.5)	(6,315.7)
Accumulated other comprehensive income	260.3	147.2
Total shareholders’ deficit	(8,768.0)	(5,321.2)
Noncontrolling interests	6.8	6.7
Total deficit	(8,761.2)	(5,314.5)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$29,021.5	$31,392.6

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Two Quarters Ended
	Apr 3, 2022	Mar 28, 2021
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$1,491.1	$1,281.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	777.7	772.9
Deferred income taxes, net	28.4	(25.2)
Income earned from equity method investees	(118.7)	(131.3)
Distributions received from equity method investees	100.8	130.2
Stock-based compensation	149.2	175.3
Non-cash lease costs	670.7	617.9
Loss on retirement and impairment of assets	77.3	175.4
Other	(17.9)	(15.4)
Cash provided by/(used in) changes in operating assets and liabilities:
Accounts receivable	(62.1)	12.8
Inventories	(324.9)	51.3
Prepaid expenses and other current assets	(120.7)	139.7
Accounts payable	133.0	21.3
Deferred revenue	110.2	89.8
Operating lease liability	(766.3)	(676.3)
Other operating assets and liabilities	(95.0)	99.5
Net cash provided by operating activities	2,032.8	2,719.5
INVESTING ACTIVITIES:
Purchases of investments	(67.5)	(321.7)
Sales of investments	72.6	121.7
Maturities and calls of investments	55.7	289.0
Additions to property, plant and equipment	(871.9)	(647.9)
Other	(69.8)	(20.1)
Net cash used in investing activities	(880.9)	(579.0)
FINANCING ACTIVITIES:
Net proceeds/(payments) from issuance of commercial paper	—	(296.5)
Net proceeds from issuance of short-term debt	17.4	203.3
Repayments of short-term debt	(12.6)	(320.5)
Proceeds from issuance of long-term debt	1,498.1	—
Repayments of long-term debt	—	(1,250.0)
Proceeds from issuance of common stock	56.3	134.4
Cash dividends paid	(1,139.2)	(1,058.0)
Repurchase of common stock	(3,997.5)	—
Minimum tax withholdings on share-based awards	(122.1)	(90.1)
Other	(9.2)	—
Net cash used in financing activities	(3,708.8)	(2,677.4)
Effect of exchange rate changes on cash and cash equivalents	14.6	66.7
Net increase/(decrease) in cash and cash equivalents	(2,542.3)	(470.2)
CASH AND CASH EQUIVALENTS:
Beginning of period	6,455.7	4,350.9
End of period	$3,913.4	$3,880.7
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$236.0	$250.8
Income taxes	$783.2	$236.2
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
For the Quarters Ended April 3, 2022 and March 28, 2021
(in millions, except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, January 2, 2022	1,151.6	$1.2	$41.1	$(8,753.0)	$253.5	$(8,457.2)	$6.9	$(8,450.3)
Net earnings	—	—	—	674.5	—	674.5	0.5	675.0
Other comprehensive income	—	—	—	—	6.8	6.8	—	6.8
Stock-based compensation expense	—	—	54.4	—	—	54.4	—	54.4
Exercise of stock options/vesting of RSUs	0.4	(0.1)	(4.4)	—	—	(4.5)	—	(4.5)
Sale of common stock	0.1	—	11.0	—	—	11.0	—	11.0
Repurchase of common stock	(5.2)	—	(61.0)	(431.1)	—	(492.1)	—	(492.1)
Cash dividends declared, $0.49 per share	—	—	—	(560.9)	—	(560.9)	—	(560.9)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(0.6)	(0.6)
Balance, April 3, 2022	1,146.9	$1.1	$41.1	$(9,070.5)	$260.3	$(8,768.0)	$6.8	$(8,761.2)

Balance, December 27, 2020	1,177.2	$1.2	$488.6	$(8,253.6)	$(145.9)	$(7,909.7)	$5.7	$(7,904.0)
Net earnings	—	—	—	659.4	—	659.4	—	659.4
Other comprehensive income	—	—	—	—	19.6	19.6	—	19.6
Stock-based compensation expense	—	—	76.7	—	—	76.7	—	76.7
Exercise of stock options/vesting of RSUs	0.6	—	20.0	—	—	20.0	—	20.0
Sale of common stock	0.1	—	10.1	—	—	10.1	—	10.1
Cash dividends declared, $0.45 per share	—	—	—	(530.1)	—	(530.1)	—	(530.1)
Balance, March 28, 2021	1,177.9	$1.2	$595.4	$(8,124.3)	$(126.3)	$(7,654.0)	$5.7	$(7,648.3)

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
For the Two Quarters Ended April 03, 2022 and March 28, 2021
(in millions, except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, October 3, 2021	1,180.0	$1.2	$846.1	$(6,315.7)	$147.2	$(5,321.2)	$6.7	$(5,314.5)
Net earnings	—	—	—	1,490.4	—	1,490.4	0.7	1,491.1
Other comprehensive income/(loss)	—	—	—	—	113.1	113.1	—	113.1
Stock-based compensation expense	—	—	151.5	—	—	151.5	—	151.5
Exercise of stock options/vesting of RSUs	3.0	(0.1)	(88.5)	—	—	(88.6)	—	(88.6)
Sale of common stock	0.2	—	22.8	—	—	22.8	—	22.8
Repurchase of common stock	(36.3)	—	(890.8)	(3,122.2)	—	(4,013.0)	—	(4,013.0)
Cash dividends declared, $0.98 per share	—	—	—	(1,123.0)	—	(1,123.0)	—	(1,123.0)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(0.6)	(0.6)
Balance, April 3, 2022	1,146.9	$1.1	$41.1	$(9,070.5)	$260.3	$(8,768.0)	$6.8	$(8,761.2)

Balance, September 27, 2020	1,173.3	$1.2	$373.9	$(7,815.6)	$(364.6)	$(7,805.1)	$5.7	$(7,799.4)
Cumulative effect of adoption of new accounting guidance	—	—	—	(2.2)	—	(2.2)	—	(2.2)
Net earnings	—	—	—	1,281.6	—	1,281.6	—	1,281.6
Other comprehensive income/(loss)	—	—	—	—	238.3	238.3	—	238.3
Stock-based compensation expense	—	—	177.2	—	—	177.2	—	177.2
Exercise of stock options/vesting of RSUs	4.4	—	24.0	—	—	24.0	—	24.0
Sale of common stock	0.2	—	20.3	—	—	20.3	—	20.3
Cash dividends declared, $1.35 per share	—	—	—	(1,588.1)	—	(1,588.1)	—	(1,588.1)
Balance, March 28, 2021	1,177.9	$1.2	$595.4	$(8,124.3)	$(126.3)	$(7,654.0)	$5.7	$(7,648.3)

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1: Summary of Significant Accounting Policies and Estimates
Financial Statement Preparation
The unaudited consolidated financial statements as of April 3, 2022, and for the quarter and two quarters ended April 3, 2022 and March 28, 2021, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarter and two quarters ended April 3, 2022 and March 28, 2021 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”), Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
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
The results of operations for the quarter and two quarters ended April 3, 2022 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 2, 2022 (“fiscal 2022”). Our fiscal year ends on the Sunday closest to September 30. Our fiscal 2022 year includes 52 weeks while our fiscal 2021 year included 53 weeks, with the 53rd week falling in the fourth quarter of fiscal 2021.
The novel coronavirus, known as the global COVID-19 pandemic, was first identified in December 2019 before spreading to markets where we have company-operated or licensed stores. We have since established the necessary protocols to operate safely, and our businesses demonstrated powerful momentum beyond recovery from the COVID-19 pandemic. Certain markets, primarily China, continue to experience pandemic-related restrictions impacting sales as they battle COVID-19 resurgences and navigate through prolonged lockdowns. We continue to monitor the COVID-19 pandemic and its effect on our business and results of operations; however, we cannot predict the duration, scope or severity of the COVID-19 pandemic or its future impact on our business, results of operations, cash flows and financial condition.
Government Subsidies
In response to the COVID-19 pandemic, certain governments have provided subsidies and assistance to companies. The most substantial of these were the U.S. Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the Canada Emergency Wage Subsidy ("CEWS"), which were no longer applicable in late fiscal 2021. However, during the quarter and two quarters ended April 3, 2022, an international government COVID-19 related subsidy reduced our store operating expenses by $12.4 million and $23.9 million, respectively, on our consolidated statements of earnings. During the quarter and two quarters ended March 28, 2021, qualified payroll and other credits reduced our store operating expenses by $97.4 million and $117.2 million, respectively, on our consolidated statements of earnings. After netting the qualified credits against our payable, a receivable of $97.1 million and $172.4 million was included in prepaid expenses and other current assets as of April 3, 2022 and October 3, 2021, respectively. As of April 3, 2022, deferred payroll tax payments of $116.4 million were included in accrued liabilities on our consolidated balance sheets. As of October 3, 2021, deferred payroll tax payments of $116.4 million were included in both accrued liabilities and other long-term liabilities on our consolidated balance sheets.
Restructuring
In fiscal 2021, we substantially completed our plan to reposition our North America store portfolio, primarily in dense metropolitan markets by pursuing strategic store closures and focusing on new store formats that better cater to changing customer tastes and preferences. As a result, we recorded approximately $23.0 million and $95.2 million to restructuring and impairments on our consolidated statements of earnings during the quarter ended and two quarters ended March 28, 2021. Of these totals, $8.6 million and $51.2 million related to the impairment of store assets for which either a triggering event occurred and the assets were determined not to be recoverable or the store was permanently closed, respectively. During the quarter and two quarters ended March 28, 2021, an additional $14.4 million and $44.0 million, respectively, was associated with accelerated amortization of right-of-use (“ROU”) lease assets and other lease costs due to planned store closures prior to the end of contractual lease terms. As the restructuring plan was substantially completed in fiscal 2021, we did not recognize any material restructuring and impairment amounts during the quarter and two quarters ended April 3, 2022. As of April 3, 2022 and October 3, 2021, there were no material restructuring-related accrued liabilities on our consolidated balance sheets.
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
Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge. Cash flows from hedging transactions are classified in the same categories as the cash flows from the respective hedged items. For de-designated cash flow hedges in which the underlying transactions are no longer probable of occurring, the related accumulated derivative gains or losses are recognized in interest income and other, net on our consolidated statements of earnings. Due to ongoing global supply chain disruptions, certain coffee cash flow hedges have been de-designated early which resulted in insignificant amounts recognized in earnings during the quarter and two quarters ended April 3, 2022. These derivatives may be accounted for prospectively as non-designated derivatives until maturity, re-designated to new hedging relationships or terminate early. We continue to believe transactions related to our other designated cash flow hedges are probable to occur.
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

Gains and losses on derivative contracts and foreign currency-denominated debt designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract/Debt Remaining Maturity (Months)
	Apr 3, 2022	Oct 3, 2021
Cash Flow Hedges:
Coffee	$260.6	$197.8	$244.9	9
Cross-currency swaps	—	4.4	—	32
Dairy	3.7	(0.4)	3.7	11
Foreign currency - other	5.1	1.3	2.6	33
Interest rates	(17.7)	(44.8)	(1.1)	127
Net Investment Hedges:
Cross-currency swaps	43.5	37.9	—	90
Foreign currency	16.0	16.0	—	0
Foreign currency debt	43.5	(5.3)	—	24

Pre-tax gains and losses on derivative contracts and foreign currency-denominated long-term debt designated as hedging instruments recognized in other comprehensive income (“OCI”) and reclassifications from AOCI to earnings (in millions):

	Quarter Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Location of gain/(loss)
	Apr 3, 2022	Mar 28, 2021	Apr 3, 2022	Mar 28, 2021
Cash Flow Hedges:
Coffee	$24.0	$5.7	$17.8	$(3.4)	Product and distribution costs
Cross-currency swaps	4.9	13.8	(0.8)	0.6	Interest expense
			9.4	13.5	Interest income and other, net
Dairy	3.4	(0.9)	2.9	(0.6)	Product and distribution costs
Foreign currency - other	0.7	7.1	2.4	0.2	Licensed stores revenue
			(0.3)	(1.9)	Product and distribution costs
Interest rates	34.1	71.5	(0.5)	(0.5)	Interest expense
			—	(3.6)	Interest income and other, net
Net Investment Hedges:
Cross-currency swaps	(2.1)	6.1	3.5	3.4	Interest expense
Foreign currency debt	40.2	41.6	—	—

	Two Quarters Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Location of gain/(loss)
	Apr 3, 2022	Mar 28, 2021	Apr 3, 2022	Mar 28, 2021
Cash Flow Hedges:
Coffee	95.5	17.7	24.3	(2.7)	Product and distribution costs
Cross-currency swaps	9.4	10.4	(1.6)	1.6	Interest expense
			16.3	8.7	Interest income and other, net
Dairy	8.0	1.6	2.5	2.0	Product and distribution costs
Foreign currency - other	7.6	(18.8)	4.5	0.2	Licensed stores revenue
			(1.7)	(1.9)	Product and distribution costs
Interest rates	35.3	94.0	(0.9)	(1.1)	Interest expense
			—	(3.6)	Interest income and other, net
Net Investment Hedges:
Cross-currency swaps	14.2	(10.4)	6.9	6.6	Interest expense
Foreign currency debt	65.4	27.9	—	—

Pre-tax gains and losses on non-designated derivatives and designated fair value hedging instruments and the related fair value hedged item recognized in earnings (in millions):

		Gains/(Losses) Recognized in Earnings
	Location of gain/(loss) recognized in earnings	Quarter Ended		Two Quarters Ended
		Apr 3, 2022	Mar 28, 2021	Apr 3, 2022	Mar 28, 2021
Non-Designated Derivatives:
Dairy	Interest income and other, net	$0.1	$—	$0.1	$—
Foreign currency - other	Interest income and other, net	11.6	(0.8)	21.8	(1.7)
Coffee	Interest income and other, net	6.2	—	9.3	—
Diesel fuel and other commodities	Interest income and other, net	0.7	0.8	0.7	2.0
Fair Value Hedges:
Interest rate swap	Interest expense	(21.3)	(1.5)	(26.1)	(1.1)
Long-term debt (hedged item)	Interest expense	24.8	4.8	33.0	7.7
Notional amounts of outstanding derivative contracts (in millions):

	Apr 3, 2022	Oct 3, 2021
Coffee	$917	$481
Cross-currency swaps	773	806
Dairy	55	53
Diesel fuel and other commodities	24	10
Foreign currency - other	1,105	1,009
Interest rate swaps	1,600	1,250

Fair value of outstanding derivative contracts (in millions) including the location of the asset and/or liability on the consolidated balance sheets:

		Derivative Assets
	Balance Sheet Location	Apr 3, 2022	Oct 3, 2021
Designated Derivative Instruments:
Coffee	Prepaid expenses and other current assets	$35.4	$130.5
Cross-currency swaps	Other long-term assets	68.8	54.7
Dairy	Prepaid expenses and other current assets	5.2	0.8
Foreign currency - other	Prepaid expenses and other current assets	12.6	8.9
	Other long-term assets	9.1	6.9
Interest rate swaps	Other long-term assets	35.7	22.7
Non-designated Derivative Instruments:
Coffee	Prepaid expenses and other current assets	2.3	—
Dairy	Prepaid expenses and other current assets	0.9	—
Diesel fuel and other commodities	Prepaid expenses and other current assets	1.6	0.1
Foreign currency	Prepaid expenses and other current assets	6.7	7.3

		Derivative Liabilities
	Balance Sheet Location	Apr 3, 2022	Oct 3, 2021
Designated Derivative Instruments:
Coffee	Accrued liabilities	$23.4	$—
Cross-currency swaps	Other long-term liabilities	0.7	3.3
Dairy	Accrued liabilities	1.4	0.9
Foreign currency - other	Accrued liabilities	7.4	7.4
	Other long-term liabilities	5.0	3.6
Interest rates	Other long-term liabilities	11.1	1.3
Non-designated Derivative Instruments:
Dairy	Accrued liabilities	0.2	0.2
Diesel fuel and other commodities	Accrued liabilities	1.0	—
Foreign currency	Accrued liabilities	1.6	0.1
The following amounts were recorded on the consolidated balance sheets related to fixed-to-floating interest rate swaps designated in fair value hedging relationships:

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount
	Apr 3, 2022	Oct 3, 2021	Apr 3, 2022	Oct 3, 2021
Location on the balance sheet
Long-term debt	$1,088.6	$771.7	$(11.4)	$21.7
Additional disclosures related to cash flow gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 10, Equity.

Note 3: Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at April 3, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,913.4	$3,913.4	$—	$—
Short-term investments:
Available-for-sale debt securities
Corporate debt securities	8.2	—	8.2	—
Total available-for-sale debt securities	8.2	—	8.2	—
Marketable equity securities	73.9	73.9	—	—
Total short-term investments	82.1	73.9	8.2	—
Prepaid expenses and other current assets:
Derivative assets	64.7	39.6	25.1	—
Long-term investments:
Available-for-sale debt securities
Corporate debt securities	139.6	—	139.6	—
Foreign government obligations	3.8	—	3.8	—
Mortgage and other asset-backed securities	58.9	—	58.9	—
State and local government obligations	1.4	—	1.4	—
U.S. government treasury securities	81.9	81.9	—	—
Total long-term investments	285.6	81.9	203.7	—
Other long-term assets:
Derivative assets	113.6	—	113.6	—
Total assets	$4,459.4	$4,108.8	$350.6	$—
Liabilities:
Accrued liabilities:
Derivative liabilities	$35.0	$23.8	$11.2	$—
Other long-term liabilities:
Derivative liabilities	16.8	—	16.8	—
Total liabilities	$51.8	$23.8	$28.0	$—

		Fair Value Measurements at Reporting Date Using
	Balance at October 3, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$6,455.7	$6,455.7	$—	$—
Short-term investments:
Available-for-sale debt securities
Commercial paper	63.0	—	63.0	—
Corporate debt securities	24.7	—	24.7	—
Mortgage and other asset-backed securities	0.1	—	0.1	—
Total available-for-sale debt securities	87.8	—	87.8	—
Marketable equity securities	74.4	74.4	—	—
Total short-term investments	162.2	74.4	87.8	—
Prepaid expenses and other current assets:
Derivative assets	147.6	131.1	16.5	—
Long-term investments:
Available-for-sale debt securities
Auction rate securities	6.0	—	—	6.0
Corporate debt securities	162.0	—	162.0	—
Foreign government obligations	4.0	—	4.0	—
Mortgage and other asset-backed securities	31.9	—	31.9	—
State and local government obligations	1.5	—	1.5	—
U.S. government treasury securities	76.3	76.3	—	—
Total long-term investments	281.7	76.3	199.4	6.0
Other long-term assets:
Derivative assets	84.3	—	84.3	—
Total assets	$7,131.5	$6,737.5	$388.0	$6.0
Liabilities:
Accrued liabilities:
Derivative liabilities	$8.6	$0.3	$8.3	$—
Other long-term liabilities:
Derivative liabilities	8.2	—	8.2	—
Total liabilities	$16.8	$0.3	$16.5	$—
There were no material transfers between levels and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Gross unrealized holding gains and losses on available-for-sale debt securities and marketable equity securities were not material as of April 3, 2022 and October 3, 2021.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, ROU assets, goodwill and other intangible assets and other assets. These assets are measured at fair value if determined to be impaired.

The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 7, Debt. There were no material fair value adjustments during the two quarters ended April 3, 2022 and March 28, 2021.
Note 4: Inventories (in millions):

	Apr 3, 2022	Oct 3, 2021
Coffee:
Unroasted	$929.1	$670.3
Roasted	294.3	233.5
Other merchandise held for sale	322.0	329.3
Packaging and other supplies	374.6	370.8
Total	$1,920.0	$1,603.9
Other merchandise held for sale includes, among other items, serveware, food and tea. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of April 3, 2022, we had committed to purchasing green coffee totaling $500 million under fixed-price contracts and an estimated $1.3 billion under price-to-be-fixed contracts. A portion of our price-to-be-fixed contracts are effectively fixed through the use of futures. See Note 2, Derivative Financial Instruments, for further discussion. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base “C” coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on established relationships with our suppliers and continuous monitoring, the risk of non-delivery on these purchase commitments is remote.

Note 5: Supplemental Balance Sheet and Statement of Earnings Information (in millions):
Prepaid Expenses and Other Current Assets

	Apr 3, 2022	Oct 3, 2021
Income tax receivable	$183.3	$20.7
Government subsidies receivable	97.1	172.4
Other prepaid expenses and current assets	343.3	401.5
Total prepaid expenses and current assets	$623.7	$594.6

Property, Plant and Equipment, net

	Apr 3, 2022	Oct 3, 2021
Land	$46.2	$46.2
Buildings	587.2	587.6
Leasehold improvements	8,846.5	8,637.6
Store equipment	2,963.9	2,934.1
Roasting equipment	863.6	857.2
Furniture, fixtures and other	1,465.9	1,392.0
Work in progress	539.5	374.1
Property, plant and equipment, gross	15,312.8	14,828.8
Accumulated depreciation	(8,852.0)	(8,459.3)
Property, plant and equipment, net	$6,460.8	$6,369.5
Accrued Liabilities

	Apr 3, 2022	Oct 3, 2021
Accrued occupancy costs	$84.7	$107.1
Accrued dividends payable	561.9	578.1
Accrued capital and other operating expenditures	902.1	840.7
Self-insurance reserves	251.7	229.3
Income taxes payable	113.8	348.0
Accrued business taxes	178.2	218.0
Total accrued liabilities	$2,092.4	$2,321.2
Store Operating Expenses

	Quarter Ended		Two Quarters Ended
	Apr 3, 2022	Mar 28, 2021	Apr 3, 2022	Mar 28, 2021
Wages and benefits	$2,018.3	$1,664.9	$4,029.0	$3,271.1
Occupancy costs	664.9	626.2	1,330.2	1,254.3
Other expenses	631.5	532.2	1,355.4	1,165.3
Total store operating expenses	$3,314.7	$2,823.3	$6,714.6	$5,690.7

Note 6: Other Intangible Assets and Goodwill
Indefinite-Lived Intangible Assets

(in millions)	Apr 3, 2022	Oct 3, 2021
Trade names, trademarks and patents	$97.1	$96.4

Finite-Lived Intangible Assets

	Apr 3, 2022			Oct 3, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and reacquired rights	$1,126.7	$(1,040.5)	$86.2	$1,141.5	$(971.9)	$169.6
Acquired trade secrets and processes	27.6	(26.2)	1.4	27.6	(24.8)	2.8
Trade names, trademarks and patents	127.4	(61.7)	65.7	126.3	(51.9)	74.4
Licensing agreements	20.1	(15.8)	4.3	18.8	(13.5)	5.3
Other finite-lived intangible assets	24.3	(24.3)	—	24.0	(22.6)	1.4
Total finite-lived intangible assets	$1,326.1	$(1,168.5)	$157.6	$1,338.2	$(1,084.7)	$253.5
Amortization expense for finite-lived intangible assets was $49.2 million and $99.4 million for the quarter and two quarters ended April 3, 2022, respectively and $62.2 million and $123.4 million for the quarter and two quarters ended March 28, 2021, respectively.
Estimated future amortization expense as of April 3, 2022 (in millions):

Fiscal Year	Total
2022 (excluding the two quarters ended April 3, 2022)	$97.9
2023	20.9
2024	20.4
2025	14.4
2026	1.5
Thereafter	2.5
Total estimated future amortization expense	$157.6
Goodwill
Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	North America	International	Channel Development	Corporate and Other	Total
Goodwill balance at October 3, 2021	$493.2	$3,148.3	$34.7	$1.1	$3,677.3
Other(1)	0.4	(31.6)	—	—	(31.2)
Goodwill balance at April 3, 2022	$493.6	$3,116.7	$34.7	$1.1	$3,646.1
(1)“Other” consists of changes in the goodwill balance resulting from foreign currency translation.

Note 7: Debt
Revolving Credit Facility
Our $3 billion unsecured five-year revolving credit facility (the "2021 credit facility"), of which $150 million may be used for issuances of letters of credit, is currently set to mature on September 16, 2026. The 2021 credit facility is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $1 billion.
Borrowings under the 2021 credit facility will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the 2021 credit facility), in each case plus an applicable margin. The applicable margin is based on the Company’s long-term credit ratings assigned by the Moody’s and Standard & Poor’s rating agencies. The 2021 credit facility contains alternative interest rate provisions specifying rate calculations to be used at such time LIBOR ceases to be available as a benchmark due to reference rate reform. The “Base Rate” is the highest of (i) the Federal Funds Rate (as defined in the 2021 credit facility) plus 0.050%, (ii) Bank of America’s prime rate, and (iii) the Eurocurrency Rate (as defined in the 2021 credit facility) plus 1.000%.
The 2021 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of April 3, 2022, we were in compliance with all applicable covenants. No amounts were outstanding under our 2021 credit facility as of April 3, 2022 or October 3, 2021.
Short-term Debt
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our 2021 credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of April 3, 2022 and October 3, 2021, we had no borrowings outstanding under the program.
Additionally, we hold the following Japanese yen-denominated credit facilities that are available for working capital needs and capital expenditures within our Japanese market:
•A ¥5 billion, or $41.1 million, credit facility is currently set to mature on December 31, 2022. Borrowings under such credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on Tokyo Interbank Offered Rate ("TIBOR") plus an applicable margin of 0.400%.
•A ¥10 billion, or $82.2 million, credit facility is currently set to mature on March 27, 2023. Borrowings under such credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.350%.
As of April 3, 2022 and October 3, 2021, we had no borrowings outstanding under these Japanese yen-denominated credit facilities.

Long-term Debt
Components of long-term debt including the associated interest rates and related estimated fair values by calendar maturity (in millions, except interest rates):

	Apr 3, 2022		Oct 3, 2021		Stated Interest Rate	Effective Interest Rate(1)
Issuance	Amount	Estimated Fair Value	Amount	Estimated Fair Value
May 2022 notes	$500.0	$500.1	$500.0	$503.1	1.300%	1.334%
June 2022 notes	500.0	500.7	500.0	506.7	2.700%	2.819%
March 2023 notes	1,000.0	1,008.2	1,000.0	1,035.9	3.100%	3.107%
October 2023 notes(2)	750.0	762.0	750.0	794.8	3.850%	2.859%
February 2024 notes(3)	500.0	500.6	—	—	0.553%	0.783%
March 2024 notes(4)	698.4	671.4	763.8	761.0	0.372%	0.462%
August 2025 notes	1,250.0	1,275.7	1,250.0	1,371.5	3.800%	3.721%
June 2026 notes	500.0	485.7	500.0	526.4	2.450%	2.511%
March 2027 notes	500.0	472.1	500.0	513.0	2.000%	2.058%
March 2028 notes	600.0	600.3	600.0	663.2	3.500%	3.529%
November 2028 notes	750.0	772.4	750.0	855.9	4.000%	3.958%
August 2029 notes(2)	1,000.0	1,004.4	1,000.0	1,109.9	3.550%	3.840%
March 2030 notes	750.0	684.8	750.0	758.6	2.250%	3.084%
November 2030 notes	1,250.0	1,158.7	1,250.0	1,286.9	2.550%	2.582%
February 2032 notes	1,000.0	952.7	—	—	3.000%	3.155%
June 2045 notes	350.0	358.7	350.0	414.1	4.300%	4.348%
December 2047 notes	500.0	480.0	500.0	556.5	3.750%	3.765%
November 2048 notes	1,000.0	1,079.1	1,000.0	1,248.6	4.500%	4.504%
August 2049 notes	1,000.0	1,070.5	1,000.0	1,241.0	4.450%	4.447%
March 2050 notes	500.0	456.2	500.0	527.5	3.350%	3.362%
November 2050 notes	1,250.0	1,162.8	1,250.0	1,339.5	3.500%	3.528%
Total	16,148.4	15,957.1	14,713.8	16,014.1
Aggregate debt issuance costs and unamortized premium/(discount), net	(124.0)		(119.7)
Hedge accounting fair value adjustment(2)	(11.4)		21.7
Total	$16,013.0		$14,615.8
(1)Includes the effects of the amortization of any premium or discount and any gain or loss upon settlement of related treasury locks or forward-starting interest rate swaps utilized to hedge interest rate risk prior to the debt issuance.
(2)Amount includes the change in fair value due to changes in benchmark interest rates related to hedging our October 2023 notes and $350 million of our August 2029 notes. Refer to Note 2, Derivative Financial Instruments, for additional information on our interest rate swaps designated as fair value hedges.
(3)Floating rate notes which bear interest at a rate equal to Compounded SOFR (as defined in the February 2024 notes) plus 0.420%, resulting in a stated interest rate of 0.553% at April 3, 2022.
(4)Japanese yen-denominated long-term debt.

The following table summarizes our long-term debt maturities as of April 3, 2022 by fiscal year (in millions):

Fiscal Year	Total
2022	$1,000.0
2023	1,000.0
2024	1,948.4
2025	1,250.0
2026	500.0
Thereafter	10,450.0
Total	$16,148.4
Note 8: Leases
The components of lease costs (in millions):

	Quarter Ended		Two Quarters Ended
	Apr 3, 2022	Mar 28, 2021	Apr 3, 2022	Mar 28, 2021
Operating lease costs(1)	$393.4	$389.3	$779.5	$798.7
Variable lease costs	235.8	224.3	465.6	446.7
Short-term lease costs	7.1	7.6	14.2	16.3
Total lease costs	$636.3	$621.2	$1,259.3	$1,261.7
(1)Includes immaterial amounts of sublease income and rent concessions.
The following table includes supplemental information (in millions):

	Two Quarters Ended
	Apr 3, 2022	Mar 28, 2021
Cash paid related to operating lease liabilities	$845.5	$792.4
Operating lease liabilities arising from obtaining ROU assets	710.6	659.6

	Apr 3, 2022	Mar 28, 2021
Weighted-average remaining operating lease term	8.5 years	8.7 years
Weighted-average operating lease discount rate	2.5%	2.4%
Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued liabilities and other long-term liabilities on the consolidated balance sheet. There were no material finance leases as of April 3, 2022 and October 3, 2021.
Minimum future maturities of operating lease liabilities (in millions):

Fiscal Year	Total
2022 (excluding the two quarters ended April 3, 2022)	$754.3
2023	1,481.1
2024	1,381.8
2025	1,236.9
2026	1,077.3
Thereafter	4,059.4
Total lease payments	9,990.8
Less imputed interest	(1,086.0)
Total	$8,904.8
As of April 3, 2022, we have entered into operating leases that have not yet commenced of $1.0 billion, primarily related to real estate leases. These leases will commence between fiscal year 2022 and fiscal year 2028 with lease terms ranging from ten to twenty years.

Note 9: Deferred Revenue
Our deferred revenue primarily consists of the prepaid royalty from Nestlé, for which we have continuing performance obligations to support the Global Coffee Alliance, our unredeemed stored value card liability and unredeemed loyalty points (“Stars”) associated with our loyalty program.
As of April 3, 2022, the current and long-term deferred revenue related to Nestlé was $177.0 million and $6.3 billion, respectively. As of October 3, 2021, the current and long-term deferred revenue related to the Nestlé up-front payment was $177.0 million and $6.4 billion, respectively. During both quarters and two quarters ended April 3, 2022 and March 28, 2021, we recognized $44.2 million and $88.4 million of prepaid royalty revenue related to Nestlé, respectively.
Changes in our deferred revenue balance related to our stored value cards and loyalty program (in millions):

Quarter Ended April 3, 2022	Total
Stored value cards and loyalty program at January 2, 2022	$1,952.5
Revenue deferred - card activations, card reloads and Stars earned	3,124.0
Revenue recognized - card and Stars redemptions and breakage	(3,426.3)
Other(1)	(5.0)
Stored value cards and loyalty program at April 3, 2022(2)	$1,645.2

Quarter Ended March 28, 2021	Total
Stored value cards and loyalty program at December 27, 2020	$1,750.0
Revenue deferred - card activations, card reloads and Stars earned	2,709.7
Revenue recognized - card and Stars redemptions and breakage	(2,977.8)
Other(1)	(6.7)
Stored value cards and loyalty program at March 28, 2021(2)	$1,475.2

Two Quarters Ended April 3, 2022	Total
Stored value cards and loyalty program at October 3, 2021	$1,448.5
Revenue deferred - card activations, card reloads and Stars earned	7,041.5
Revenue recognized - card and Stars redemptions and breakage	(6,837.1)
Other(1)	(7.7)
Stored value cards and loyalty program at April 3, 2022(2)	$1,645.2

Two Quarters Ended March 28, 2021	Total
Stored value cards and loyalty program at September 27, 2020	$1,280.5
Revenue deferred - card activations, card reloads and Stars earned	6,147.1
Revenue recognized - card and Stars redemptions and breakage	(5,958.0)
Other(1)	5.6
Stored value cards and loyalty program at March 28, 2021(2)	$1,475.2
(1)“Other” primarily consists of changes in the stored value cards and loyalty program balances resulting from foreign currency translation.
(2)As of April 3, 2022 and March 28, 2021, approximately $1.5 billion and $1.4 billion of these amounts were current, respectively.

Note 10:     Equity
Changes in AOCI by component, net of tax (in millions):

Quarter Ended	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
April 3, 2022
Net gains/(losses) in AOCI, beginning of period	$(1.2)	$224.6	$77.1	$(47.0)	$253.5
Net gains/(losses) recognized in OCI before reclassifications	(7.9)	52.9	28.5	(38.5)	35.0
Net (gains)/losses reclassified from AOCI to earnings	0.1	(25.8)	(2.6)	0.1	(28.2)
Other comprehensive income/(loss) attributable to Starbucks	(7.8)	27.1	25.9	(38.4)	6.8
Net gains/(losses) in AOCI, end of period	$(9.0)	$251.7	$103.0	$(85.4)	$260.3

March 28, 2021
Net gains/(losses) in AOCI, beginning of period	$4.1	$(75.5)	$(13.5)	$(61.0)	$(145.9)
Net gains/(losses) recognized in OCI before reclassifications	(2.0)	73.3	35.6	(81.2)	25.7
Net (gains)/losses reclassified from AOCI to earnings	(0.1)	(3.5)	(2.5)		(6.1)
Other comprehensive income/(loss) attributable to Starbucks	(2.1)	69.8	33.1	(81.2)	19.6
Net gains/(losses) in AOCI, end of period	$2.0	$(5.7)	$19.6	$(142.2)	$(126.3)

Two Quarters Ended	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
April 3, 2022
Net gains/(losses) in AOCI, beginning of period	$1.5	$158.3	$48.6	$(61.2)	$147.2
Net gains/(losses) recognized in OCI before reclassifications	(10.5)	129.8	59.5	(24.3)	154.5
Net (gains)/losses reclassified from AOCI to earnings	—	(36.4)	(5.1)	0.1	(41.4)
Other comprehensive income/(loss) attributable to Starbucks	(10.5)	93.4	54.4	(24.2)	113.1
Net gains/(losses) in AOCI, end of period	$(9.0)	$251.7	$103.0	$(85.4)	$260.3

March 28, 2021
Net gains/(losses) in AOCI, beginning of period	$5.7	$(82.1)	$11.5	$(299.7)	$(364.6)
Net gains/(losses) recognized in OCI before reclassifications	(2.4)	78.1	13.0	157.5	246.2
Net (gains)/losses reclassified from AOCI to earnings	(1.3)	(1.7)	(4.9)	—	(7.9)
Other comprehensive income/(loss) attributable to Starbucks	(3.7)	76.4	8.1	157.5	238.3
Net gains/(losses) in AOCI, end of period	$2.0	$(5.7)	$19.6	$(142.2)	$(126.3)

Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):

Quarter Ended
AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Apr 3, 2022	Mar 28, 2021
Gains/(losses) on available-for-sale debt securities	$(0.2)	$0.2	Interest income and other, net
Gains/(losses) on cash flow hedges	30.9	4.3	Please refer to Note 2, Derivative Financial Instruments for additional information.
Gains/(losses) on net investment hedges	3.5	3.4	Interest expense
	34.2	7.9	Total before tax
	(6.0)	(1.8)	Tax (expense)/benefit
	$28.2	$6.1	Net of tax

Two Quarters Ended
AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Apr 3, 2022	Mar 28, 2021
Gains/(losses) on available-for-sale debt securities	$—	$1.7	Interest income and other, net
Gains/(losses) on cash flow hedges	43.4	3.2	Please refer to Note 2, Derivative Financial Instruments for additional information.
Gains/(losses) on net investment hedges	6.9	6.6	Interest expense
	50.3	11.5	Total before tax
	(8.9)	(3.6)	Tax (expense)/benefit
	$41.4	$7.9	Net of tax
In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of April 3, 2022.
During the two quarters ended April 3, 2022, we repurchased 36.3 million shares of common stock for $4.0 billion. On March 15, 2022, we announced that our Board of Directors authorized the repurchase of up to an additional 40 million shares under our ongoing share repurchase program. On April 4, 2022, we announced a temporary suspension of our share repurchase program to allow us to augment investments in our stores and partners. Repurchases pursuant to this program were last made on April 1, 2022. As of April 3, 2022, 52.6 million shares remained available for repurchase under current authorizations.
During the second quarter of fiscal 2022, our Board of Directors approved a quarterly cash dividend to shareholders of $0.49 per share to be paid on May 27, 2022 to shareholders of record as of the close of business on May 13, 2022.
Note 11: Employee Stock Plans
As of April 3, 2022, there were 34.5 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 11.1 million shares available for issuance under our employee stock purchase plan.
Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended		Two Quarters Ended
	Apr 3, 2022	Mar 28, 2021	Apr 3, 2022	Mar 28, 2021
Restricted Stock Units (“RSUs”)	$54.1	$75.1	$149.8	$173.5
Options	(0.6)	0.9	(0.5)	1.8
Total stock-based compensation expense	$53.5	$76.0	$149.3	$175.3

Stock option and RSU transactions from October 3, 2021 through April 3, 2022 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, October 3, 2021	5.2	7.7
Granted	—	3.7
Options exercised/RSUs vested	(0.7)	(3.5)
Forfeited/expired	—	(0.6)
Options outstanding/Nonvested RSUs, April 3, 2022	4.5	7.3
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of April 3, 2022	$—	$245.8
Note 12: Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended		Two Quarters Ended
	Apr 3, 2022	Mar 28, 2021	Apr 3, 2022	Mar 28, 2021
Net earnings attributable to Starbucks	$674.5	$659.4	$1,490.4	$1,281.6
Weighted average common shares outstanding (for basic calculation)	1,149.2	1,177.5	1,159.4	1,176.3
Dilutive effect of outstanding common stock options and RSUs	4.7	7.3	5.8	7.6
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,153.9	1,184.8	1,165.2	1,183.9
EPS — basic	$0.59	$0.56	$1.29	$1.09
EPS — diluted	$0.58	$0.56	$1.28	$1.08
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding would exclude out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would be anti-dilutive. As of April 3, 2022 and March 28, 2021, we had an immaterial amount of anti-dilutive stock options and unvested RSUs.
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
On June 3, 2019, the California Office of Administrative Law (OAL) approved the coffee exemption regulation. The regulation became effective on October 1, 2019. On June 24, 2019, the California Court of Appeal lifted the stay of the litigation. At the status conference on August 25, 2020, the trial judge granted the defendants’ motion for summary judgment, ruling that the coffee exemption regulation is a complete defense to the Plaintiff’s complaint. The Notice of Entry of Judgment from the court was served on October 6, 2020, and the Plaintiff filed a Notice of Appeal on November 20, 2020 and its opening brief in the appeals process on April 9, 2021. Defendants filed their response brief on August 9, 2021, and Plaintiff filed a reply on November 15, 2021. Starbucks believes that the likelihood that the Company will ultimately incur a material loss in connection with this litigation is less than reasonably possible. Accordingly, as of April 3, 2022, no loss contingency has been recorded for this matter.
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
Note 14: Segment Reporting
Segment information is prepared on the same basis that our interim chief executive officer, who is our chief operating decision maker, manages the segments, evaluates financial results and makes key operating decisions.
Consolidated revenue mix by product type (in millions):

	Quarter Ended				Two Quarters Ended
	Apr 3, 2022		Mar 28, 2021		Apr 3, 2022		Mar 28, 2021
Beverage(1)	$4,599.0	60%	$4,212.8	63%	$9,497.4	60%	$8,464.5	63%
Food(2)	1,364.3	18%	1,131.4	17%	2,798.9	18%	2,272.0	17%
Other(3)	1,672.3	22%	1,323.8	20%	3,389.7	22%	2,681.0	20%
Total	$7,635.6	100%	$6,668.0	100%	$15,686.0	100%	$13,417.5	100%
(1)Beverage represents sales within our company-operated stores.
(2)Food includes sales within our company-operated stores.
(3)Other primarily consists of packaged and single-serve coffees and teas, royalty and licensing revenues, serveware, beverage-related ingredients and ready-to-drink beverages, among other items.

The tables below present financial information for our reportable operating segments and Corporate and Other segment (in millions):
Quarter Ended

	North America (1)	International (1)	Channel Development	Corporate and Other (1)	Total
April 3, 2022
Total net revenues	$5,445.7	$1,702.4	$463.1	$24.4	$7,635.6
Depreciation and amortization expenses	202.0	133.4	—	32.3	367.7
Income from equity investees	—	0.6	48.5	—	49.1
Operating income/(loss)	931.5	180.7	197.9	(361.2)	948.9

March 28, 2021
Total net revenues	$4,638.5	$1,637.0	$369.9	$22.6	$6,668.0
Depreciation and amortization expenses	186.0	143.4	0.3	37.0	366.7
Income from equity investees	—	26.8	50.3	—	77.1
Operating income/(loss)	896.4	258.1	172.6	(339.5)	987.6

Two Quarters Ended
	North America	International	Channel Development	Corporate and Other	Total
April 3, 2022
Total net revenues	$11,178.0	$3,578.4	$880.1	$49.5	$15,686.0
Depreciation and amortization expenses	402.1	266.5	—	65.2	733.8
Income from equity investees	—	1.3	88.1	—	89.4
Operating income/(loss)	2,014.6	480.3	381.1	(749.3)	2,126.7

March 28, 2021
Total net revenues	$9,314.2	$3,319.0	$741.2	$43.1	$13,417.5
Depreciation and amortization expenses	374.9	283.4	0.6	73.7	732.6
Income from equity investees	—	53.0	106.7	—	159.7
Operating income/(loss)	1,699.3	541.0	353.3	(692.4)	1,901.2
(1)North America and International total net revenues and operating income and Corporate and Other operating loss for the quarter and two quarters ended March 28, 2021, have been restated to conform with current period presentation.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements herein are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, these statements can be identified by the use of words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “outlook,” “plan,” “potential,” “project,” “seek,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements include statements relating to trends in or expectations relating to the effects of our existing and any future initiatives, strategies, investments and plans, as well as trends in or expectations regarding our financial results and long-term growth model and drivers; our operations in the U.S. and China; our environmental, social and governance efforts; our partners; economic and consumer trends, including the impact of inflationary pressures; the conversion of several market operations to fully licensed models; our plans for streamlining our operations, including store openings, closures and changes in store formats and models; expanding our licensing to Nestlé of our consumer packaged goods and Foodservice businesses and its effects on our Channel Development segment results; tax rates; business opportunities and expansion; strategic acquisitions; our dividends programs; commodity costs and our mitgation strategy; our liquidity, cash flow from operations, investments, borrowing capacity and use of proceeds; continuing compliance with our covenants under our credit facilities and commercial paper program; repatriation of cash to the U.S.; the likelihood of the issuance of additional debt and the applicable interest rate; the continuing impact of the COVID-19 pandemic on our financial results and future availability of governmental subsidies for COVID-19 or other public health events; our ceo transition; our share repurchase program; our use of cash and cash requirements; the expected effects of new accounting pronouncements and the estimated impact of changes in U.S. tax law, including on tax rates, investments funded by these changes and potential outcomes; and effects of legal proceedings. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to: further spread of COVID-19 and related disruptions to our business; regulatory measures or voluntary actions that may be put in place to limit the spread of COVID-19, including restrictions on business operations or social distancing requirements, and the duration and efficacy of such restrictions; the resurgence of COVID-19 infections and the circulation of novel variants of COVID-19; fluctuations in U.S. and international economies and currencies; our ability to preserve, grow and leverage our brands; the ability of our business partners and third-party providers to fulfill their responsibilities and commitments; potential negative effects of incidents involving food or beverage-borne illnesses, tampering, adulteration, contamination or mislabeling; potential negative effects of material breaches of our information technology systems to the extent we experience a material breach; material failures of our information technology systems; costs associated with, and the successful execution of, the Company’s initiatives and plans; new initiatives and plans or revisions to existing initiatives or plans; our ability to obtain financing on acceptable terms; the acceptance of the Company’s products by our customers, evolving consumer preferences and tastes and changes in consumer spending behavior; partner investments, changes in the availability and cost of labor including any union organizing efforts and our responses to such efforts; failure to attract or retain key executive or employee talent; significant increased logistics costs; inflationary pressures; the impact of competition; inherent risks of operating a global business including any potential negative effects stemming from the Russian invasion of Ukraine; the prices and availability of coffee, dairy and other raw materials; the effect of legal proceedings; the effects of changes in tax laws and related guidance and regulations that may be implemented and other risks detailed in our filings with the SEC, including in Part I Item IA “Risk Factors” in the 10-K.
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
Introduction and Overview
Starbucks is the premier roaster, marketer and retailer of specialty coffee in the world, operating in 84 markets. As of April 3, 2022, Starbucks had more than 34,600 company-operated and licensed stores, an increase of 5% from the prior year. Additionally, we sell a variety of consumer-packaged goods, primarily through the Global Coffee Alliance established with Nestlé and other partnerships and joint ventures. During the quarter ended April 3, 2022, our global comparable store sales grew 7%, primarily driven by 12% growth in the U.S. market, partially offset by COVID-19 related restrictions in China, leading to a 23% decrease in China comparable store sales.
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
Starbucks results for the second quarter of fiscal 2022 demonstrate the overall strength and resilience of our brand, despite continued COVID-19 related disruptions in certain international markets, especially China. Consolidated net revenues increased 15% to $7.6 billion in the second quarter of fiscal 2022 compared to $6.7 billion in the second quarter of fiscal 2021, primarily driven by strength in our U.S. business, incremental revenues from new store openings and growth in our licensed stores, partially offset by continued COVID-19 pandemic related disruptions in China restricting customer mobility. Consolidated operating margin decreased 240 basis points from the prior year to 12.4%, primarily driven by inflationary pressures on commodities and our supply chain as well as investments and growth in retail store partner wages and benefits, partially offset by pricing and lower restructuring expenses in North America.
For both the North America segment and the U.S., comparable store sales increased 12% for the second quarter of fiscal 2022 compared to an increase of 9% in the second quarter of fiscal 2021. Average ticket for both the North America segment and the U.S. grew 7%, primarily driven by pricing and increased demand for food items in our U.S. market. The segment also experienced higher costs, primarily related to increased supply chain costs due to inflationary pressures, enhancements in retail store partner wages and increased spend on new partner training and support costs to address labor market conditions, partially offset by pricing and lapping restructuring expenses in the prior period.
For the International segment, comparable store sales declined 8%, inclusive of a 3% adverse impact from lapping the prior-year value-added tax benefit. Comparable store sales for our China market declined 23% for the second quarter of fiscal 2022, inclusive of a 4% adverse impact from lapping the prior-year value-added tax benefit. Our China market experienced unprecedented COVID-19 pandemic related restrictions in multiple cities that severely impacted customer mobility; approximately one third of our stores in China remain temporarily closed or offer mobile ordering channels only. Strong business recovery in other international markets partially offset the unfavorability in our China market.
Net revenues for our Channel Development segment increased $93 million, or 25%, when compared with the second quarter of fiscal 2021. This was largely due to higher product sales to and royalty revenue from the Global Coffee Alliance and growth in our international ready-to-drink business.
Despite continued COVID-19 induced business interruptions, especially in our China market, we have seen the strength and resilience of our brand as well as strong customer demand across our portfolio. However, COVID-19 related mobility restrictions remain in place in China. Additionally, our business expects the weights from inflationary pressures and increased spend due to labor market conditions to continue as well as incremental investments in our partners, technology and digital capabilities. While we anticipate these will have an adverse impact on our operating margin for the remainder of the fiscal year, we are confident that our strategy will elevate both the partner and customer experience, accelerating growth over the long-term.

Results of Operations (in millions)
Revenues

	Quarter Ended				Two Quarters Ended
	Apr 3, 2022	Mar 28, 2021	$ Change	% Change	Apr 3, 2022	Mar 28, 2021	$ Change	% Change
Company-operated stores	$6,276.7	$5,653.1	$623.6	11.0%	$12,999.1	$11,379.6	$1,619.5	14.2%
Licensed stores	849.5	595.0	254.5	42.8	1,700.3	1,208.8	491.5	40.7
Other	509.4	419.9	89.5	21.3	986.6	829.1	157.5	19.0
Total net revenues	$7,635.6	$6,668.0	$967.6	14.5%	$15,686.0	$13,417.5	$2,268.5	16.9%
For the quarter ended April 3, 2022 compared with the quarter ended March 28, 2021
Total net revenues for the second quarter of fiscal 2022 increased $968 million, primarily due to higher revenues from company-operated stores ($624 million). The growth of company-operated stores revenue was driven by a 7% increase in comparable store sales ($402 million), attributable to a 4% increase in average ticket and a 3% increase in comparable transactions. Also contributing to the increase were incremental revenues from 885 net new Starbucks® company-operated stores, or a 5% increase, over the past 12 months ($250 million). Partially offsetting these increases was unfavorable foreign currency translation ($55 million).
Licensed stores revenue increased $255 million also contributed to the increase in total net revenues, driven by higher product and equipment sales to and royalty revenues from our licensees ($228 million) and the conversion of our Korea market from a joint venture to a fully licensed market in the fourth quarter of fiscal 2021 ($40 million).
Other revenues increased $90 million, primarily due to higher product sales and royalty revenue in the Global Coffee Alliance and volume growth in our international ready-to-drink business.
For the two quarters ended April 3, 2022 compared with the two quarters ended March 28, 2021
Total net revenues for the first two quarters of fiscal 2022 increased $2.3 billion, primarily due to higher revenues from company-operated stores ($1.6 billion). The growth of company-operated stores revenue was driven by a 10% increase in comparable store sales ($1.1 billion) attributed to a 6% increase in comparable transactions and a 3% increase in average ticket. Also contributing to the increase were incremental revenues from 885 net new Starbucks® company-operated stores, or a 5% increase, over the past 12 months ($503 million). Partially offsetting these increases was unfavorable foreign currency translation ($61 million).
Licensed stores revenue increased $492 million, primarily driven by higher product and equipment sales to and royalty revenues from our licensees ($434 million) and the conversion of our Korea market from a joint venture to a fully licensed market in the fourth quarter of fiscal 2021 ($79 million).
Other revenues increased $158 million, primarily due to higher product sales and royalty revenue in the Global Coffee Alliance and volume growth in our international ready-to-drink business.

Operating Expenses

	Quarter Ended					Two Quarters Ended
	Apr 3, 2022	Mar 28, 2021	$ Change	Apr 3, 2022	Mar 28, 2021	Apr 3, 2022	Mar 28, 2021	$ Change	Apr 3, 2022	Mar 28, 2021
				As a % of Total Net Revenues					As a % of Total Net Revenues
Product and distribution costs	$2,465.8	$1,992.4	$473.4	32.3%	29.9%	$4,992.7	$4,041.5	$951.2	31.8%	30.1%
Store operating expenses	3,314.7	2,823.3	491.4	43.4	42.3	6,714.6	5,690.7	1,023.9	42.8	42.4
Other operating expenses	101.7	87.7	14.0	1.3	1.3	203.4	179.5	23.9	1.3	1.3
Depreciation and amortization expenses	367.7	366.7	1.0	4.8	5.5	733.8	732.6	1.2	4.7	5.5
General and administrative expenses	481.5	464.4	17.1	6.3	7.0	1,007.3	936.5	70.8	6.4	7.0
Restructuring and impairments	4.4	23.0	(18.6)	0.1	0.3	(3.1)	95.2	(98.3)	—	0.7
Total operating expenses	6,735.8	5,757.5	978.3	88.2%	86.3%	13,648.7	11,676.0	1,972.7	87.0	87.0
Income from equity investees	49.1	77.1	(28.0)	0.6	1.2	89.4	159.7	(70.3)	0.6	1.2
Operating income	$948.9	$987.6	$(38.7)	12.4%	14.8%	$2,126.7	$1,901.2	$225.5	13.6%	14.2%
Store operating expenses as a % of company-operated stores revenue				52.8%	49.9%				51.7%	50.0%
For the quarter ended April 3, 2022 compared with the quarter ended March 28, 2021
Product and distribution costs as a percentage of total net revenues increased 240 basis points for the second quarter of fiscal 2022, primarily due to supply chain costs due to inflationary pressures.
Store operating expenses as a percentage of total net revenues increased 110 basis points for the second quarter of fiscal 2022. Store operating expenses as a percentage of company-operated stores revenue increased 290 basis points, primarily due to enhancements in retail store partner wages and benefits (approximately 260 basis points), lapping of higher temporary government subsidies in the prior year (approximately 150 basis points) and increased spend on new partner training and support costs to address labor market conditions (approximately 80 basis points), partially offset by sales leverage.
Other operating expenses increased $14 million for the second quarter of fiscal 2022, primarily due to higher support costs for our growing licensed markets ($4 million) and strategic investments in technology and other initiatives ($3 million).
Depreciation and amortization expenses as a percentage of total net revenues decreased 70 basis points, primarily due to sales leverage.
General and administrative expenses increased $17 million, primarily due to incremental investments in technology ($24 million), increased partner wages and benefits ($19 million) and increased support costs to address labor market conditions ($10 million). These increases were partially offset by lower performance-based compensation ($33 million).
Restructuring and impairment expenses decreased $19 million, primarily due to lower restructuring activities related to our North America store portfolio optimization in the prior year, specifically lower accelerated lease right-of-use asset amortization costs ($13 million) and lower asset impairment charges ($7 million).
Income from equity investees decreased $28 million, primarily due to the conversion of our Korea market from a joint venture to a fully licensed market in the fourth quarter of fiscal 2021 ($27 million).
The combination of these changes resulted in an overall decrease in operating margin of 240 basis points for the second quarter of fiscal 2022.

For the two quarters ended April 3, 2022 compared with the two quarters ended March 28, 2021
Product and distribution costs as a percentage of total net revenues increased 170 basis points for the first two quarters of fiscal 2022, primarily due to supply chain costs due to inflationary pressures.
Store operating expenses as a percentage of total net revenues increased 40 basis points for the first two quarters of fiscal 2022. Store operating expenses as a percentage of company-operated stores revenue increased 170 basis points, primarily due to enhancements in retail store partner wages and benefits (approximately 280 basis points), lapping of higher temporary government subsidies in the prior year (approximately 80 basis points) and increased spend on new partner training and support costs to address labor market conditions (approximately 100 basis points), partially offset by sales leverage.
Other operating expenses increased $24 million for the first two quarters of fiscal 2022, primarily due to higher support costs for our growing licensed markets ($11 million) and strategic investments in technology and other initiatives ($4 million).
Depreciation and amortization expenses as a percentage of total net revenues decreased 80 basis points, primarily due to sales leverage.
General and administrative expenses increased $71 million, primarily due to incremental investments in technology ($52 million), increased partner wages and benefits ($38 million) and increased support costs to address labor market conditions ($11 million). These increases were partially offset by lower performance-based compensation ($41 million).
Restructuring and impairment expenses decreased $98 million, primarily due to lower restructuring activities related to our North America store portfolio optimization in the prior year, specifically lower accelerated lease right-of-use asset amortization costs ($52 million) and lower asset impairment charges ($48 million).
Income from equity investees decreased $70 million, primarily due to the conversion of our Korea market from a joint venture to a fully licensed market in the fourth quarter of fiscal 2021 ($54 million) and lower income from our North American Coffee Partnership joint venture ($19 million).
The combination of these changes resulted in an overall decrease in operating margin of 60 basis points for the first two quarters of fiscal 2022.
Other Income and Expenses

	Quarter Ended					Two Quarters Ended
	Apr 3, 2022	Mar 28, 2021	$ Change	Apr 3, 2022	Mar 28, 2021	Apr 3, 2022	Mar 28, 2021	$ Change	Apr 3, 2022	Mar 28, 2021
				As a % of Total Net Revenues					As a % of Total Net Revenues
Operating income	$948.9	$987.6	$(38.7)	12.4%	14.8%	$2,126.7	$1,901.2	$225.5	13.6%	14.2%
Interest income and other, net	46.3	17.3	29.0	0.6	0.3	46.2	32.7	13.5	0.3	0.2
Interest expense	(119.1)	(115.0)	(4.1)	(1.6)	(1.7)	(234.4)	(235.8)	1.4	(1.5)	(1.8)
Earnings before income taxes	876.1	889.9	(13.8)	11.5	13.3	1,938.5	1,698.1	240.4	12.4	12.7
Income tax expense	201.1	230.5	(29.4)	2.6	3.5	447.4	416.5	30.9	2.9	3.1
Net earnings including noncontrolling interests	675.0	659.4	15.6	8.8	9.9	1,491.1	1,281.6	209.5	9.5	9.6
Net earnings attributable to noncontrolling interests	0.5	—	0.5	—	—	0.7	—	0.7	—	—
Net earnings attributable to Starbucks	$674.5	$659.4	$15.1	8.8%	9.9%	$1,490.4	$1,281.6	$208.8	9.5%	9.6%
Effective tax rate including noncontrolling interests				23.0%	25.9%				23.1%	24.5%

For the quarter ended April 3, 2022 compared with the quarter ended March 28, 2021

Interest income and other, net increased $29 million, primarily due to higher net gains from certain investments.
Interest expense increased $4 million, primarily due to additional interest incurred on long-term debt issued in February 2022.
The effective tax rate for the quarter ended April 3, 2022 was 23.0% compared to 25.9% for the same period in fiscal 2021. The decrease was primarily due to a beneficial return-to-provision adjustment recorded related to the prior year divestiture of certain joint venture operations.
For the two quarters ended April 3, 2022 compared with the two quarters ended March 28, 2021
Interest income and other, net increased $14 million, primarily due to higher net gains from certain investments.
The effective tax rate for the first two quarters ended April 3, 2022 was 23.1% compared to 24.5% for the same period in fiscal 2021. The decrease was primarily due to a beneficial return-to-provision adjustment recorded related to the prior year divestiture of certain joint venture operations.
Segment Information
Results of operations by segment (in millions):
North America (1)

	Quarter Ended					Two Quarters Ended
	Apr 3, 2022	Mar 28, 2021	$ Change	Apr 3, 2022	Mar 28, 2021	Apr 3, 2022	Mar 28, 2021	$ Change	Apr 3, 2022	Mar 28, 2021
				As a % of North America Total Net Revenues					As a % of North America Total Net Revenues
Net revenues:
Company-operated stores	$4,936.3	$4,268.4	$667.9	90.6%	92.0%	$10,150.4	$8,553.2	$1,597.2	90.8%	91.8%
Licensed stores	507.0	368.1	138.9	9.3	7.9	1,022.9	756.6	266.3	9.2	8.1
Other	2.4	2.0	0.4	—	—	4.7	4.4	0.3	—	—
Total net revenues	5,445.7	4,638.5	807.2	100.0	100.0	11,178.0	9,314.2	1,863.8	100.0	100.0
Product and distribution costs	1,564.0	1,213.1	350.9	28.7	26.2	3,193.4	2,473.5	719.9	28.6	26.6
Store operating expenses	2,625.4	2,203.1	422.3	48.2	47.5	5,327.7	4,442.1	885.6	47.7	47.7
Other operating expenses	47.1	39.2	7.9	0.9	0.8	95.3	80.7	14.6	0.9	0.9
Depreciation and amortization expenses	202.0	186.0	16.0	3.7	4.0	402.1	374.9	27.2	3.6	4.0
General and administrative expenses	71.3	77.7	(6.4)	1.3	1.7	148.0	148.5	(0.5)	1.3	1.6
Restructuring and impairments	4.4	23.0	(18.6)	0.1	0.5	(3.1)	95.2	(98.3)	—	1.0
Total operating expenses	4,514.2	3,742.1	772.1	82.9	80.7	9,163.4	7,614.9	1,548.5	82.0	81.8
Operating income	$931.5	$896.4	$35.1	17.1%	19.3%	$2,014.6	$1,699.3	$315.3	18.0%	18.2%
Store operating expenses as a % of company-operated stores revenue				53.2%	51.6%				52.5%	51.9%
(1)North America licensed stores revenue, total net revenues, product and distribution costs, other operating expenses, total operating expenses and operating income for the quarter and two quarters ended March 28, 2021, have been restated to conform with current period presentation.
For the quarter ended April 3, 2022 compared with the quarter ended March 28, 2021

Revenues
North America total net revenues for the second quarter of fiscal 2022 increased $807 million, or 17%, primarily due to a 12% increase in comparable store sales ($510 million) driven by a 7% increase in average ticket and a 5% increase in transactions. Also contributing to these increases were the performance of new stores compared to the closure of underperforming stores in prior year including stores related to our restructuring plan ($146 million) and higher product and equipment sales to and royalty revenues from our licensees ($139 million).
Operating Margin
North America operating income for the second quarter of fiscal 2022 increased 4% to $932 million, compared to $896 million in the second quarter of fiscal 2021. Operating margin decreased 220 basis points to 17.1%, primarily due to higher supply chain costs resulting from inflationary pressures (approximately 350 basis points), investments in labor including enhancements in retail store partner wages and benefits (approximately 280 basis points) and support costs to address labor market conditions (approximately 100 basis points) as well as lapping temporary subsidies provided by the CARES Act and CEWS (approximately 140 basis points). These were partially offset by sales leverage as well as pricing (approximately 390 basis points), sourcing savings (approximately 80 basis points), lower restructuring activity expenses (approximately 40 basis points) and benefits from the closure of lower-performing stores (approximately 40 basis points).
For the two quarters ended April 3, 2022 compared with the two quarters ended March 28, 2021
Revenues
North America total net revenues for the first two quarters of fiscal 2022 increased $1.9 billion, or 20% primarily due to a 15% increase in comparable store sales ($1.3 billion) driven by a 9% increase in transactions and a 6% increase in average ticket. Also contributing to these increases were the performance of new stores compared to the closure of underperforming stores in prior year including stores related to our restructuring plan ($287 million) and higher product and equipment sales to and royalty revenues from our licensees ($268 million), primarily due to business recovery from impact of the COVID-19 pandemic.
Operating Margin
North America operating income for the first two quarters of fiscal 2022 increased 19% to $2.0 billion, compared to $1.7 billion for the same period in fiscal 2021. Operating margin decreased 20 basis points to 18.0%, primarily due to investments in labor including enhancements in retail store partner wages and benefits (approximately 310 basis points) and increased spend on new partner training and support costs to address labor market conditions (approximately 120 basis points), higher supply chain costs resulting from inflationary pressures (approximately 300 basis points) and lapping temporary subsidies provided by the CARES Act and CEWS (approximately 90 basis points). These were partially offset by sales leverage as well as pricing (approximately 300 basis points), lower restructuring activity expenses (approximately 100 basis points), sourcing savings (approximately 80 basis points) and benefits from the closure of lower-performing stores (approximately 50 basis points).

International (1)

	Quarter Ended					Two Quarters Ended
	Apr 3, 2022	Mar 28, 2021	$ Change	Apr 3, 2022	Mar 28, 2021	Apr 3, 2022	Mar 28, 2021	$ Change	Apr 3, 2022	Mar 28, 2021
				As a % of International Total Net Revenues					As a % of International Total Net Revenues
Net revenues:
Company-operated stores	$1,340.4	$1,384.7	$(44.3)	78.7%	84.6%	$2,848.7	$2,826.4	$22.3	79.6%	85.2%
Licensed stores	342.5	226.9	115.6	20.1	13.9	677.4	452.2	225.2	18.9	13.6
Other	19.5	25.4	(5.9)	1.1	1.6	52.3	40.4	11.9	1.5	1.2
Total net revenues	1,702.4	1,637.0	65.4	100.0	100.0	3,578.4	3,319.0	259.4	100.0	100.0
Product and distribution costs	580.5	528.0	52.5	34.1	32.3	1,196.4	1,064.2	132.2	33.4	32.1
Store operating expenses	689.3	620.2	69.1	40.5	37.9	1,386.9	1,248.6	138.3	38.8	37.6
Other operating expenses	39.5	32.0	7.5	2.3	2.0	78.7	67.6	11.1	2.2	2.0
Depreciation and amortization expenses	133.4	143.4	(10.0)	7.8	8.8	266.5	283.4	(16.9)	7.4	8.5
General and administrative expenses	79.6	82.1	(2.5)	4.7	5.0	170.9	167.2	3.7	4.8	5.0
Total operating expenses	1,522.3	1,405.7	116.6	89.4	85.9	3,099.4	2,831.0	268.4	86.6	85.3
Income from equity investees	0.6	26.8	(26.2)	—	1.6	1.3	53.0	(51.7)	—	1.6
Operating income	$180.7	$258.1	$(77.4)	10.6%	15.8%	$480.3	$541.0	$(60.7)	13.4%	16.3%
Store operating expenses as a % of company-operated stores revenue				51.4%	44.8%				48.7%	44.2%
(1)International licensed stores revenue, total net revenues, product and distribution costs, other operating expenses, general and administrative expenses, total operating expenses and operating income for the quarter and two quarters ended March 28, 2021, have been restated to conform with current period presentation.
For the quarter ended April 3, 2022 compared with the quarter ended March 28, 2021
Revenues
International total net revenues for the second quarter of fiscal 2022 increased $65 million, or 4%, primarily due to 751 net new Starbucks company-operated store openings, or an 11% increase over the past 12 months ($104 million). Additionally, there were higher product sales to and royalty revenues from our licensees ($89 million), primarily due to continuing improvement of our licensees from the COVID-19 pandemic. Also contributing to the increase was the conversion of our Korea market from a joint venture to a fully licensed market in the fourth quarter of fiscal 2021 ($40 million). These increases were partially offset by an 8% decline in comparable store sales ($108 million), driven by a 5% decrease in average ticket and a 3% decrease in customer transactions, primarily attributable to COVID-19 related restrictions in China and lapping the prior-year VAT benefit as well as unfavorable foreign currency translation ($53 million).
Operating Margin
International operating income for the second quarter of fiscal 2022 decreased 30% to $181 million, compared to $258 million in the second quarter of fiscal 2021. Operating margin decreased 520 basis points to 10.6%, primarily due to strategic initiatives, largely in China (approximately 180 basis points), an increase in product and distribution costs from a sales mix shift (approximately 160 basis points), investments and growth in retail store partner wages and benefits (approximately 130 basis points), lower temporary government subsidies (approximately 90 basis points) and increased supply chain costs due to inflationary pressures (approximately 50 basis points). These decreases were partially offset by lower amortization expenses (approximately 80 basis points).

For the two quarters ended April 3, 2022 compared with the two quarters ended March 28, 2021
Revenues
International total net revenues for the first two quarters of fiscal 2022 increased $259 million, or 8%, primarily due to 751 net new Starbucks® company-operated stores, or an 11% increase over the past 12 months ($217 million). Additionally, there were higher product sales to and royalty revenues from our licensees ($166 million), primarily due to continuing improvement of our licensees from the COVID-19 pandemic. Also contributing to the increase was the conversion of our Korea market from a joint venture to a fully licensed market in the fourth quarter of fiscal 2021 ($79 million). These increases were partially offset by a 6% decline in comparable store sales ($151 million), driven by a 5% decrease in average ticket primarily attributable to COVID-19 related restrictions in China and lapping the prior-year VAT benefit in China as well as unfavorable foreign currency translation ($70 million).
Operating Margin
International operating income for the first two quarters of fiscal 2022 decreased 11% to $480 million, compared to $541 million for the same period in fiscal 2021. Operating margin decreased 290 basis points to 13.4%, primarily due to strategic initiatives, largely in China (approximately 140 basis points), investments and growth in retail store partner wages and benefits (approximately 130 basis points), an increase in product and distribution costs from a sales mix shift (approximately 120 basis points) and increased supply chain costs due to inflationary pressures (approximately 50 basis points). These decreases were partially offset by lower amortization expenses (approximately 80 basis points).
Channel Development

	Quarter Ended					Two Quarters Ended
	Apr 3, 2022	Mar 28, 2021	$ Change	Apr 3, 2022	Mar 28, 2021	Apr 3, 2022	Mar 28, 2021	$ Change	Apr 3, 2022	Mar 28, 2021
				As a % of Channel Development Total Net Revenues					As a % of Channel Development Total Net Revenues
Net revenues	$463.1	$369.9	$93.2			$880.1	$741.2	$138.9
Product and distribution costs	300.5	231.9	68.6	64.9%	62.7%	559.3	465.4	93.9	63.5%	62.8%
Other operating expenses	10.7	13.1	(2.4)	2.3	3.5	22.0	24.1	(2.1)	2.5	3.3
Depreciation and amortization expenses	—	0.3	(0.3)	—	0.1	—	0.6	(0.6)	—	0.1
General and administrative expenses	2.5	2.3	0.2	0.5	0.6	5.8	4.5	1.3	0.7	0.6
Total operating expenses	313.7	247.6	66.1	67.7	66.9	587.1	494.6	92.5	66.7	66.7
Income from equity investees	48.5	50.3	(1.8)	10.5	13.6	88.1	106.7	(18.6)	10.0	14.4
Operating income	$197.9	$172.6	$25.3	42.7%	46.7%	$381.1	$353.3	$27.8	43.3%	47.7%
For the quarter ended April 3, 2022 compared with the quarter ended March 28, 2021
Revenues
Channel Development total net revenues for the second quarter of fiscal 2022 increased $93 million, or 25%, primarily due to higher Global Coffee Alliance product sales and royalty revenue ($77 million) and volume growth in our ready-to-drink businesses ($18 million).
Operating Margin
Channel Development operating income for the second quarter of fiscal 2022 increased 15% to $198 million, compared to $173 million in the second quarter of fiscal 2021. Operating margin decreased 400 basis points to 42.7%, primarily due to business mix shift driven by growth in the Global Coffee Alliance.
For the two quarters ended April 3, 2022 compared with the two quarters ended March 28, 2021

Revenues
Channel Development total net revenues for the first two quarters of fiscal 2022 increased $139 million, or 19%, primarily due to higher Global Coffee Alliance product sales and royalty revenue ($107 million) and volume growth in our ready-to-drink businesses ($34 million).
Operating Margin
Channel Development operating income for the first two quarters of fiscal 2022 increased 8% to $381 million, compared to $353 million for the same period in fiscal 2021. Operating margin decreased 440 basis points to 43.3%, primarily due to a decline in our North American Coffee Partnership joint venture income due to supply chain constraints and inflationary pressures as well as a business mix shift.
Corporate and Other (1)

	Quarter Ended				Two Quarters Ended
	Apr 3, 2022	Mar 28, 2021	$ Change	% Change	Apr 3, 2022	Mar 28, 2021	$ Change	% Change
Net revenues:
Other	$24.4	$22.6	$1.8	8.0%	$49.5	$43.1	$6.4	14.8%
Total net revenues	24.4	22.6	1.8	8.0	49.5	43.1	6.4	14.8
Product and distribution costs	20.8	19.4	1.4	7.2	43.6	38.4	5.2	13.5
Other operating expenses	4.4	3.4	1.0	29.4	7.4	7.1	0.3	4.2
Depreciation and amortization expenses	32.3	37.0	(4.7)	(12.7)	65.2	73.7	(8.5)	(11.5)
General and administrative expenses	328.1	302.3	25.8	8.5	682.6	616.3	66.3	10.8
Total operating expenses	385.6	362.1	23.5	6.5	798.8	735.5	63.3	8.6
Operating loss	$(361.2)	$(339.5)	$(21.7)	6.4%	$(749.3)	$(692.4)	$(56.9)	8.2%
(1)Corporate and other general and administrative expenses, total operating expenses and operating loss for the quarter and two quarters ended March 28, 2021, have been restated to conform with current period presentation.
Corporate and Other primarily consists of our unallocated corporate expenses, as well as Evolution Fresh. Unallocated corporate expenses include corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments.
For the quarter ended April 3, 2022 compared with the quarter ended March 28, 2021
Corporate and Other operating loss increased to $361 million for the second quarter of fiscal 2022, or 6%, compared to $340 million for the second quarter of fiscal 2021. This increase was primarily driven by incremental investments in technology ($22 million), increased partner wages and benefits ($12 million) and increased support costs to address labor market conditions ($10 million). These increases were partially offset by lower performance-based compensation ($26 million).
For the two quarters ended April 3, 2022 compared with the two quarters ended March 28, 2021
Corporate and Other operating loss increased to $749 million for the first two quarters of fiscal 2022, or 8%, compared to $692 million for the same period in fiscal 2021. This increase was primarily driven by incremental investments in technology ($45 million), increased partner wages and benefits ($21 million) and increased support costs to address labor market conditions ($11 million). These increases were partially offset by lower performance-based compensation ($24 million).

Quarterly Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) and transferred during the period
	Quarter Ended		Two Quarters Ended		Stores open as of
	Apr 3, 2022	Mar 28, 2021	Apr 3, 2022	Mar 28, 2021	Apr 3, 2022	Mar 28, 2021
North America
Company-operated stores	54	(209)	93	(289)	9,954	9,820
Licensed stores	(16)	20	7	50	6,972	6,881
Total North America (1)	38	(189)	100	(239)	16,926	16,701
International
Company-operated stores	102	123	315	308	7,587	6,836
Licensed stores	173	71	382	214	10,117	9,406
Total International (1)	275	194	697	522	17,704	16,242
Total Company	313	5	797	283	34,630	32,943
(1)North America and International licensed stores as of March 28, 2021, have been recast as a result of our fiscal 2021 operating segment reporting structure realignment.
Financial Condition, Liquidity and Capital Resources
Investment Overview
Our cash and investments totaled $4.3 billion as of April 3, 2022 and $6.9 billion as of October 3, 2021. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, make acquisitions and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate debt securities and government treasury securities (foreign and domestic). As of April 3, 2022, approximately $2.9 billion of cash was held in foreign subsidiaries.
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
Borrowings under the 2021 credit facility will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the 2021 credit facility), in each case plus an applicable margin. The applicable margin is based on the Company’s long-term credit ratings assigned by the Moody’s and Standard & Poor’s rating agencies. The 2021 credit facility contains alternative interest rate provisions specifying rate calculations to be used at such time LIBOR ceases to be available as a benchmark due to reference rate reform. The “Base Rate” is the highest of (i) the Federal Funds Rate (as defined in the 2021 credit facility) plus 0.050%, (ii) Bank of America’s prime rate and (iii) the Eurocurrency Rate (as defined in the 2021 credit facility) plus 1.000%.
The 2021 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of April 3, 2022, we were in compliance with all applicable covenants. No amounts were outstanding under our 2021 credit facility as of April 3, 2022 or October 3, 2021.
Commercial Paper
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under the 2021 credit facility discussed above. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of April 3, 2022 and October 3, 2021, we had no borrowings outstanding under our commercial paper program. Our total contractual borrowing capacity for general corporate purposes was $3 billion as of the end of our second quarter of fiscal 2022.
Credit facilities in Japan
Additionally, we hold Japanese yen-denominated credit facilities for the use of our Japan subsidiary. These are available for working capital needs and capital expenditures within our Japanese market.
•A ¥5 billion, or $41.1 million, credit facility is currently set to mature on December 31, 2022. Borrowings under such credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.400%.
•A ¥10 billion, or $82.2 million, credit facility is currently set to mature on March 27, 2023. Borrowings under such credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.350%.
As of April 3, 2022 and October 3, 2021, we had no borrowings outstanding under these Japanese yen-denominated credit facilities.
See Note 7, Debt, to the consolidated financial statements included in Item 1 of Part I of this 10-Q for details of the components of our long-term debt.
Our ability to incur new liens and conduct sale and leaseback transactions on certain material properties is subject to compliance with terms of the indentures under which the long-term notes were issued. As of April 3, 2022, we were in compliance with all applicable covenants.
Use of Cash
We expect to use our available cash and investments, including, but not limited to, additional potential future borrowings under the credit facilities, commercial paper program and the issuance of debt to support and invest in our core businesses, including investing in new ways to serve our customers and supporting our store partners, repaying maturing debts, as well as returning cash to shareholders through common stock cash dividend payments and discretionary share repurchases and investing in new business opportunities related to our core and developing businesses. Furthermore, we may use our available cash resources to make proportionate capital contributions to our investees. We may also seek strategic acquisitions to leverage existing capabilities and further build our business. Acquisitions may include increasing our ownership interests in our investees. Any decisions to increase such ownership interests will be driven by valuation and fit with our ownership strategy.
We believe that net future cash flows generated from operations and existing cash and investments both domestically and internationally combined with our ability to leverage our balance sheet through the issuance of debt will be sufficient to finance capital requirements for our core businesses as well as shareholder distributions for at least the next 12 months. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months. We have borrowed funds and continue to believe we have the ability to do so at reasonable interest rates; however, additional borrowings would result in increased interest expense in the future. In this regard, we may incur additional debt, within targeted levels, as part of our plans to fund our capital programs, including cash returns to shareholders through future dividends and discretionary share repurchases as well as investing in new business opportunities. If necessary, we may pursue additional sources of financing, including both short-term and long-term borrowings and debt issuances.
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
During the second quarter of fiscal 2022, our Board of Directors approved a quarterly cash dividend to shareholders of $0.49 per share to be paid on May 27, 2022 to shareholders of record as of the close of business on May 13, 2022.
During the first quarter of fiscal 2022, we resumed our share repurchase program which was temporarily suspended in March 2020. During the two quarters ended April 3, 2022, we repurchased 36.3 million shares of common stock for $4.0 billion. On March 15, 2022, we announced that our Board of Directors authorized the repurchase of up to an additional 40 million shares under our ongoing share repurchase program. On April 4, 2022, we announced a temporary suspension of our share repurchase program to allow us to augment investments in our stores and partners. Repurchases pursuant to this program were last made on April 1, 2022. As of April 3, 2022, 52.6 million shares remained available for repurchase under current authorizations.

Other than normal operating expenses, cash requirements for the remainder of fiscal 2022 are expected to consist primarily of capital expenditures for investments in our new and existing stores, our supply chain and corporate facilities as well as repayment of debt maturities due later this fiscal year. Total capital expenditures for fiscal 2022 are expected to be approximately $2 billion.
In the MD&A included in the 10-K, we disclosed that we had $33.7 billion of current and long-term material cash requirements as of October 3, 2021. There have been no material changes to our material cash requirements during the period covered by this 10-Q outside of the normal course of our business.
Cash Flows
Cash provided by operating activities was $2.0 billion for the first two quarters of fiscal 2022, compared to $2.7 billion for the same period in fiscal 2021. The change was primarily due to net cash used by changes in operating assets and liabilities, partially offset by higher net earnings.
Cash used in investing activities for the first two quarters of fiscal 2022 totaled $881 million, compared to cash used in investing activities of $579 million for the same period in fiscal 2021. The change was primarily due to an increase in spend on capital expenditures.
Cash used in financing activities for the first two quarters of fiscal 2022 totaled $3.7 billion compared to cash used by financing activities of $2.7 billion for the same period in fiscal 2021. The increase was primarily due to resuming our share repurchase program, partially offset by net proceeds from issuance of long-term debt.
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
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1, Summary of Significant Accounting Policies and Estimates, to the consolidated financial statements included in Item 1 of Part I of this 10-Q, for a detailed description of recent accounting pronouncements.
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
During the second quarter of fiscal 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our interim chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based upon that evaluation, our interim chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (April 3, 2022).
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.Legal Proceedings
See Note 13, Commitments and Contingencies, to the consolidated financial statements included in Item 1 of Part I of this 10-Q for information regarding certain legal proceedings in which we are involved.
Item 1A.Risk Factors
In addition to the other information set forth in this 10-Q, you should carefully consider the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 10-K and Part II, Item 1A. Risk Factors in our first quarter 2022 Form 10-Q, which could materially adversely affect our business, financial condition, or future results. There have been no material changes to the risk factors disclosed our 10-K and our first quarter 2022 Form 10-Q.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding repurchases of our common stock during the quarter ended April 3, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
Period (1)
January 3, 2022 - January 30, 2022	1,650,000	$102.83	1,650,000	16,129,441
January 31, 2022 - February 27, 2022	1,432,263	94.55	1,432,263	14,697,178
February 28, 2022 - April 3, 2022	2,125,000	88.02	2,125,000	52,572,178
Total	5,207,263	$94.51	5,207,263
(1)Monthly information is presented by reference to our fiscal months during the second quarter of fiscal 2022.
(2)Share repurchases are conducted under our ongoing share repurchase program announced in September 2001, which has no expiration date. On March 15, 2022, our Board of Directors authorized the repurchase of up to an additional 40 million shares under our ongoing share repurchase program. On April 4, 2022, we announced a temporary suspension of our share repurchase program. Repurchases pursuant to this program were last made on April 1, 2022.
(3)This column includes the total number of shares available for repurchase under our ongoing share repurchase program. Shares under our ongoing share repurchase program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or through privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined at our discretion and the share repurchase program may be suspended, terminated or modified at any time for any reason.
Item 3.Defaults upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.

Item 6.Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	000-20322	04/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through March 17, 2021)	8-K	000-20322	03/19/2021	3.1
4.1	Eighth Supplemental Indenture, dated as of February 14, 2022, by and between Starbucks Corporation and U.S. Bank Trust Company, National Association, as trustee and as successor in interest to U.S. Bank National Association	8-K	000-20322	02/14/2022	4.2
4.2	Form of Floating Rate Senior Notes due 2024 (included as Exhibit A to Exhibit 4.1)	8-K	000-20322	02/14/2022	4.3
4.3	Form of 3.000% Senior Notes due 2032 (included as Exhibit B to Exhibit 4.1)	8-K	000-20322	02/14/2022	4.4
10.1*	Amended and Restated 2005 Long-Term Equity Incentive Plan	—	—	—	—	X
10.2*	Separation Agreement dated March 30, 2022	8-K	000-20322	04/05/2022	10.1
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—
101	The following financial statements from the Company's 10-Q for the fiscal quarter ended April 3, 2022, formatted in iXBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity and (vi) Notes to Consolidated Financial Statements	—	—	—	—	X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	—	—	—	—	X

* Denotes a management contract or compensatory plan or arrangement.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
May 3, 2022

STARBUCKS CORPORATION

By:	/s/ Rachel Ruggeri
Rachel Ruggeri
executive vice president, chief financial officer
Signing on behalf of the registrant and as principal financial officer