Form 10-Q
period 2022-07-03
STARBUCKS CORP
filed 2022-08-02
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 3, 2022
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

Shares Outstanding as of July 27, 2022
1,147.4 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended July 3, 2022

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Quarter Ended		Three Quarters Ended
	Jul 3, 2022	Jun 27, 2021	Jul 3, 2022	Jun 27, 2021
Net revenues:
Company-operated stores	$6,675.5	$6,363.1	$19,674.7	$17,742.8
Licensed stores	956.8	680.2	2,657.0	1,889.0
Other	517.8	453.2	1,504.4	1,282.1
Total net revenues	8,150.1	7,496.5	23,836.1	20,913.9
Product and distribution costs	2,613.6	2,206.0	7,606.4	6,247.5
Store operating expenses	3,302.5	2,966.9	10,017.1	8,657.6
Other operating expenses	135.1	71.4	338.4	250.8
Depreciation and amortization expenses	356.8	354.3	1,090.5	1,087.0
General and administrative expenses	486.7	494.9	1,494.0	1,431.4
Restructuring and impairments	14.0	19.8	10.9	115.0
Total operating expenses	6,908.7	6,113.3	20,557.3	17,789.3
Income from equity investees	54.1	105.5	143.5	265.3
Operating income	1,295.5	1,488.7	3,422.3	3,389.9
Interest income and other, net	19.8	36.0	66.0	68.6
Interest expense	(123.1)	(113.4)	(357.6)	(349.2)
Earnings before income taxes	1,192.2	1,411.3	3,130.7	3,109.3
Income tax expense	278.5	257.1	725.9	673.6
Net earnings including noncontrolling interests	913.7	1,154.2	2,404.8	2,435.7
Net earnings attributable to noncontrolling interests	0.8	0.8	1.5	0.8
Net earnings attributable to Starbucks	$912.9	$1,153.4	$2,403.3	$2,434.9
Earnings per share - basic	$0.80	$0.98	$2.08	$2.07
Earnings per share - diluted	$0.79	$0.97	$2.07	$2.06
Weighted average shares outstanding:
Basic	1,147.0	1,178.5	1,155.3	1,177.0
Diluted	1,151.0	1,186.2	1,160.5	1,184.7

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended		Three Quarters Ended
	Jul 3, 2022	Jun 27, 2021	Jul 3, 2022	Jun 27, 2021
Net earnings including noncontrolling interests	$913.7	$1,154.2	$2,404.8	$2,435.7
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale debt securities	(2.1)	(0.1)	(16.0)	(3.1)
Tax (expense)/benefit	0.5	—	3.9	0.6
Unrealized gains/(losses) on cash flow hedging instruments	54.4	34.0	210.3	138.9
Tax (expense)/benefit	(13.4)	(1.1)	(39.5)	(27.9)
Unrealized gains/(losses) on net investment hedging instruments	109.2	32.4	188.8	49.9
Tax (expense)/benefit	(27.6)	(8.2)	(47.7)	(12.7)
Translation adjustment and other	(396.9)	40.2	(421.2)	195.5
Tax (expense)/benefit	—	—	—	2.2
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale debt securities, hedging instruments, and translation adjustment	(59.2)	(1.6)	(109.5)	(13.1)
Tax expense/(benefit)	9.8	1.0	18.7	4.6
Other comprehensive income/(loss)	(325.3)	96.6	(212.2)	334.9
Comprehensive income including noncontrolling interests	588.4	1,250.8	2,192.6	2,770.6
Comprehensive income attributable to noncontrolling interests	0.8	0.8	1.5	0.8
Comprehensive income attributable to Starbucks	$587.6	$1,250.0	$2,191.1	$2,769.8

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	Jul 3, 2022	Oct 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$3,177.5	$6,455.7
Short-term investments	76.9	162.2
Accounts receivable, net	1,146.1	940.0
Inventories	2,132.9	1,603.9
Prepaid expenses and other current assets	534.1	594.6
Total current assets	7,067.5	9,756.4
Long-term investments	292.5	281.7
Equity investments	302.7	268.5
Property, plant and equipment, net	6,408.2	6,369.5
Operating lease, right-of-use asset	8,037.1	8,236.0
Deferred income taxes, net	1,752.9	1,874.8
Other long-term assets	640.7	578.5
Other intangible assets	203.4	349.9
Goodwill	3,451.2	3,677.3
TOTAL ASSETS	$28,156.2	$31,392.6
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$1,489.8	$1,211.6
Accrued liabilities	2,068.9	2,321.2
Accrued payroll and benefits	706.8	772.3
Current portion of operating lease liability	1,214.8	1,251.3
Stored value card liability and current portion of deferred revenue	1,723.0	1,596.1
Short-term debt	200.0	—
Current portion of long-term debt	999.1	998.9
Total current liabilities	8,402.4	8,151.4
Long-term debt	13,930.8	13,616.9
Operating lease liability	7,554.4	7,738.0
Deferred revenue	6,333.1	6,463.0
Other long-term liabilities	594.4	737.8
Total liabilities	36,815.1	36,707.1
Shareholders' deficit:
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,146.9 and 1,180.0 shares, respectively	1.1	1.2
Additional paid-in capital	117.1	846.1
Retained deficit	(8,719.7)	(6,315.7)
Accumulated other comprehensive income/(loss)	(65.0)	147.2
Total shareholders’ deficit	(8,666.5)	(5,321.2)
Noncontrolling interests	7.6	6.7
Total deficit	(8,658.9)	(5,314.5)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$28,156.2	$31,392.6

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Quarters Ended
	Jul 3, 2022	Jun 27, 2021
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$2,404.8	$2,435.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,169.0	1,146.2
Deferred income taxes, net	35.0	(113.2)
Income earned from equity method investees	(175.0)	(238.3)
Distributions received from equity method investees	145.9	226.7
Stock-based compensation	206.6	255.3
Non-cash lease costs	1,090.4	931.7
Loss on retirement and impairment of assets	89.6	204.7
Other	(44.7)	(6.8)
Cash provided by/(used in) changes in operating assets and liabilities:
Accounts receivable	(245.5)	(13.1)
Inventories	(557.3)	8.4
Accounts payable	341.7	108.2
Deferred revenue	32.7	52.4
Operating lease liability	(1,201.4)	(1,029.8)
Other operating assets and liabilities	5.8	500.3
Net cash provided by operating activities	3,297.6	4,468.4
INVESTING ACTIVITIES:
Purchases of investments	(117.3)	(367.3)
Sales of investments	72.6	130.4
Maturities and calls of investments	59.5	298.7
Additions to property, plant and equipment	(1,295.4)	(985.7)
Other	(95.7)	(62.3)
Net cash used in investing activities	(1,376.3)	(986.2)
FINANCING ACTIVITIES:
Net proceeds/(payments) from issuance of commercial paper	200.0	(296.5)
Net proceeds from issuance of short-term debt	38.9	215.6
Repayments of short-term debt	(38.9)	(346.2)
Proceeds from issuance of long-term debt	1,498.1	—
Repayments of long-term debt	(1,000.0)	(1,250.0)
Proceeds from issuance of common stock	75.5	191.6
Cash dividends paid	(1,701.1)	(1,588.2)
Repurchase of common stock	(4,013.0)	—
Minimum tax withholdings on share-based awards	(123.5)	(94.2)
Other	(9.2)	—
Net cash used in financing activities	(5,073.2)	(3,167.9)
Effect of exchange rate changes on cash and cash equivalents	(126.3)	87.9
Net increase/(decrease) in cash and cash equivalents	(3,278.2)	402.2
CASH AND CASH EQUIVALENTS:
Beginning of period	6,455.7	4,350.9
End of period	$3,177.5	$4,753.1
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$344.9	$373.6
Income taxes	$911.2	$407.9
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
For the Quarters Ended July 3, 2022 and June 27, 2021
(in millions, except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, April 3, 2022	1,146.9	$1.1	$41.1	$(9,070.5)	$260.3	$(8,768.0)	$6.8	$(8,761.2)
Net earnings	—	—	—	912.9	—	912.9	0.8	913.7
Other comprehensive loss	—	—	—	—	(325.3)	(325.3)	—	(325.3)
Stock-based compensation expense	—	—	58.2	—	—	58.2	—	58.2
Exercise of stock options/vesting of RSUs	0.2	—	5.8	—	—	5.8	—	5.8
Sale of common stock	0.2	—	12.0	—	—	12.0	—	12.0
Cash dividends declared, $0.49 per share	—	—	—	(562.1)	—	(562.1)	—	(562.1)
Balance, July 3, 2022	1,147.3	$1.1	$117.1	$(8,719.7)	$(65.0)	$(8,666.5)	$7.6	$(8,658.9)

Balance, March 28, 2021	1,177.9	$1.2	$595.4	$(8,124.3)	$(126.3)	$(7,654.0)	$5.7	$(7,648.3)
Net earnings	—	—	—	1,153.4	—	1,153.4	0.8	1,154.2
Other comprehensive income	—	—	—	—	96.6	96.6	—	96.6
Stock-based compensation expense	—	—	80.9	—	—	80.9	—	80.9
Exercise of stock options/vesting of RSUs	1.0	—	41.7	—	—	41.7	—	41.7
Sale of common stock	0.1	—	11.3	—	—	11.3	—	11.3
Cash dividends declared, $0.45 per share	—	—	—	(530.7)	—	(530.7)	—	(530.7)
Balance, June 27, 2021	1,179.0	$1.2	$729.3	$(7,501.6)	$(29.7)	$(6,800.8)	$6.5	$(6,794.3)

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Quarters Ended July 3, 2022 and June 27, 2021
(in millions, except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, October 3, 2021	1,180.0	$1.2	$846.1	$(6,315.7)	$147.2	$(5,321.2)	$6.7	$(5,314.5)
Net earnings	—	—	—	2,403.3	—	2,403.3	1.5	2,404.8
Other comprehensive loss	—	—	—	—	(212.2)	(212.2)	—	(212.2)
Stock-based compensation expense	—	—	209.7	—	—	209.7	—	209.7
Exercise of stock options/vesting of RSUs	3.2	(0.1)	(82.7)	—	—	(82.8)	—	(82.8)
Sale of common stock	0.4	—	34.8	—	—	34.8	—	34.8
Repurchase of common stock	(36.3)	—	(890.8)	(3,122.2)	—	(4,013.0)	—	(4,013.0)
Cash dividends declared, $1.47 per share	—	—	—	(1,685.1)	—	(1,685.1)	—	(1,685.1)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(0.6)	(0.6)
Balance, July 3, 2022	1,147.3	$1.1	$117.1	$(8,719.7)	$(65.0)	$(8,666.5)	$7.6	$(8,658.9)

Balance, September 27, 2020	1,173.3	$1.2	$373.9	$(7,815.6)	$(364.6)	$(7,805.1)	$5.7	$(7,799.4)
Cumulative effect of adoption of new accounting guidance	—	—	—	(2.2)	—	(2.2)	—	(2.2)
Net earnings	—	—	—	2,434.9	—	2,434.9	0.8	2,435.7
Other comprehensive income	—	—	—	—	334.9	334.9	—	334.9
Stock-based compensation expense	—	—	258.1	—	—	258.1	—	258.1
Exercise of stock options/vesting of RSUs	5.4	—	65.7	—	—	65.7	—	65.7
Sale of common stock	0.3	—	31.6	—	—	31.6	—	31.6
Cash dividends declared, $1.80 per share	—	—	—	(2,118.7)	—	(2,118.7)	—	(2,118.7)
Balance, June 27, 2021	1,179.0	$1.2	$729.3	$(7,501.6)	$(29.7)	$(6,800.8)	$6.5	$(6,794.3)

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1: Summary of Significant Accounting Policies and Estimates
Financial Statement Preparation
The unaudited consolidated financial statements as of July 3, 2022, and for the quarter and three quarters ended July 3, 2022 and June 27, 2021, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarter and three quarters ended July 3, 2022 and June 27, 2021 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”), Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
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
The results of operations for the quarter and three quarters ended July 3, 2022 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 2, 2022 (“fiscal 2022”). Our fiscal year ends on the Sunday closest to September 30. Our fiscal 2022 year includes 52 weeks while our fiscal 2021 year included 53 weeks, with the 53rd week falling in the fourth quarter of fiscal 2021.
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
Government Subsidies
In response to the COVID-19 pandemic, certain governments have provided subsidies and assistance to companies. The most substantial of these were the U.S. Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the Canada Emergency Wage Subsidy (“CEWS”), which were no longer applicable in late fiscal 2021. During the quarter and three quarters ended June 27, 2021, qualified payroll and other credits reduced our store operating expenses by $56.4 million and $173.7 million, respectively, on our consolidated statements of earnings. After netting the qualified credits against our payable, a receivable of $81.2 million and $172.4 million was included in prepaid expenses and other current assets as of July 3, 2022 and October 3, 2021, respectively. As of July 3, 2022, deferred payroll tax payments of $116.4 million were included in accrued liabilities on our consolidated balance sheets. As of October 3, 2021, deferred payroll tax payments of $116.4 million were included in both accrued liabilities and other long-term liabilities on our consolidated balance sheets.
Restructuring
In the third quarter of fiscal 2022, we announced a plan to reinvent Starbucks to increase efficiency, enabling us to seamlessly handle increasing demand in our U.S. stores, and to elevate the partner and customer experiences. As of July 3, 2022, we identified an immaterial amount of stores for closure due to safety concerns under our U.S. reinvention restructuring plan; the resulting restructuring and impairments costs are immaterial to our consolidated statement of earnings. We estimate future restructuring costs attributable to our reinvention plan to range from approximately $15 million to $20 million. Future restructuring costs are expected to be incurred over the next three to nine months.
In fiscal 2021, we substantially completed our plan to reposition our North America store portfolio, primarily in dense metropolitan markets by pursuing strategic store closures and focusing on new store formats that better cater to changing customer tastes and preferences. As a result, we recorded approximately $19.8 million and $115.0 million to restructuring and impairments on our consolidated statements of earnings during the quarter ended and three quarters ended June 27, 2021. Of these totals, $7.8 million and $59.0 million related to the impairment of store assets for which either a triggering event occurred and the assets were determined not to be recoverable or the store was permanently closed, respectively. During the quarter and three quarters ended June 27, 2021, an additional $12.2 million and $56.2 million, respectively, was associated with accelerated amortization of right-of-use (“ROU”) lease assets and other lease costs due to planned store closures prior to the end of contractual lease terms. As this restructuring plan was substantially completed in fiscal 2021, we did not recognize any material restructuring and impairment amounts related to this plan during the quarter and three quarters ended July 3, 2022.
As of July 3, 2022 and October 3, 2021, there were no material restructuring-related accrued liabilities on our consolidated balance sheets.
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
Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge. Cash flows from hedging transactions are classified in the same categories as the cash flows from the respective hedged items. For de-designated cash flow hedges in which the underlying transactions are no longer probable of occurring, the related accumulated derivative gains or losses are recognized in interest income and other, net on our consolidated statements of earnings. Due to ongoing global supply chain disruptions, certain coffee cash flow hedges have been de-designated early which resulted in insignificant amounts recognized in earnings during the quarter and three quarters ended July 3, 2022. These derivatives may be accounted for prospectively as non-designated derivatives until maturity, re-designated to new hedging relationships or terminated early. We continue to believe transactions related to our other designated cash flow hedges are probable to occur.
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

Gains and losses on derivative contracts and foreign currency-denominated debt designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract/Debt Remaining Maturity (Months)
	Jul 3, 2022	Oct 3, 2021
Cash Flow Hedges:
Coffee	$214.6	$197.8	$214.4	6
Cross-currency swaps	(0.7)	4.4	—	29
Dairy	(0.6)	(0.4)	(0.6)	14
Foreign currency - other	35.9	1.3	18.9	33
Interest rates	(3.2)	(44.8)	0.3	124
Net Investment Hedges:
Cross-currency swaps	68.4	37.9	—	87
Foreign currency	16.0	16.0	—	0
Foreign currency debt	97.4	(5.3)	—	21

Pre-tax gains and losses on derivative contracts and foreign currency-denominated long-term debt designated as hedging instruments recognized in other comprehensive income (“OCI”) and reclassifications from AOCI to earnings (in millions):

	Quarter Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Location of gain/(loss)
	Jul 3, 2022	Jun 27, 2021	Jul 3, 2022	Jun 27, 2021
Cash Flow Hedges:
Coffee	$(19.3)	$62.8	$32.2	$(2.5)	Product and distribution costs
Cross-currency swaps	12.9	3.1	(2.1)	0.2	Interest expense
			16.0	3.4	Interest income and other, net
Dairy	(1.4)	(1.7)	4.4	0.5	Product and distribution costs
Foreign currency - other	43.4	(5.1)	6.6	—	Licensed stores revenue
			(0.9)	(3.1)	Product and distribution costs
Interest rates	18.8	(25.1)	(0.6)	(0.3)	Interest expense
Net Investment Hedges:
Cross-currency swaps	37.0	20.6	3.8	3.3	Interest expense
Foreign currency debt	72.2	11.8	—	—

	Three Quarters Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Location of gain/(loss)
	Jul 3, 2022	Jun 27, 2021	Jul 3, 2022	Jun 27, 2021
Cash Flow Hedges:
Coffee	$76.1	$80.5	$56.6	$(5.2)	Product and distribution costs
Cross-currency swaps	22.3	13.5	(3.7)	1.8	Interest expense
			32.3	12.1	Interest income and other, net
Dairy	6.6	(0.1)	6.8	2.5	Product and distribution costs
Foreign currency - other	51.1	(23.9)	11.0	0.2	Licensed stores revenue
			(2.5)	(5.0)	Product and distribution costs
Interest rates	54.2	68.9	(1.5)	(1.4)	Interest expense
			—	(3.6)	Interest income and other, net
Net Investment Hedges:
Cross-currency swaps	51.2	10.2	10.7	9.9	Interest expense
Foreign currency debt	137.6	39.7	—	—
Pre-tax gains and losses on non-designated derivatives and designated fair value hedging instruments and the related fair value hedged item recognized in earnings (in millions):

		Gains/(Losses) Recognized in Earnings
	Location of gain/(loss) recognized in earnings	Quarter Ended		Three Quarters Ended
		Jul 3, 2022	Jun 27, 2021	Jul 3, 2022	Jun 27, 2021
Non-Designated Derivatives:
Dairy	Interest income and other, net	$0.1	$—	$0.2	$—
Foreign currency - other	Interest income and other, net	6.4	4.5	28.2	2.8
Coffee	Interest income and other, net	(0.2)	—	9.1	—
Diesel fuel and other commodities	Interest income and other, net	3.3	0.7	4.0	2.7
Fair Value Hedges:
Interest rate swap	Interest expense	(11.6)	(0.3)	(37.7)	(1.4)
Long-term debt (hedged item)	Interest expense	14.5	3.6	47.5	11.3

Notional amounts of outstanding derivative contracts (in millions):

	Jul 3, 2022	Oct 3, 2021
Coffee	$717	$481
Cross-currency swaps	757	806
Dairy	59	53
Diesel fuel and other commodities	12	10
Foreign currency - other	1,158	1,009
Interest rate swaps	1,600	1,250
Fair value of outstanding derivative contracts (in millions) including the location of the asset and/or liability on the consolidated balance sheets:

		Derivative Assets
	Balance Sheet Location	Jul 3, 2022	Oct 3, 2021
Designated Derivative Instruments:
Cross-currency swaps	Other long-term assets	$114.0	$54.7
Coffee	Prepaid expenses and other current assets	—	130.5
Dairy	Prepaid expenses and other current assets	1.0	0.8
Foreign currency - other	Prepaid expenses and other current assets	26.5	8.9
	Other long-term assets	22.8	6.9
Interest rate swaps	Other long-term assets	54.5	22.7
Non-designated Derivative Instruments:
Diesel fuel and other commodities	Prepaid expenses and other current assets	2.2	0.1
Foreign currency	Prepaid expenses and other current assets	17.4	7.3

		Derivative Liabilities
	Balance Sheet Location	Jul 3, 2022	Oct 3, 2021
Designated Derivative Instruments:
Cross-currency swaps	Other long-term liabilities	$—	$3.3
Dairy	Accrued liabilities	1.0	0.9
Foreign currency - other	Accrued liabilities	2.6	7.4
	Other long-term liabilities	0.4	3.6
Interest rate swaps	Other long-term liabilities	17.4	1.3
Non-designated Derivative Instruments:
Dairy	Accrued liabilities	—	0.2
Foreign currency	Accrued liabilities	0.5	0.1
The following amounts were recorded on the consolidated balance sheets related to fixed-to-floating interest rate swaps designated in fair value hedging relationships:

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount
	Jul 3, 2022	Oct 3, 2021	Jul 3, 2022	Oct 3, 2021
Location on the balance sheet
Long-term debt	$1,074.1	$771.7	$(25.9)	$21.7
Additional disclosures related to cash flow gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 10, Equity.

Note 3: Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at July 3, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,177.5	$3,177.5	$—	$—
Short-term investments:
Available-for-sale debt securities
Commercial paper	0.2	—	0.2	—
Corporate debt securities	14.7	—	14.7	—
U.S. government treasury securities	0.2	0.2	—	—
Total available-for-sale debt securities	15.1	0.2	14.9	—
Marketable equity securities	61.8	61.8	—	—
Total short-term investments	76.9	62.0	14.9	—
Prepaid expenses and other current assets:
Derivative assets	47.1	—	47.1	—
Long-term investments:
Available-for-sale debt securities
Corporate debt securities	145.0	—	145.0	—
Foreign government obligations	3.8	—	3.8	—
Mortgage and other asset-backed securities	56.8	—	56.8	—
State and local government obligations	1.4	—	1.4	—
U.S. government treasury securities	85.5	85.5	—	—
Total long-term investments	292.5	85.5	207.0	—
Other long-term assets:
Derivative assets	191.3	—	191.3	—
Structured Deposit	29.9	—	29.9	—
Total assets	$3,815.2	$3,325.0	$490.2	$—
Liabilities:
Accrued liabilities:
Derivative liabilities	$4.1	$—	$4.1	$—
Other long-term liabilities:
Derivative liabilities	17.8	—	17.8	—
Total liabilities	$21.9	$—	$21.9	$—

		Fair Value Measurements at Reporting Date Using
	Balance at October 3, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$6,455.7	$6,455.7	$—	$—
Short-term investments:
Available-for-sale debt securities
Commercial paper	63.0	—	63.0	—
Corporate debt securities	24.7	—	24.7	—
Mortgage and other asset-backed securities	0.1	—	0.1	—
Total available-for-sale debt securities	87.8	—	87.8	—
Marketable equity securities	74.4	74.4	—	—
Total short-term investments	162.2	74.4	87.8	—
Prepaid expenses and other current assets:
Derivative assets	147.6	131.1	16.5	—
Long-term investments:
Available-for-sale debt securities
Auction rate securities	6.0	—	—	6.0
Corporate debt securities	162.0	—	162.0	—
Foreign government obligations	4.0	—	4.0	—
Mortgage and other asset-backed securities	31.9	—	31.9	—
State and local government obligations	1.5	—	1.5	—
U.S. government treasury securities	76.3	76.3	—	—
Total long-term investments	281.7	76.3	199.4	6.0
Other long-term assets:
Derivative assets	84.3	—	84.3	—
Total assets	$7,131.5	$6,737.5	$388.0	$6.0
Liabilities:
Accrued liabilities:
Derivative liabilities	$8.6	$0.3	$8.3	$—
Other long-term liabilities:
Derivative liabilities	8.2	—	8.2	—
Total liabilities	$16.8	$0.3	$16.5	$—
There were no material transfers between levels and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Gross unrealized holding gains and losses on available-for-sale debt securities and marketable equity securities were not material as of July 3, 2022 and October 3, 2021.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, ROU assets, goodwill and other intangible assets and other assets. These assets are measured at fair value if determined to be impaired.

The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 7, Debt. There were no material fair value adjustments during the three quarters ended July 3, 2022 and June 27, 2021.
Note 4: Inventories (in millions):

	Jul 3, 2022	Oct 3, 2021
Coffee:
Unroasted	$1,046.7	$670.3
Roasted	295.4	233.5
Other merchandise held for sale	373.6	329.3
Packaging and other supplies	417.2	370.8
Total	$2,132.9	$1,603.9
Other merchandise held for sale includes, among other items, serveware, food and tea. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of July 3, 2022, we had committed to purchasing green coffee totaling $483 million under fixed-price contracts and an estimated $1.2 billion under price-to-be-fixed contracts. A portion of our price-to-be-fixed contracts are effectively fixed through the use of futures. See Note 2, Derivative Financial Instruments, for further discussion. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base “C” coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on established relationships with our suppliers and continuous monitoring, the risk of non-delivery on these purchase commitments is remote.

Note 5: Supplemental Balance Sheet and Statement of Earnings Information (in millions):
Prepaid Expenses and Other Current Assets

	Jul 3, 2022	Oct 3, 2021
Income tax receivable	$73.1	$20.7
Government subsidies receivable	81.2	172.4
Other prepaid expenses and current assets	379.8	401.5
Total prepaid expenses and current assets	$534.1	$594.6

Property, Plant and Equipment, net

	Jul 3, 2022	Oct 3, 2021
Land	$46.1	$46.2
Buildings	562.8	587.6
Leasehold improvements	8,882.1	8,637.6
Store equipment	2,953.6	2,934.1
Roasting equipment	892.2	857.2
Furniture, fixtures and other	1,464.3	1,392.0
Work in progress	578.9	374.1
Property, plant and equipment, gross	15,380.0	14,828.8
Accumulated depreciation	(8,971.8)	(8,459.3)
Property, plant and equipment, net	$6,408.2	$6,369.5
Accrued Liabilities

	Jul 3, 2022	Oct 3, 2021
Accrued occupancy costs	$86.3	$107.1
Accrued dividends payable	562.1	578.1
Accrued capital and other operating expenditures	867.1	840.7
Self-insurance reserves	229.1	229.3
Income taxes payable	148.2	348.0
Accrued business taxes	176.1	218.0
Total accrued liabilities	$2,068.9	$2,321.2
Store Operating Expenses

	Quarter Ended		Three Quarters Ended
	Jul 3, 2022	Jun 27, 2021	Jul 3, 2022	Jun 27, 2021
Wages and benefits	$1,983.0	$1,750.7	$6,012.0	$5,021.8
Occupancy costs	652.9	628.7	1,983.1	1,883.0
Other expenses	666.6	587.5	2,022.0	1,752.8
Total store operating expenses	$3,302.5	$2,966.9	$10,017.1	$8,657.6

Note 6: Other Intangible Assets and Goodwill
Indefinite-Lived Intangible Assets

(in millions)	Jul 3, 2022	Oct 3, 2021
Trade names, trademarks and patents	$97.1	$96.4

Finite-Lived Intangible Assets

	Jul 3, 2022			Oct 3, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and reacquired rights	$1,054.3	$(1,013.5)	$40.8	$1,141.5	$(971.9)	$169.6
Acquired trade secrets and processes	27.6	(26.8)	0.8	27.6	(24.8)	2.8
Trade names, trademarks and patents	128.0	(66.8)	61.2	126.3	(51.9)	74.4
Licensing agreements	18.0	(14.5)	3.5	18.8	(13.5)	5.3
Other finite-lived intangible assets	23.2	(23.2)	—	24.0	(22.6)	1.4
Total finite-lived intangible assets	$1,251.1	$(1,144.8)	$106.3	$1,338.2	$(1,084.7)	$253.5
Amortization expense for finite-lived intangible assets was $47.6 million and $147.0 million for the quarter and three quarters ended July 3, 2022, respectively and $50.0 million and $173.4 million for the quarter and three quarters ended June 27, 2021, respectively.
Estimated future amortization expense as of July 3, 2022 (in millions):

Fiscal Year	Total
2022 (excluding the three quarters ended July 3, 2022)	$46.5
2023	20.8
2024	20.3
2025	14.4
2026	1.5
Thereafter	2.8
Total estimated future amortization expense	$106.3
Goodwill
Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	North America	International	Channel Development	Corporate and Other	Total
Goodwill balance at October 3, 2021	$493.2	$3,148.3	$34.7	$1.1	$3,677.3
Other(1)	(0.4)	(225.7)	—	—	(226.1)
Goodwill balance at July 3, 2022	$492.8	$2,922.6	$34.7	$1.1	$3,451.2
(1)“Other” consists of changes in the goodwill balance resulting from foreign currency translation.

Note 7: Debt
Revolving Credit Facility
Our $3 billion unsecured five-year revolving credit facility (the “2021 credit facility”), of which $150 million may be used for issuances of letters of credit, is currently set to mature on September 16, 2026. The 2021 credit facility is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $1 billion.
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
The 2021 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of July 3, 2022, we were in compliance with all applicable covenants. No amounts were outstanding under our 2021 credit facility as of July 3, 2022 or October 3, 2021.
Short-term Debt
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our 2021 credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of July 3, 2022, we had $200 million in borrowings outstanding under the program. As of October 3, 2021, we had no borrowings outstanding under this program.
Additionally, we hold the following Japanese yen-denominated credit facilities that are available for working capital needs and capital expenditures within our Japanese market:
•A ¥5 billion, or $36.8 million, credit facility is currently set to mature on December 31, 2022. Borrowings under such credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on Tokyo Interbank Offered Rate ("TIBOR") plus an applicable margin of 0.400%.
•A ¥10 billion, or $73.7 million, credit facility is currently set to mature on March 27, 2023. Borrowings under such credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.350%.
As of July 3, 2022 and October 3, 2021, we had no borrowings outstanding under these Japanese yen-denominated credit facilities.

Long-term Debt
Components of long-term debt including the associated interest rates and related estimated fair values by calendar maturity (in millions, except interest rates):

	Jul 3, 2022		Oct 3, 2021		Stated Interest Rate	Effective Interest Rate(1)
Issuance	Amount	Estimated Fair Value	Amount	Estimated Fair Value
May 2022 notes	$—	$—	$500.0	$503.1	1.300%	1.334%
June 2022 notes	—	—	500.0	506.7	2.700%	2.819%
March 2023 notes	1,000.0	1,001.7	1,000.0	1,035.9	3.100%	3.107%
October 2023 notes(2)	750.0	755.4	750.0	794.8	3.850%	2.859%
February 2024 notes(3)	500.0	497.1	—	—	1.504%	1.735%
March 2024 notes(4)	626.3	615.9	763.8	761.0	0.372%	0.462%
August 2025 notes	1,250.0	1,253.4	1,250.0	1,371.5	3.800%	3.721%
June 2026 notes	500.0	477.0	500.0	526.4	2.450%	2.511%
March 2027 notes	500.0	457.9	500.0	513.0	2.000%	2.058%
March 2028 notes	600.0	580.8	600.0	663.2	3.500%	3.529%
November 2028 notes	750.0	738.5	750.0	855.9	4.000%	3.958%
August 2029 notes(2)	1,000.0	946.8	1,000.0	1,109.9	3.550%	3.840%
March 2030 notes	750.0	640.2	750.0	758.6	2.250%	3.084%
November 2030 notes	1,250.0	1,073.7	1,250.0	1,286.9	2.550%	2.582%
February 2032 notes	1,000.0	878.0	—	—	3.000%	3.155%
June 2045 notes	350.0	310.7	350.0	414.1	4.300%	4.348%
December 2047 notes	500.0	408.3	500.0	556.5	3.750%	3.765%
November 2048 notes	1,000.0	912.8	1,000.0	1,248.6	4.500%	4.504%
August 2049 notes	1,000.0	909.0	1,000.0	1,241.0	4.450%	4.447%
March 2050 notes	500.0	379.9	500.0	527.5	3.350%	3.362%
November 2050 notes	1,250.0	987.1	1,250.0	1,339.5	3.500%	3.528%
Total	15,076.3	13,824.2	14,713.8	16,014.1
Aggregate debt issuance costs and unamortized premium/(discount), net	(120.5)		(119.7)
Hedge accounting fair value adjustment(2)	(25.9)		21.7
Total	$14,929.9		$14,615.8
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
(3)Floating rate notes which bear interest at a rate equal to Compounded SOFR (as defined in the February 2024 notes) plus 0.420%, resulting in a stated interest rate of 1.504% at July 3, 2022.
(4)Japanese yen-denominated long-term debt.

The following table summarizes our long-term debt maturities as of July 3, 2022 by fiscal year (in millions):

Fiscal Year	Total
2023	$1,000.0
2024	1,876.3
2025	1,250.0
2026	500.0
Thereafter	10,450.0
Total	$15,076.3
Note 8: Leases
The components of lease costs (in millions):

	Quarter Ended		Three Quarters Ended
	Jul 3, 2022	Jun 27, 2021	Jul 3, 2022	Jun 27, 2021
Operating lease costs(1)	$386.5	$386.9	$1,166.0	$1,185.6
Variable lease costs	221.5	224.6	687.1	671.3
Short-term lease costs	6.9	7.4	21.1	23.7
Total lease costs	$614.9	$618.9	$1,874.2	$1,880.6
(1)Includes immaterial amounts of sublease income and rent concessions.
The following table includes supplemental information (in millions):

	Three Quarters Ended
	Jul 3, 2022	Jun 27, 2021
Cash paid related to operating lease liabilities	$1,248.7	$1,200.6
Operating lease liabilities arising from obtaining ROU assets	1,121.6	1,030.7

	Jul 3, 2022	Jun 27, 2021
Weighted-average remaining operating lease term	8.5 years	8.6 years
Weighted-average operating lease discount rate	2.5%	2.5%
Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued liabilities and other long-term liabilities on the consolidated balance sheet. There were no material finance leases as of July 3, 2022 and October 3, 2021.
Minimum future maturities of operating lease liabilities (in millions):

Fiscal Year	Total
2022 (excluding the three quarters ended July 3, 2022)	$369.6
2023	1,467.7
2024	1,400.5
2025	1,259.3
2026	1,109.5
Thereafter	4,244.9
Total lease payments	9,851.5
Less imputed interest	(1,082.3)
Total	$8,769.2
As of July 3, 2022, we have entered into operating leases that have not yet commenced of $1.1 billion, primarily related to real estate leases. These leases will commence between fiscal year 2022 and fiscal year 2028 with lease terms ranging from ten to twenty years.

Note 9: Deferred Revenue
Our deferred revenue primarily consists of the prepaid royalty from Nestlé, for which we have continuing performance obligations to support the Global Coffee Alliance, our unredeemed stored value card liability and unredeemed loyalty points (“Stars”) associated with our loyalty program.
As of July 3, 2022, the current and long-term deferred revenue related to Nestlé was $177.0 million and $6.2 billion, respectively. As of October 3, 2021, the current and long-term deferred revenue related to the Nestlé up-front payment was $177.0 million and $6.4 billion, respectively. During the quarter and three quarters ended July 3, 2022, we recognized $44.1 million and $132.5 million of prepaid royalty revenue related to Nestlé, respectively. During the quarter and three quarters ended June 27, 2021, we recognized $44.2 million and $132.5 million of prepaid royalty revenue related to Nestlé, respectively.
Changes in our deferred revenue balance related to our stored value cards and loyalty program (in millions):

Quarter Ended July 3, 2022	Total
Stored value cards and loyalty program at April 3, 2022	$1,645.2
Revenue deferred - card activations, card reloads and Stars earned	3,282.6
Revenue recognized - card and Stars redemptions and breakage	(3,312.3)
Other(1)	(21.7)
Stored value cards and loyalty program at July 3, 2022(2)	$1,593.8

Quarter Ended June 27, 2021	Total
Stored value cards and loyalty program at March 28, 2021	$1,475.2
Revenue deferred - card activations, card reloads and Stars earned	3,170.7
Revenue recognized - card and Stars redemptions and breakage	(3,160.0)
Other(1)	2.1
Stored value cards and loyalty program at June 27, 2021(2)	$1,488.0

Three Quarters Ended July 3, 2022	Total
Stored value cards and loyalty program at October 3, 2021	$1,448.5
Revenue deferred - card activations, card reloads and Stars earned	10,324.1
Revenue recognized - card and Stars redemptions and breakage	(10,149.4)
Other(1)	(29.4)
Stored value cards and loyalty program at July 3, 2022(2)	$1,593.8

Three Quarters Ended June 27, 2021	Total
Stored value cards and loyalty program at September 27, 2020	$1,280.5
Revenue deferred - card activations, card reloads and Stars earned	9,317.8
Revenue recognized - card and Stars redemptions and breakage	(9,118.0)
Other(1)	7.7
Stored value cards and loyalty program at June 27, 2021(2)	$1,488.0
(1)“Other” primarily consists of changes in the stored value cards and loyalty program balances resulting from foreign currency translation.
(2)As of July 3, 2022 and June 27, 2021, approximately $1.5 billion and $1.4 billion of these amounts were current, respectively.

Note 10:     Equity
Changes in AOCI by component, net of tax (in millions):

Quarter Ended	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
July 3, 2022
Net gains/(losses) in AOCI, beginning of period	$(9.0)	$251.7	$103.0	$(85.4)	$260.3
Net gains/(losses) recognized in OCI before reclassifications	(1.6)	41.0	81.6	(396.9)	(275.9)
Net (gains)/losses reclassified from AOCI to earnings	0.1	(46.7)	(2.8)	—	(49.4)
Other comprehensive income/(loss) attributable to Starbucks	(1.5)	(5.7)	78.8	(396.9)	(325.3)
Net gains/(losses) in AOCI, end of period	$(10.5)	$246.0	$181.8	$(482.3)	$(65.0)

June 27, 2021
Net gains/(losses) in AOCI, beginning of period	$2.0	$(5.7)	$19.6	$(142.2)	$(126.3)
Net gains/(losses) recognized in OCI before reclassifications	(0.1)	32.9	24.2	40.2	97.2
Net (gains)/losses reclassified from AOCI to earnings	(0.2)	2.1	(2.5)	—	(0.6)
Other comprehensive income/(loss) attributable to Starbucks	(0.3)	35.0	21.7	40.2	96.6
Net gains/(losses) in AOCI, end of period	$1.7	$29.3	$41.3	$(102.0)	$(29.7)

Three Quarters Ended	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
July 3, 2022
Net gains/(losses) in AOCI, beginning of period	$1.5	$158.3	$48.6	$(61.2)	$147.2
Net gains/(losses) recognized in OCI before reclassifications	(12.1)	170.8	141.1	(421.2)	(121.4)
Net (gains)/losses reclassified from AOCI to earnings	0.1	(83.1)	(7.9)	0.1	(90.8)
Other comprehensive income/(loss) attributable to Starbucks	(12.0)	87.7	133.2	(421.1)	(212.2)
Net gains/(losses) in AOCI, end of period	$(10.5)	$246.0	$181.8	$(482.3)	$(65.0)

June 27, 2021
Net gains/(losses) in AOCI, beginning of period	$5.7	$(82.1)	$11.5	$(299.7)	$(364.6)
Net gains/(losses) recognized in OCI before reclassifications	(2.5)	111.0	37.2	197.7	343.4
Net (gains)/losses reclassified from AOCI to earnings	(1.5)	0.4	(7.4)	—	(8.5)
Other comprehensive income/(loss) attributable to Starbucks	(4.0)	111.4	29.8	197.7	334.9
Net gains/(losses) in AOCI, end of period	$1.7	$29.3	$41.3	$(102.0)	$(29.7)

Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):

Quarter Ended
AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Jul 3, 2022	Jun 27, 2021
Gains/(losses) on available-for-sale debt securities	$(0.2)	$0.1	Interest income and other, net
Gains/(losses) on cash flow hedges	55.6	(1.8)	Please refer to Note 2, Derivative Financial Instruments for additional information.
Gains/(losses) on net investment hedges	3.8	3.3	Interest expense
	59.2	1.6	Total before tax
	(9.8)	(1.0)	Tax expense
	$49.4	$0.6	Net of tax

Three Quarters Ended
AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Jul 3, 2022	Jun 27, 2021
Gains/(losses) on available-for-sale debt securities	$(0.2)	$1.8	Interest income and other, net
Gains/(losses) on cash flow hedges	99.0	1.4	Please refer to Note 2, Derivative Financial Instruments for additional information.
Gains/(losses) on net investment hedges	10.7	9.9	Interest expense
	109.5	13.1	Total before tax
	(18.7)	(4.6)	Tax expense
	$90.8	$8.5	Net of tax
In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of July 3, 2022.
During the three quarters ended July 3, 2022, we repurchased 36.3 million shares of common stock for $4.0 billion. On March 15, 2022, we announced that our Board of Directors authorized the repurchase of up to an additional 40 million shares under our ongoing share repurchase program. On April 4, 2022, we announced a temporary suspension of our share repurchase program to allow us to augment investments in our stores and partners. Repurchases pursuant to this program were last made on April 1, 2022. As of July 3, 2022, 52.6 million shares remained available for repurchase under current authorizations.
During the third quarter of fiscal 2022, our Board of Directors approved a quarterly cash dividend to shareholders of $0.49 per share to be paid on August 26, 2022 to shareholders of record as of the close of business on August 12, 2022.
Note 11: Employee Stock Plans
As of July 3, 2022, there were 99.6 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 10.9 million shares available for issuance under our employee stock purchase plan.
Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended		Three Quarters Ended
	Jul 3, 2022	Jun 27, 2021	Jul 3, 2022	Jun 27, 2021
Restricted Stock Units (“RSUs”)	$57.4	$79.8	$207.2	$253.3
Options	(0.1)	0.2	(0.6)	2.0
Total stock-based compensation expense	$57.3	$80.0	$206.6	$255.3

Stock option and RSU transactions from October 3, 2021 through July 3, 2022 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, October 3, 2021	5.2	7.7
Granted	—	4.0
Options exercised/RSUs vested	(0.8)	(3.5)
Forfeited/expired	—	(1.0)
Options outstanding/Nonvested RSUs, July 3, 2022	4.4	7.2
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of July 3, 2022	$0.0	$196.3
Note 12: Income Taxes
The effective tax rate for the quarter ended July 3, 2022 was 23.4% compared to 18.2% for the same quarter in fiscal 2021. The increase was primarily due to lapping a prior year remeasurement of deferred tax assets due to an enacted foreign corporate rate change (approximately 510 basis points).
The effective tax rate for the first three quarters ended July 3, 2022 was 23.2% compared to 21.7% for the same period in fiscal 2021. The increase was primarily due to lapping a prior year remeasurement of deferred tax assets due to an enacted foreign corporate rate change (approximately 230 basis points).
Note 13: Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended		Three Quarters Ended
	Jul 3, 2022	Jun 27, 2021	Jul 3, 2022	Jun 27, 2021
Net earnings attributable to Starbucks	$912.9	$1,153.4	$2,403.3	$2,434.9
Weighted average common shares outstanding (for basic calculation)	1,147.0	1,178.5	1,155.3	1,177.0
Dilutive effect of outstanding common stock options and RSUs	4.0	7.7	5.2	7.7
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,151.0	1,186.2	1,160.5	1,184.7
EPS — basic	$0.80	$0.98	$2.08	$2.07
EPS — diluted	$0.79	$0.97	$2.07	$2.06
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding would exclude out-of-the-money stock options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would be anti-dilutive. As of July 3, 2022, we had an immaterial amount of anti-dilutive stock options and anti-dilutive unvested RSUs. As of June 27, 2021, we had no anti-dilutive stock options and an immaterial amount of anti-dilutive unvested RSUs.
Note 14: Commitments and Contingencies
Legal Proceedings
On April 13, 2010, an organization named Council for Education and Research on Toxics (“Plaintiff”) filed a lawsuit in the Superior Court of the State of California, County of Los Angeles, against the Company and certain other defendants who manufacture, package, distribute or sell brewed coffee. The lawsuit is captioned Council for Education and Research on Toxics v. Starbucks Corporation, et al. On May 9, 2011, the Plaintiff filed an additional lawsuit in the Superior Court of the State of California, County of Los Angeles, against the Company and additional defendants who manufacture, package, distribute or sell packaged coffee. The lawsuit is captioned Council for Education and Research on Toxics v. Brad Barry LLC, et al. Both cases have since been consolidated and now include nearly eighty defendants, which constitute the majority of the coffee industry in California. Plaintiff alleges that the Company and the other defendants failed to provide warnings for their coffee products of exposure to the chemical acrylamide as required under California Health and Safety Code Section 25249.5, the California Safe Drinking Water and Toxic Enforcement Act of 1986, better known as Proposition 65. Plaintiff seeks equitable relief, including providing warnings to consumers of coffee products, as well as civil penalties in the amount of the statutory maximum of two thousand five hundred dollars per day per alleged violation of Proposition 65. The Plaintiff asserts that every consumed cup of coffee, absent a compliant warning, is equivalent to a violation under Proposition 65.

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
On June 3, 2019, the California Office of Administrative Law (OAL) approved the coffee exemption regulation. The regulation became effective on October 1, 2019. On June 24, 2019, the California Court of Appeal lifted the stay of the litigation. At the status conference on August 25, 2020, the trial judge granted the defendants’ motion for summary judgment, ruling that the coffee exemption regulation is a complete defense to the Plaintiff’s complaint. The Notice of Entry of Judgment from the court was served on October 6, 2020, and the Plaintiff filed a Notice of Appeal on November 20, 2020 and its opening brief in the appeals process on April 9, 2021. Defendants filed their response brief on August 27, 2021, and Plaintiff filed a reply on November 15, 2021. Starbucks believes that the likelihood that the Company will ultimately incur a material loss in connection with this litigation is less than reasonably possible. Accordingly, as of July 3, 2022, no loss contingency has been recorded for this matter.
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
Consolidated revenue mix by product type (in millions):

	Quarter Ended				Three Quarters Ended
	Jul 3, 2022		Jun 27, 2021		Jul 3, 2022		Jun 27, 2021
Beverage(1)	$4,944.6	61%	$4,753.1	63%	$14,442.9	61%	$13,222.6	63%
Food(2)	1,472.0	18%	1,311.2	18%	4,271.5	18%	3,578.2	17%
Other(3)	1,733.5	21%	1,432.2	19%	5,121.7	21%	4,113.1	20%
Total	$8,150.1	100%	$7,496.5	100%	$23,836.1	100%	$20,913.9	100%
(1)Beverage represents sales within our company-operated stores.
(2)Food includes sales within our company-operated stores.
(3)Other primarily consists of packaged and single-serve coffees and teas, royalty and licensing revenues, serveware, beverage-related ingredients and ready-to-drink beverages, among other items.

The tables below present financial information for our reportable operating segments and Corporate and Other segment (in millions):
Quarter Ended

	North America (1)	International (1)	Channel Development	Corporate and Other (1)	Total
July 3, 2022
Total net revenues	$6,058.4	$1,584.7	$479.7	$27.3	$8,150.1
Depreciation and amortization expenses	201.2	125.0	—	30.6	356.8
Income from equity investees	—	0.4	53.7	—	54.1
Operating income/(loss)	1,330.1	135.3	191.7	(361.6)	1,295.5

June 27, 2021
Total net revenues	$5,370.7	$1,688.0	$414.0	$23.8	$7,496.5
Depreciation and amortization expenses	188.9	129.7	0.2	35.5	354.3
Income from equity investees	—	42.0	63.5	—	105.5
Operating income/(loss)	1,304.3	327.3	216.0	(358.9)	1,488.7

Three Quarters Ended
	North America (1)	International (1)	Channel Development	Corporate and Other (1)	Total
July 3, 2022
Total net revenues	$17,236.4	$5,163.1	$1,359.9	$76.7	$23,836.1
Depreciation and amortization expenses	603.2	391.4	0.1	95.8	1,090.5
Income from equity investees	—	1.6	141.9	—	143.5
Operating income/(loss)	3,344.8	615.7	572.7	(1,110.9)	3,422.3

June 27, 2021
Total net revenues	$14,684.9	$5,006.9	$1,155.3	$66.8	$20,913.9
Depreciation and amortization expenses	563.9	413.1	0.9	109.1	1,087.0
Income from equity investees	—	95.0	170.3	—	265.3
Operating income/(loss)	3,003.5	868.3	569.3	(1,051.2)	3,389.9
(1)North America and International total net revenues and operating income and Corporate and Other operating loss for the quarter and three quarters ended June 27, 2021, have been restated to conform with current period presentation.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements contained herein are “forward-looking” statements within the meaning of applicable securities laws and regulations. Generally, these statements can be identified by the use of words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements include statements relating to trends in or expectations relating to the effects of our existing and any future initiatives, strategies, investments and plans, including our reinvention plan, as well as trends in or expectations regarding our financial results and long-term growth model and drivers; our operations in the U.S. and China; our environmental, social and governance efforts; our partners; economic and consumer trends, including the impact of inflationary pressures; impact of foreign currency translation; strategic pricing actions; the conversion of certain market operations to fully licensed models; our plans for streamlining our operations, including store openings, closures and changes in store formats and models; expanding our licensing to Nestlé of our consumer packaged goods and Foodservice businesses and its effects on our Channel Development segment results; tax rates; business opportunities and expansion; strategic acquisitions; our dividends programs; commodity costs and our mitigation strategies; our liquidity, cash flow from operations, investments, borrowing capacity and use of proceeds; continuing compliance with our covenants under our credit facilities and commercial paper program; repatriation of cash to the U.S.; the likelihood of the issuance of additional debt and the applicable interest rate; the continuing impact of the COVID-19 pandemic on our financial results and future availability of governmental subsidies for COVID-19 or other public health events; our ceo transition; our share repurchase program; our use of cash and cash requirements; the expected effects of new accounting pronouncements and the estimated impact of changes in U.S. tax law, including on tax rates, investments funded by these changes and potential outcomes; and effects of legal proceedings. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to: the continuing impact of COVID-19 on our business; regulatory measures or voluntary actions that may be put in place to limit the spread of COVID-19, including restrictions on business operations or social distancing requirements, and the duration and efficacy of such restrictions; the resurgence of COVID-19 infections and the circulation of novel variants of COVID-19; fluctuations in U.S. and international economies and currencies; our ability to preserve, grow and leverage our brands; the ability of our business partners and third-party providers to fulfill their responsibilities and commitments; potential negative effects of incidents involving food or beverage-borne illnesses, tampering, adulteration, contamination or mislabeling; potential negative effects of material breaches of our information technology systems to the extent we experience a material breach; material failures of our information technology systems; costs associated with, and the successful execution of, the Company’s initiatives and plans; new initiatives and plans or revisions to existing initiatives or plans; our ability to obtain financing on acceptable terms; the acceptance of the Company’s products by our customers, evolving consumer preferences and tastes and changes in consumer spending behavior; partner investments, changes in the availability and cost of labor including any union organizing efforts and our responses to such efforts; failure to attract or retain key executive or employee talent or successfully transition executives; significant increased logistics costs; inflationary pressures; the impact of competition; inherent risks of operating a global business including any potential negative effects stemming from the Russian invasion of Ukraine; the prices and availability of coffee, dairy and other raw materials; the effect of legal proceedings; and the effects of changes in tax laws and related guidance and regulations that may be implemented and other risks detailed in our filings with the SEC, including in Part I Item IA “Risk Factors” in the 10-K.
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
Introduction and Overview
Starbucks is the premier roaster, marketer and retailer of specialty coffee in the world, operating in 83 markets. As of July 3, 2022, Starbucks had more than 34,900 company-operated and licensed stores, an increase of 5% from the prior year. Additionally, we sell a variety of consumer-packaged goods, primarily through the Global Coffee Alliance established with Nestlé and other partnerships and joint ventures. During the quarter ended July 3, 2022, our global comparable store sales grew 3%, primarily driven by 9% growth in the U.S. market, partially offset by COVID-19 pandemic related restrictions in China, leading to a 44% decrease in China comparable store sales.

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
Starbucks results for the third quarter of fiscal 2022 demonstrate the overall strength and resilience of our brand, despite continued COVID-19 pandemic related disruptions in our China market and global inflation. Consolidated net revenues increased 9% to $8.2 billion in the third quarter of fiscal 2022 compared to $7.5 billion in the third quarter of fiscal 2021, primarily driven by strength in our U.S. business and growth in our International segment excluding China, partially offset by COVID-19 pandemic related disruptions in China restricting customer mobility. Consolidated operating margin decreased 400 basis points from the prior year to 15.9%, primarily driven by inflationary pressures, investments and growth in retail store partner wages as well as sales deleverage related to COVID-19 pandemic related impacts in our China market. These decreases were partially offset by strategic pricing in North America and sales leverage across markets outside of China.
For both the North America segment and our U.S. market, comparable store sales increased 9% for the third quarter of fiscal 2022 compared to an increase of 84% and 83% for the North America segment and the U.S. market, respectively, in the third quarter of fiscal 2021. Average ticket for both the North America segment and the U.S. market grew 8%, primarily driven by strategic pricing and increased demand for food items in our U.S. market. The segment also experienced higher costs, primarily related to increased supply chain costs due to inflationary pressures, enhancements in retail store partner wages and increased spend on new partner training and support costs.
For the International segment, comparable store sales declined 18% for the third quarter of fiscal 2022, driven by comparable store sales decline of 44% in our China market. Our China market experienced unprecedented COVID-19 pandemic related restrictions in multiple cities that severely impacted customer mobility. Outside of China, strong growth in our major International markets continued in the third quarter driven by product innovation and increasing digital capabilities, partially offsetting the unfavorability in our China market.
Net revenues for our Channel Development segment increased $66 million, or 16%, when compared with the third quarter of fiscal 2021. This was due to higher product sales to and royalty revenue from the Global Coffee Alliance and growth in our ready-to-drink business.
Despite continued COVID-19 induced business interruptions, especially in our China market, we have seen the strength and resilience of our brand as well as strong customer demand across our portfolio. However, given the prolonged COVID-19 pandemic related lockdowns in China that limited customer mobility during the third quarter and slowed recovery of the market, as well as increasing COVID-19 cases globally, we expect continued impacts on our business. Additionally, our business expects the weights from inflationary pressures to continue as well as increased spend due to labor market conditions and incremental investments in our partners, technology and digital capabilities. While we anticipate these will have an adverse impact on our operating margin for the remainder of the fiscal year, we are confident that our strategies, including our reinvention plan in the U.S. market will elevate both the partner and customer experience, accelerating growth over the long-term.

Results of Operations (in millions)
Revenues

	Quarter Ended				Three Quarters Ended
	Jul 3, 2022	Jun 27, 2021	$ Change	% Change	Jul 3, 2022	Jun 27, 2021	$ Change	% Change
Company-operated stores	$6,675.5	$6,363.1	$312.4	4.9%	$19,674.7	$17,742.8	$1,931.9	10.9%
Licensed stores	956.8	680.2	276.6	40.7	2,657.0	1,889.0	768.0	40.7
Other	517.8	453.2	64.6	14.3	1,504.4	1,282.1	222.3	17.3
Total net revenues	$8,150.1	$7,496.5	$653.6	8.7%	$23,836.1	$20,913.9	$2,922.2	14.0%
For the quarter ended July 3, 2022 compared with the quarter ended June 27, 2021
Total net revenues for the third quarter of fiscal 2022 increased $654 million, primarily due to higher revenues from company-operated stores ($312 million). The growth of company-operated stores revenue was driven by incremental revenues from 894 net new Starbucks® company-operated stores, or a 5% increase, over the past 12 months ($258 million). Also contributing to the higher revenue was a 3% increase in comparable store sales ($183 million), attributable to a 6% increase in average ticket offset by a 3% decrease in comparable transactions. Partially offsetting these increases was unfavorable foreign currency translation ($136 million).
Licensed stores revenue increased $277 million contributing to the increase in total net revenues, driven by higher product and equipment sales to and royalty revenues from our licensees ($237 million) and the conversion of our Korea market from a joint venture to a fully licensed market in the fourth quarter of fiscal 2021 ($64 million). Partially offsetting these increases was unfavorable foreign currency translation ($27 million).
Other revenues increased $65 million, primarily due to higher product sales and royalty revenue in the Global Coffee Alliance and growth in our ready-to-drink business.
For the three quarters ended July 3, 2022 compared with the three quarters ended June 27, 2021
Total net revenues for the first three quarters of fiscal 2022 increased $2.9 billion, primarily due to higher revenues from company-operated stores ($1.9 billion). The growth of company-operated stores revenue was driven by a 8% increase in comparable store sales ($1.3 billion) attributed to a 4% increase in average ticket and 3% increase in comparable transactions. Also contributing to the increase were incremental revenues from 894 net new Starbucks® company-operated stores, or a 5% increase, over the past 12 months ($761 million). Partially offsetting these increases was unfavorable foreign currency translation ($175 million).
Licensed stores revenue increased $768 million, primarily driven by higher product and equipment sales to and royalty revenues from our licensees ($671 million) and the conversion of our Korea market from a joint venture to a fully licensed market in the fourth quarter of fiscal 2021 ($143 million). Partially offsetting these increases was unfavorable foreign currency translation ($46 million).
Other revenues increased $222 million, primarily due to higher product sales and royalty revenue in the Global Coffee Alliance and growth in our ready-to-drink business.

Operating Expenses

	Quarter Ended					Three Quarters Ended
	Jul 3, 2022	Jun 27, 2021	$ Change	Jul 3, 2022	Jun 27, 2021	Jul 3, 2022	Jun 27, 2021	$ Change	Jul 3, 2022	Jun 27, 2021
				As a % of Total Net Revenues					As a % of Total Net Revenues
Product and distribution costs	$2,613.6	$2,206.0	$407.6	32.1%	29.4%	$7,606.4	$6,247.5	$1,358.9	31.9%	29.9%
Store operating expenses	3,302.5	2,966.9	335.6	40.5	39.6	10,017.1	8,657.6	1,359.5	42.0	41.4
Other operating expenses	135.1	71.4	63.7	1.7	1.0	338.4	250.8	87.6	1.4	1.2
Depreciation and amortization expenses	356.8	354.3	2.5	4.4	4.7	1,090.5	1,087.0	3.5	4.6	5.2
General and administrative expenses	486.7	494.9	(8.2)	6.0	6.6	1,494.0	1,431.4	62.6	6.3	6.8
Restructuring and impairments	14.0	19.8	(5.8)	0.2	0.3	10.9	115.0	(104.1)	—	0.5
Total operating expenses	6,908.7	6,113.3	795.4	84.8	81.5	20,557.3	17,789.3	2,768.0	86.2	85.1
Income from equity investees	54.1	105.5	(51.4)	0.7	1.4	143.5	265.3	(121.8)	0.6	1.3
Operating income	$1,295.5	$1,488.7	$(193.2)	15.9%	19.9%	$3,422.3	$3,389.9	$32.4	14.4%	16.2%
Store operating expenses as a % of company-operated stores revenue				49.5%	46.6%				50.9%	48.8%
For the quarter ended July 3, 2022 compared with the quarter ended June 27, 2021
Product and distribution costs as a percentage of total net revenues increased 270 basis points for the third quarter of fiscal 2022, primarily due to higher supply chain costs driven by inflationary pressures.
Store operating expenses as a percentage of total net revenues increased 90 basis points for the third quarter of fiscal 2022. Store operating expenses as a percentage of company-operated stores revenue increased 290 basis points, primarily due to enhancements in retail store partner wages.
Other operating expenses increased $64 million for the third quarter of fiscal 2022, primarily due to lapping a change in estimate relating to a transaction cost accrual ($23 million), transaction costs associated with our Russia market exit ($20 million) and higher support costs for our North America licensed stores ($4 million).
Depreciation and amortization expenses as a percentage of total net revenues decreased 30 basis points, primarily due to sales leverage.
General and administrative expenses decreased $8 million, primarily due to lower performance-based compensation ($47 million) which was partially offset by increased partner wages ($22 million) and incremental investments in technology ($15 million).
Restructuring and impairment expenses decreased $6 million, primarily due to lower restructuring activities related to our North America store portfolio optimization in the prior year, specifically lower accelerated lease right-of-use asset amortization costs ($11 million) and lower asset impairment charges ($4 million), partially offset by lapping prior year beneficial adjustment to severance expense ($9 million).
Income from equity investees decreased $51 million, primarily due to the conversion of our Korea market from a joint venture to a fully licensed market in the fourth quarter of fiscal 2021 ($45 million).
The combination of these changes resulted in an overall decrease in operating margin of 400 basis points for the third quarter of fiscal 2022.
For the three quarters ended July 3, 2022 compared with the three quarters ended June 27, 2021
Product and distribution costs as a percentage of total net revenues increased 200 basis points for the first three quarters of fiscal 2022, primarily due to higher supply chain costs due to inflationary pressures.

Store operating expenses as a percentage of total net revenues increased 60 basis points for the first three quarters of fiscal 2022. Store operating expenses as a percentage of company-operated stores revenue increased 210 basis points, primarily due to enhancements in retail store partner wages and benefits (approximately 280 basis points), increased spend on new partner training and support costs (approximately 80 basis points) and lower temporary government subsidies in the prior year (approximately 80 basis points), partially offset by sales leverage.
Other operating expenses increased $88 million for the first three quarters of fiscal 2022, primarily due to lapping a change in estimate relating to a transaction cost accrual ($23 million), transaction costs associated with our Russia market exit ($20 million), higher support costs for our growing North America and International licensed stores ($18 million) and strategic investments in technology and other initiatives ($7 million).
Depreciation and amortization expenses as a percentage of total net revenues decreased 60 basis points, primarily due to sales leverage.
General and administrative expenses increased $63 million, primarily due to incremental investments in technology ($67 million), increased partner wages ($59 million) and increased support costs to address labor market conditions ($23 million). These increases were partially offset by lower performance-based compensation ($88 million).
Restructuring and impairment expenses decreased $104 million, primarily due to lower restructuring activities related to our North America store portfolio optimization in the prior year, specifically lower accelerated lease right-of-use asset amortization costs ($63 million) and lower asset impairment charges ($51 million). These decreases were partially offset by lower severance related charges for certain company-operated prior year store closures ($9 million).
Income from equity investees decreased $122 million, primarily due to the conversion of our Korea market from a joint venture to a fully licensed market in the fourth quarter of fiscal 2021 ($99 million) and lower income from our North American Coffee Partnership joint venture ($28 million).
The combination of these changes resulted in an overall decrease in operating margin of 190 basis points for the first three quarters of fiscal 2022.
Other Income and Expenses

	Quarter Ended					Three Quarters Ended
	Jul 3, 2022	Jun 27, 2021	$ Change	Jul 3, 2022	Jun 27, 2021	Jul 3, 2022	Jun 27, 2021	$ Change	Jul 3, 2022	Jun 27, 2021
				As a % of Total Net Revenues					As a % of Total Net Revenues
Operating income	$1,295.5	$1,488.7	$(193.2)	15.9%	19.9%	$3,422.3	$3,389.9	$32.4	14.4%	16.2%
Interest income and other, net	19.8	36.0	(16.2)	0.2	0.5	66.0	68.6	(2.6)	0.3	0.3
Interest expense	(123.1)	(113.4)	(9.7)	(1.5)	(1.5)	(357.6)	(349.2)	(8.4)	(1.5)	(1.7)
Earnings before income taxes	1,192.2	1,411.3	(219.1)	14.6	18.8	3,130.7	3,109.3	21.4	13.1	14.9
Income tax expense	278.5	257.1	21.4	3.4	3.4	725.9	673.6	52.3	3.0	3.2
Net earnings including noncontrolling interests	913.7	1,154.2	(240.5)	11.2	15.4	2,404.8	2,435.7	(30.9)	10.1	11.6
Net earnings attributable to noncontrolling interests	0.8	0.8	—	—	—	1.5	0.8	0.7	—	—
Net earnings attributable to Starbucks	$912.9	$1,153.4	$(240.5)	11.2%	15.4%	$2,403.3	$2,434.9	$(31.6)	10.1%	11.6%
Effective tax rate including noncontrolling interests				23.4%	18.2%				23.2%	21.7%

For the quarter ended July 3, 2022 compared with the quarter ended June 27, 2021
Interest income and other, net decreased $16 million, primarily due to lower net gains from certain investments.

Interest expense increased $10 million, primarily due to additional interest incurred on long-term debt issued in February 2022.
The effective tax rate for the quarter ended July 3, 2022 was 23.4% compared to 18.2% for the same period in fiscal 2021. The increase was primarily due to lapping a prior year remeasurement of deferred tax assets due to an enacted foreign corporate rate change (approximately 510 basis points).
For the three quarters ended July 3, 2022 compared with the three quarters ended June 27, 2021
Interest income and other, net decreased $3 million, primarily due to lower net gains from certain investments.
Interest expense increased $8 million, primarily due to additional interest incurred on long-term debt issued in February 2022.
The effective tax rate for the first three quarters ended July 3, 2022 was 23.2% compared to 21.7% for the same period in fiscal 2021. The increase was primarily due to lapping a prior year remeasurement of deferred tax assets due to an enacted foreign corporate rate change (approximately 230 basis points).
Segment Information
Results of operations by segment (in millions):
North America (1)

	Quarter Ended					Three Quarters Ended
	Jul 3, 2022	Jun 27, 2021	$ Change	Jul 3, 2022	Jun 27, 2021	Jul 3, 2022	Jun 27, 2021	$ Change	Jul 3, 2022	Jun 27, 2021
				As a % of North America Total Net Revenues					As a % of North America Total Net Revenues
Net revenues:
Company-operated stores	$5,513.2	$4,929.8	$583.4	91.0%	91.8%	$15,663.6	$13,483.1	$2,180.5	90.9%	91.8%
Licensed stores	544.2	439.0	105.2	9.0	8.2	1,567.1	1,195.6	371.5	9.1	8.1
Other	1.0	1.9	(0.9)	—	—	5.7	6.2	(0.5)	—	—
Total net revenues	6,058.4	5,370.7	687.7	100.0	100.0	17,236.4	14,684.9	2,551.5	100.0	100.0
Product and distribution costs	1,713.2	1,399.9	313.3	28.3	26.1	4,906.5	3,873.4	1,033.1	28.5	26.4
Store operating expenses	2,670.0	2,346.8	323.2	44.1	43.7	7,997.8	6,788.8	1,209.0	46.4	46.2
Other operating expenses	55.4	38.0	17.4	0.9	0.7	150.7	118.7	32.0	0.9	0.8
Depreciation and amortization expenses	201.2	188.9	12.3	3.3	3.5	603.2	563.9	39.3	3.5	3.8
General and administrative expenses	76.5	73.0	3.5	1.3	1.4	224.5	221.6	2.9	1.3	1.5
Restructuring and impairments	12.0	19.8	(7.8)	0.2	0.4	8.9	115.0	(106.1)	0.1	0.8
Total operating expenses	4,728.3	4,066.4	661.9	78.0	75.7	13,891.6	11,681.4	2,210.2	80.6	79.5
Operating income	$1,330.1	$1,304.3	$25.8	22.0%	24.3%	$3,344.8	$3,003.5	$341.3	19.4%	20.5%
Store operating expenses as a % of company-operated stores revenue				48.4%	47.6%				51.1%	50.4%
(1)North America licensed stores revenue, total net revenues, product and distribution costs, other operating expenses, total operating expenses and operating income for the quarter and three quarters ended June 27, 2021, have been restated to conform with current period presentation.

For the quarter ended July 3, 2022 compared with the quarter ended June 27, 2021
Revenues
North America total net revenues for the third quarter of fiscal 2022 increased $688 million, or 13%, primarily due to a 9% increase in comparable store sales ($421 million) driven by a 8% increase in average ticket and a 1% increase in transactions. Also contributing to these increases were the performance of net new company-operated store openings over the past 12 months ($168 million) and higher product and equipment sales to and royalty revenues from our licensees ($103 million).
Operating Margin
North America operating income for the third quarter of fiscal 2022 increased 2% to $1,330 million, compared to $1,304 million in the third quarter of fiscal 2021. Operating margin decreased 230 basis points to 22.0%, primarily due to inflationary pressures on commodities and our supply chain (approximately 400 basis points), investments in labor including enhancements in retail store partner wages (approximately 220 basis points) as well as increased spend on new partner training and support costs (approximately 80 basis points). These were partially offset by strategic pricing (approximately 450 basis points) and sales leverage.
For the three quarters ended July 3, 2022 compared with the three quarters ended June 27, 2021
Revenues
North America total net revenues for the first three quarters of fiscal 2022 increased $2.6 billion, or 17% primarily due to a 13% increase in comparable store sales ($1.7 billion) driven by a 7% increase in average ticket and a 6% increase in transactions. Also contributing to these increases were the performance of net new company-operated store openings over the past 12 months ($455 million) and higher product and equipment sales to and royalty revenues from our licensees ($372 million), primarily due to business recovery from impact of the COVID-19 pandemic.
Operating Margin
North America operating income for the first three quarters of fiscal 2022 increased 11% to $3.3 billion, compared to $3.0 billion for the same period in fiscal 2021. Operating margin decreased 110 basis points to 19.4%, primarily due to investments in labor including enhancements in retail store partner wages (approximately 250 basis points) as well as increased spend on partner training and support costs (approximately 100 basis points), inflationary pressures on commodities and our supply chain (approximately 340 basis points) and lapping temporary subsidies provided by the CARES Act and CEWS (approximately 70 basis points). These were partially offset by strategic pricing (approximately 350 basis points), lower restructuring activities (approximately 70 basis points) and sales leverage.

International (1)

	Quarter Ended					Three Quarters Ended
	Jul 3, 2022	Jun 27, 2021	$ Change	Jul 3, 2022	Jun 27, 2021	Jul 3, 2022	Jun 27, 2021	$ Change	Jul 3, 2022	Jun 27, 2021
				As a % of International Total Net Revenues					As a % of International Total Net Revenues
Net revenues:
Company-operated stores	$1,162.3	$1,433.3	$(271.0)	73.3%	84.9%	$4,011.1	$4,259.7	$(248.6)	77.7%	85.1%
Licensed stores	412.6	241.2	171.4	26.0	14.3	1,089.9	693.4	396.5	21.1	13.8
Other	9.8	13.5	(3.7)	0.6	0.8	62.1	53.8	8.3	1.2	1.1
Total net revenues	1,584.7	1,688.0	(103.3)	100.0	100.0	5,163.1	5,006.9	156.2	100.0	100.0
Product and distribution costs	550.3	518.0	32.3	34.7	30.7	1,746.8	1,582.2	164.6	33.8	31.6
Store operating expenses	632.5	620.1	12.4	39.9	36.7	2,019.3	1,868.8	150.5	39.1	37.3
Other operating expenses	60.2	40.0	20.2	3.8	2.4	138.8	107.5	31.3	2.7	2.1
Depreciation and amortization expenses	125.0	129.7	(4.7)	7.9	7.7	391.4	413.1	(21.7)	7.6	8.3
General and administrative expenses	81.8	94.9	(13.1)	5.2	5.6	252.7	262.0	(9.3)	4.9	5.2
Total operating expenses	1,449.8	1,402.7	47.1	91.5	83.1	4,549.0	4,233.6	315.4	88.1	84.6
Income from equity investees	0.4	42.0	(41.6)	—	2.5	1.6	95.0	(93.4)	—	1.9
Operating income	$135.3	$327.3	$(192.0)	8.5%	19.4%	$615.7	$868.3	$(252.6)	11.9%	17.3%
Store operating expenses as a % of company-operated stores revenue				54.4%	43.3%				50.3%	43.9%
(1)International licensed stores revenue, total net revenues, product and distribution costs, other operating expenses, general and administrative expenses, total operating expenses and operating income for the quarter and three quarters ended June 27, 2021, have been restated to conform with current period presentation.
For the quarter ended July 3, 2022 compared with the quarter ended June 27, 2021
Revenues
International total net revenues for the third quarter of fiscal 2022 decreased $103 million, or 6%, primarily due to an 18% decline in comparable store sales ($238 million), driven by a 15% decrease in customer transactions and a 4% decrease in average ticket, primarily attributable to COVID-19 related restrictions in China as well as unfavorable foreign currency translation ($148 million). These decreases were partially offset by higher product sales to and royalty revenues from our licensees ($134 million), 704 net new company operated store openings, or 10% increase, over the past 12 months ($90 million) as well as the conversion of our Korea market from a joint venture to a fully licensed market in the fourth quarter of fiscal 2021 ($64 million).
Operating Margin
International operating income for the third quarter of fiscal 2022 decreased 59% to $135 million, compared to $327 million in the third quarter of fiscal 2021. Operating margin decreased 1,090 basis points to 8.5%, primarily due to sales deleverage related to COVID-19 pandemic related impacts in our China market (approximately 910 basis points), higher commodity and supply chain costs due to inflationary pressures (approximately 220 basis points), lower temporary government subsidies (approximately 170 basis points) and investments and growth in retail store partner wages and benefits (approximately 130 basis points). These decreases were partially offset by sales leverage across markets outside of China.

For the three quarters ended July 3, 2022 compared with the three quarters ended June 27, 2021
Revenues
International total net revenues for the first three quarters of fiscal 2022 increased $156 million, or 3%, primarily due to 704 net new Starbucks® company-operated stores, or a 10% increase over the past 12 months ($307 million). Additionally, there were higher product sales to and royalty revenues from our licensees ($274 million), primarily due to continuing improvement of our licensees from the COVID-19 pandemic. Also contributing to the increase was the conversion of our Korea market from a joint venture to a fully licensed market in the fourth quarter of fiscal 2021 ($143 million). These increases were partially offset by a 10% decline in comparable store sales ($389 million), driven by a 6% decrease in customer transactions and a 4% decrease in average ticket, primarily attributable to COVID-19 related restrictions in China and lapping the prior-year value-added-tax benefit in China as well as unfavorable foreign currency translation ($218 million).
Operating Margin
International operating income for the first three quarters of fiscal 2022 decreased 29% to $616 million, compared to $868 million for the same period in fiscal 2021. Operating margin decreased 540 basis points to 11.9%, primarily due to sales deleverage related to COVID-19 pandemic impacts in our China market (approximately 450 basis points), investments and growth in retail store partner wages and benefits (approximately 130 basis points), higher commodity and supply chain costs due to inflationary pressures (approximately 110 basis points), strategic initiatives (approximately 100 basis points) and portfolio shift impacts (approximately 90 basis points). These decreases were partially offset by sales leverage across markets outside of China.
Channel Development

	Quarter Ended					Three Quarters Ended
	Jul 3, 2022	Jun 27, 2021	$ Change	Jul 3, 2022	Jun 27, 2021	Jul 3, 2022	Jun 27, 2021	$ Change	Jul 3, 2022	Jun 27, 2021
				As a % of Channel Development Total Net Revenues					As a % of Channel Development Total Net Revenues
Net revenues	$479.7	$414.0	$65.7			$1,359.9	$1,155.3	$204.6
Product and distribution costs	325.8	268.3	57.5	67.9%	64.8%	885.2	733.8	151.4	65.1%	63.5%
Other operating expenses	13.6	(9.9)	23.5	2.8	(2.4)	35.7	14.2	21.5	2.6	1.2
Depreciation and amortization expenses	—	0.2	(0.2)	—	—	0.1	0.9	(0.8)	—	0.1
General and administrative expenses	2.3	2.9	(0.6)	0.5	0.7	8.1	7.4	0.7	0.6	0.6
Total operating expenses	341.7	261.5	80.2	71.2	63.2	929.1	756.3	172.8	68.3	65.5
Income from equity investees	53.7	63.5	(9.8)	11.2	15.3	141.9	170.3	(28.4)	10.4	14.7
Operating income	$191.7	$216.0	$(24.3)	40.0%	52.2%	$572.7	$569.3	$3.4	42.1%	49.3%
For the quarter ended July 3, 2022 compared with the quarter ended June 27, 2021
Revenues
Channel Development total net revenues for the third quarter of fiscal 2022 increased $66 million, or 16%, primarily due to higher Global Coffee Alliance product sales and royalty revenue ($54 million) and growth in our ready-to-drink business ($18 million).
Operating Margin
Channel Development operating income for the third quarter of fiscal 2022 decreased 11% to $192 million, compared to $216 million in the third quarter of fiscal 2021. Operating margin decreased 1,220 basis points to 40.0%, primarily due to lapping a change in estimate relating to a transaction cost accrual (approximately 550 basis points), a decline in our North American Coffee Partnership joint venture income due to inflationary pressures and supply chain constraints (approximately 430 basis points) and business mix shift (approximately 230 basis points).

For the three quarters ended July 3, 2022 compared with the three quarters ended June 27, 2021
Revenues
Channel Development total net revenues for the first three quarters of fiscal 2022 increased $205 million, or 18%, primarily due to higher Global Coffee Alliance product sales and royalty revenue ($161 million) and growth in our ready-to-drink business ($52 million).
Operating Margin
Channel Development operating income for the first three quarters of fiscal 2022 increased 1% to $573 million, compared to $569 million for the same period in fiscal 2021. Operating margin decreased 720 basis points to 42.1%, primarily due to a decline in our North American Coffee Partnership joint venture income due to inflationary pressures and supply chain constraints (approximately 440 basis points), lapping a change in estimate relating to a transaction cost accrual (approximately 200 basis points), and business mix shift (approximately 160 basis points).
Corporate and Other (1)

	Quarter Ended				Three Quarters Ended
	Jul 3, 2022	Jun 27, 2021	$ Change	% Change	Jul 3, 2022	Jun 27, 2021	$ Change	% Change
Net revenues:
Other	$27.3	$23.8	$3.5	14.7%	$76.7	$66.8	$9.9	14.8%
Total net revenues	27.3	23.8	3.5	14.7	76.7	66.8	9.9	14.8
Product and distribution costs	24.3	19.8	4.5	22.7	67.9	58.1	9.8	16.9
Other operating expenses	5.9	3.3	2.6	78.8	13.2	10.4	2.8	26.9
Depreciation and amortization expenses	30.6	35.5	(4.9)	(13.8)	95.8	109.1	(13.3)	(12.2)
General and administrative expenses	326.1	324.1	2.0	0.6	1,008.7	940.4	68.3	7.3
Restructuring and impairments	2.0	—	2.0	nm	2.0	—	2.0	nm
Total operating expenses	388.9	382.7	6.2	1.6	1,187.6	1,118.0	69.6	6.2
Operating loss	$(361.6)	$(358.9)	$(2.7)	0.8%	$(1,110.9)	$(1,051.2)	$(59.7)	5.7%
(1)Corporate and other general and administrative expenses, total operating expenses and operating loss for the quarter and three quarters ended June 27, 2021, have been restated to conform with current period presentation.
Corporate and Other primarily consists of our unallocated corporate expenses, as well as Evolution Fresh. Unallocated corporate expenses include corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments.
In May 2022, the company announced entry into a definitive agreement to sell our Evolution Fresh brand and business. The transaction closed on August 1st. We do not expect a material impact to our future financial results.
For the quarter ended July 3, 2022 compared with the quarter ended June 27, 2021
Corporate and Other operating loss increased to $362 million for the third quarter of fiscal 2022, or 1%, compared to $359 million for the third quarter of fiscal 2021. This increase was primarily driven by incremental investments in technology ($17 million), increased partner wages and benefits ($11 million) and increased support costs to address labor market conditions ($11 million). These increases were partially offset by lower performance-based compensation ($31 million).
For the three quarters ended July 3, 2022 compared with the three quarters ended June 27, 2021
Corporate and Other operating loss increased to $1,111 million for the first three quarters of fiscal 2022, or 6%, compared to $1,051 million for the same period in fiscal 2021. This increase was primarily driven by incremental investments in technology ($62 million), increased partner wages and benefits ($32 million) and increased support costs to address labor market conditions ($23 million). These increases were partially offset by lower performance-based compensation ($55 million).

Quarterly Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) and transferred during the period
	Quarter Ended		Three Quarters Ended		Stores open as of
	Jul 3, 2022	Jun 27, 2021	Jul 3, 2022	Jun 27, 2021	Jul 3, 2022	Jun 27, 2021
North America
Company-operated stores	96	40	189	(249)	10,050	9,860
Licensed stores	28	11	35	61	7,000	6,892
Total North America (1)	124	51	224	(188)	17,050	16,752
International
Company-operated stores	130	177	445	485	7,717	7,013
Licensed stores	64	124	446	338	10,181	9,530
Total International (1)	194	301	891	823	17,898	16,543
Total Company	318	352	1,115	635	34,948	33,295
(1)North America and International licensed stores as of June 27, 2021, have been recast as a result of our fiscal 2021 operating segment reporting structure realignment.
Financial Condition, Liquidity and Capital Resources
Investment Overview
Our cash and investments totaled $3.5 billion as of July 3, 2022 and $6.9 billion as of October 3, 2021. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, make acquisitions and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate debt securities and government treasury securities (foreign and domestic). As of July 3, 2022, approximately $2.8 billion of cash was held in foreign subsidiaries.
Borrowing Capacity
Revolving Credit Facility
Our $3 billion unsecured five-year revolving credit facility (the “2021 credit facility”), of which $150 million may be used for issuances of letters of credit, is currently set to mature on September 16, 2026. The 2021 credit facility is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $1.0 billion.
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
The 2021 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of July 3, 2022, we were in compliance with all applicable covenants. No amounts were outstanding under our 2021 credit facility as of July 3, 2022 or October 3, 2021.
Commercial Paper
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under the 2021 credit facility discussed above. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of July 3, 2022, we had $200 million of borrowings outstanding under our commercial paper program. As of October 3, 2021, we had no borrowings outstanding under this program. Our total contractual borrowing capacity for general corporate purposes was $2.8 billion as of the end of our third quarter of fiscal 2022.
Credit facilities in Japan
Additionally, we hold Japanese yen-denominated credit facilities for the use of our Japan subsidiary. These are available for working capital needs and capital expenditures within our Japanese market.
•A ¥5 billion, or $36.8 million, credit facility is currently set to mature on December 31, 2022. Borrowings under such credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.400%.
•A ¥10 billion, or $73.7 million, credit facility is currently set to mature on March 27, 2023. Borrowings under such credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.350%.
As of July 3, 2022 and October 3, 2021, we had no borrowings outstanding under these Japanese yen-denominated credit facilities.
See Note 7, Debt, to the consolidated financial statements included in Item 1 of Part I of this 10-Q for details of the components of our long-term debt.
Our ability to incur new liens and conduct sale and leaseback transactions on certain material properties is subject to compliance with terms of the indentures under which the long-term notes were issued. As of July 3, 2022, we were in compliance with all applicable covenants.
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
During the third quarter of fiscal 2022, our Board of Directors approved a quarterly cash dividend to shareholders of $0.49 per share to be paid on August 26, 2022 to shareholders of record as of the close of business on August 12, 2022.
During the first quarter of fiscal 2022, we resumed our share repurchase program which was temporarily suspended in March 2020. During the three quarters ended July 3, 2022, we repurchased 36.3 million shares of common stock for $4.0 billion. On March 15, 2022, we announced that our Board of Directors authorized the repurchase of up to an additional 40 million shares under our ongoing share repurchase program. On April 4, 2022, we announced a temporary suspension of our share repurchase program to allow us to augment investments in our stores and partners. Repurchases pursuant to this program were last made on April 1, 2022. As of July 3, 2022, 52.6 million shares remained available for repurchase under current authorizations.

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
Cash Flows
Cash provided by operating activities was $3.3 billion for the first three quarters of fiscal 2022, compared to $4.5 billion for the same period in fiscal 2021. The change was primarily due to an increase in inventory and net cash used by changes in other operating assets and liabilities.
Cash used in investing activities for the first three quarters of fiscal 2022 totaled $1.4 billion, compared to cash used in investing activities of $1.0 billion for the same period in fiscal 2021. The change was primarily due to an increase in spend on capital expenditures.
Cash used in financing activities for the first three quarters of fiscal 2022 totaled $5.1 billion compared to cash used in financing activities of $3.2 billion for the same period in fiscal 2021. The increase was primarily due to resuming our share repurchase program, partially offset by net proceeds from issuance of long-term debt.
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
During the third quarter of fiscal 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our interim chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based upon that evaluation, our interim chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (July 3, 2022).
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Shares under our ongoing share repurchase program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or through privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined at our discretion and the share repurchase program may be suspended, terminated or modified at any time for any reason. On April 4, 2022, we announced a temporary suspension of our share repurchase program to allow us to augment investments in our stores and partners. During the third fiscal quarter ended July 3, 2022, there was no share repurchase activity.
Item 3.Defaults upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.

Item 6.Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	000-20322	04/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through March 17, 2021)	8-K	000-20322	03/19/2021	3.1
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—
101	The following financial statements from the Company's 10-Q for the fiscal quarter ended July 3, 2022, formatted in iXBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity and (vi) Notes to Consolidated Financial Statements	—	—	—	—	X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	—	—	—	—	X

* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
August 2, 2022

STARBUCKS CORPORATION

By:	/s/ Rachel Ruggeri
Rachel Ruggeri
executive vice president, chief financial officer
Signing on behalf of the registrant and as principal financial officer