Form 10-Q
period 2023-01-01
STARBUCKS CORP
filed 2023-02-02
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 1, 2023
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

Shares Outstanding as of January 27, 2023
1,149.3 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended January 1, 2023

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Quarter Ended
	Jan 1, 2023	Jan 2, 2022
Net revenues:
Company-operated stores	$7,083.5	$6,722.4
Licensed stores	1,119.5	850.8
Other	510.9	477.2
Total net revenues	8,713.9	8,050.4
Product and distribution costs	2,810.2	2,526.9
Store operating expenses	3,665.3	3,400.0
Other operating expenses	129.3	101.7
Depreciation and amortization expenses	327.1	366.0
General and administrative expenses	580.9	525.8
Restructuring and impairments	5.8	(7.5)
Total operating expenses	7,518.6	6,912.9
Income from equity investees	57.8	40.3
Operating income	1,253.1	1,177.8
Interest income and other, net	11.6	(0.1)
Interest expense	(129.7)	(115.3)
Earnings before income taxes	1,135.0	1,062.4
Income tax expense	279.8	246.3
Net earnings including noncontrolling interests	855.2	816.1
Net earnings attributable to noncontrolling interests	—	0.2
Net earnings attributable to Starbucks	$855.2	$815.9
Earnings per share - basic	$0.74	$0.70
Earnings per share - diluted	$0.74	$0.69
Weighted average shares outstanding:
Basic	1,148.5	1,169.6
Diluted	1,152.9	1,176.6

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended
	Jan 1, 2023	Jan 2, 2022
Net earnings including noncontrolling interests	$855.2	$816.1
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale debt securities	2.0	(3.4)
Tax (expense)/benefit	(0.5)	0.8
Unrealized gains/(losses) on cash flow hedging instruments	(180.7)	88.7
Tax (expense)/benefit	29.5	(11.8)
Unrealized gains/(losses) on net investment hedging instruments	(64.6)	41.5
Tax (expense)/benefit	16.3	(10.5)
Translation adjustment and other	208.9	14.2
Tax (expense)/benefit	—	—
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale debt securities, hedging instruments, and translation adjustment	(98.4)	(16.1)
Tax expense/(benefit)	11.8	2.9
Other comprehensive income/(loss)	(75.7)	106.3
Comprehensive income including noncontrolling interests	779.5	922.4
Comprehensive income attributable to noncontrolling interests	—	0.2
Comprehensive income attributable to Starbucks	$779.5	$922.2

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	Jan 1, 2023	Oct 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$3,186.5	$2,818.4
Short-term investments	123.9	364.5
Accounts receivable, net	1,162.9	1,175.5
Inventories	2,088.1	2,176.6
Prepaid expenses and other current assets	373.5	483.7
Total current assets	6,934.9	7,018.7
Long-term investments	283.6	279.1
Equity investments	330.5	311.2
Property, plant and equipment, net	6,699.5	6,560.5
Operating lease, right-of-use asset	8,133.8	8,015.6
Deferred income taxes, net	1,811.8	1,799.7
Other long-term assets	527.6	554.2
Other intangible assets	151.4	155.9
Goodwill	3,383.0	3,283.5
TOTAL ASSETS	$28,256.1	$27,978.4
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$1,348.2	$1,441.4
Accrued liabilities	2,089.6	2,137.1
Accrued payroll and benefits	664.6	761.7
Current portion of operating lease liability	1,257.5	1,245.7
Stored value card liability and current portion of deferred revenue	2,137.0	1,641.9
Short-term debt	—	175.0
Current portion of long-term debt	1,749.3	1,749.0
Total current liabilities	9,246.2	9,151.8
Long-term debt	13,176.7	13,119.9
Operating lease liability	7,635.4	7,515.2
Deferred revenue	6,263.2	6,279.7
Other long-term liabilities	600.5	610.5
Total liabilities	36,922.0	36,677.1
Shareholders' deficit:
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,148.5 and 1,147.9 shares, respectively	1.1	1.1
Additional paid-in capital	67.2	205.3
Retained deficit	(8,203.2)	(8,449.8)
Accumulated other comprehensive income/(loss)	(538.9)	(463.2)
Total shareholders’ deficit	(8,673.8)	(8,706.6)
Noncontrolling interests	7.9	7.9
Total deficit	(8,665.9)	(8,698.7)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$28,256.1	$27,978.4

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Quarter Ended
	Jan 1, 2023	Jan 2, 2022
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$855.2	$816.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	342.5	386.4
Deferred income taxes, net	15.8	(0.3)
Income earned from equity method investees	(56.9)	(46.6)
Distributions received from equity method investees	45.7	44.9
Stock-based compensation	85.2	95.8
Non-cash lease costs	263.7	330.4
Loss on retirement and impairment of assets	21.1	50.7
Other	6.7	(4.9)
Cash provided by/(used in) changes in operating assets and liabilities:
Accounts receivable	42.0	(91.6)
Inventories	108.5	(36.0)
Accounts payable	(117.3)	84.0
Deferred revenue	461.0	461.3
Operating lease liability	(281.4)	(363.3)
Other operating assets and liabilities	(198.6)	144.0
Net cash provided by operating activities	1,593.2	1,870.9
INVESTING ACTIVITIES:
Purchases of investments	(10.5)	(61.0)
Sales of investments	0.8	72.6
Maturities and calls of investments	253.3	45.6
Additions to property, plant and equipment	(516.8)	(416.8)
Other	(6.1)	(41.4)
Net cash used in investing activities	(279.3)	(401.0)
FINANCING ACTIVITIES:
Net proceeds/(payments) from issuance of commercial paper	(175.0)	200.0
Proceeds from issuance of common stock	45.9	41.3
Cash dividends paid	(608.3)	(576.0)
Repurchase of common stock	(191.4)	(3,520.9)
Minimum tax withholdings on share-based awards	(79.0)	(113.6)
Net cash provided by/(used in) financing activities	(1,007.8)	(3,969.2)
Effect of exchange rate changes on cash and cash equivalents	62.0	13.0
Net increase/(decrease) in cash and cash equivalents	368.1	(2,486.3)
CASH AND CASH EQUIVALENTS:
Beginning of period	2,818.4	6,455.7
End of period	$3,186.5	$3,969.4
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$116.7	$108.3
Income taxes	$106.2	$161.4
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
For the Quarters Ended January 1, 2023 and January 2, 2022
(in millions, except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, October 2, 2022	1,147.9	$1.1	$205.3	$(8,449.8)	$(463.2)	$(8,706.6)	$7.9	$(8,698.7)
Net earnings	—	—	—	855.2	—	855.2	—	855.2
Other comprehensive loss	—	—	—	—	(75.7)	(75.7)	—	(75.7)
Stock-based compensation expense	—	—	86.4	—	—	86.4	—	86.4
Exercise of stock options/vesting of RSUs	2.4	—	(44.7)	—	—	(44.7)	—	(44.7)
Sale of common stock	0.1	—	11.6	—	—	11.6	—	11.6
Repurchase of common stock	(1.9)	—	(191.4)	—	—	(191.4)	—	(191.4)
Cash dividends declared, $0.53 per share	—	—	—	(608.6)	—	(608.6)	—	(608.6)
Balance, January 1, 2023	1,148.5	$1.1	$67.2	$(8,203.2)	$(538.9)	$(8,673.8)	$7.9	$(8,665.9)

Balance, October 3, 2021	1,180.0	$1.2	$846.1	$(6,315.7)	$147.2	$(5,321.2)	$6.7	$(5,314.5)
Net earnings	—	—	—	815.9	—	815.9	0.2	816.1
Other comprehensive income	—	—	—	—	106.3	106.3	—	106.3
Stock-based compensation expense	—	—	97.1	—	—	97.1	—	97.1
Exercise of stock options/vesting of RSUs	2.6	—	(84.1)	—	—	(84.1)	—	(84.1)
Sale of common stock	0.1	—	11.8	—	—	11.8	—	11.8
Repurchase of common stock	(31.1)	—	(829.8)	(2,691.1)	—	(3,520.9)	—	(3,520.9)
Cash dividends declared, $0.49 per share	—	—	—	(562.1)	—	(562.1)	—	(562.1)
Balance, January 2, 2022	1,151.6	$1.2	$41.1	$(8,753.0)	$253.5	$(8,457.2)	$6.9	$(8,450.3)

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1: Summary of Significant Accounting Policies and Estimates
Financial Statement Preparation
The unaudited consolidated financial statements as of January 1, 2023, and for the quarters ended January 1, 2023 and January 2, 2022, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarters ended January 1, 2023 and January 2, 2022 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”), Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
Segment information is prepared on the same basis that our management reviews financial information for operational decision-making purposes.
Certain prior period information on the consolidated statements of cash flows have been reclassified to conform to the current presentation.
The financial information as of October 2, 2022 is derived from our audited consolidated financial statements and notes for the fiscal year ended October 2, 2022 (“fiscal 2022”) included in Item 8 in the Fiscal 2022 Annual Report on Form 10-K (“10-K”). The information included in this 10-Q should be read in conjunction with the footnotes and management’s discussion and analysis of the consolidated financial statements in the 10-K.
The results of operations for the quarter ended January 1, 2023 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 1, 2023 (“fiscal 2023”).
The novel coronavirus, known as the global COVID-19 pandemic, was first identified in December 2019 before spreading to markets where we have company-operated or licensed stores. We have since established the necessary protocols to operate safely, and in many of our markets, our businesses demonstrated powerful momentum beyond recovery from the COVID-19 pandemic. During the first quarter of fiscal 2023, our China market continued to experience pandemic-related business interruptions, including escalating COVID outbreaks that suppressed customer mobility. We continue to monitor the COVID-19 pandemic and its effect on our business and results of operations; however, we cannot predict the duration, scope or severity of the COVID-19 pandemic or its future impact on our business, results of operations, cash flows and financial condition.
Restructuring
In fiscal 2022, we announced our plan in the U.S. market to increase efficiency while elevating the partner and customer experience (the “Reinvention Plan”). We believe the investments in partner wages and trainings will increase retention and productivity while the acceleration of purpose-built store concepts and innovations in technologies will provide additional convenience and connection with our customers. As a result of the restructuring efforts in connection with the Reinvention Plan, we recorded an immaterial charge on our consolidated statements of earnings during the quarter ended January 1, 2023. Future restructuring and impairment costs attributable to our Reinvention Plan are not expected to be material.
As of January 1, 2023 and October 2, 2022, there were no material restructuring-related accrued liabilities on our consolidated balance sheets.
Recently Adopted Accounting Pronouncements
In the first quarter of fiscal 2022, we adopted the Financial Accounting Standards Board (“FASB”) issued guidance related to reference rate reform. The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2024. The adoption of the new guidance did not have a material impact on our financial statements.
Note 2: Acquisitions, Divestitures and Strategic Alliance
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

Gains and losses on derivative contracts and foreign currency-denominated debt designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract/Debt Remaining Maturity (Months)
	Jan 1, 2023	Oct 2, 2022
Cash Flow Hedges:
Coffee	$(36.4)	$153.9	$(20.7)	5
Cross-currency swaps	(1.7)	(1.9)	—	23
Dairy	(4.2)	(2.6)	(4.2)	8
Foreign currency - other	12.8	55.3	12.1	33
Interest rates	(5.4)	(5.8)	0.7	0
Net Investment Hedges:
Cross-currency swaps	52.7	67.3	—	111
Foreign currency	16.1	16.1	—	0
Foreign currency debt	88.1	125.7	—	15
Pre-tax gains and losses on derivative contracts and foreign currency-denominated long-term debt designated as hedging instruments recognized in other comprehensive income (“OCI”) and reclassifications from AOCI to earnings (in millions):

	Quarter Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Location of gain/(loss)
	Jan 1, 2023	Jan 2, 2022	Jan 1, 2023	Jan 2, 2022
Cash Flow Hedges:
Coffee	$(119.4)	$71.5	$96.7	$6.5	Product and distribution costs
Cross-currency swaps	(11.7)	4.5	(2.7)	(0.8)	Interest expense
			(9.1)	6.9	Interest income and other, net
Dairy	(3.6)	4.6	(1.5)	(0.4)	Product and distribution costs
Foreign currency - other	(46.0)	6.9	8.0	2.2	Licensed stores revenue
			2.2	(1.5)	Product and distribution costs
			0.2	—	Interest income and other, net
Interest rates	—	1.2	(0.5)	(0.4)	Interest expense
Net Investment Hedges:
Cross-currency swaps	(14.0)	16.3	5.3	3.4	Interest expense
Foreign currency debt	(50.6)	25.2	—	—
Pre-tax gains and losses on non-designated derivatives and designated fair value hedging instruments and the related fair value hedged item recognized in earnings (in millions):

		Gains/(Losses) Recognized in Earnings
	Location of gain/(loss) recognized in earnings	Quarter Ended
		Jan 1, 2023	Jan 2, 2022
Non-Designated Derivatives:
Foreign currency - other	Interest income and other, net	$(11.6)	$10.2
Coffee	Interest income and other, net	(5.5)	3.1
Diesel fuel and other commodities	Interest income and other, net	(0.2)	—
Fair Value Hedges:
Interest rate swap	Interest expense	(1.6)	(4.8)
Long-term debt (hedged item)	Interest expense	(3.3)	8.2

Notional amounts of outstanding derivative contracts (in millions):

	Jan 1, 2023	Oct 2, 2022
Coffee	$401	$649
Cross-currency swaps	1,124	741
Dairy	68	94
Diesel fuel and other commodities	25	33
Foreign currency - other	1,305	1,269
Interest rate swaps	1,100	1,100
Fair value of outstanding derivative contracts (in millions) including the location of the asset and/or liability on the consolidated balance sheets:

		Derivative Assets
	Balance Sheet Location	Jan 1, 2023	Oct 2, 2022
Designated Derivative Instruments:
Cross-currency swaps	Other long-term assets	$85.4	$115.4
Dairy	Prepaid expenses and other current assets	0.2	0.5
Foreign currency - other	Prepaid expenses and other current assets	22.4	39.9
	Other long-term assets	13.8	33.5
Non-designated Derivative Instruments:
Diesel fuel and other commodities	Prepaid expenses and other current assets	0.1	0.4
Foreign currency	Prepaid expenses and other current assets	15.8	34.3
	Other long-term assets	—	7.3

		Derivative Liabilities
	Balance Sheet Location	Jan 1, 2023	Oct 2, 2022
Designated Derivative Instruments:
Cross-currency swaps	Other long-term liabilities	$1.6	$—
Dairy	Accrued liabilities	3.1	2.9
Foreign currency - other	Accrued liabilities	10.0	0.3
	Other long-term liabilities	10.1	—
Interest rate	Accrued liabilities	20.4	12.0
Interest rate swap	Other long-term liabilities	33.6	34.0
Non-designated Derivative Instruments:
Diesel fuel and other commodities	Accrued liabilities	0.4	—
Foreign currency	Accrued liabilities	1.3	5.8
The following amounts were recorded on the consolidated balance sheets related to fixed-to-floating interest rate swaps designated in fair value hedging relationships (in millions):

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount
	Jan 1, 2023	Oct 2, 2022	Jan 1, 2023	Oct 2, 2022
Location on the balance sheet
Long-term debt	$1,051.0	$1,047.7	$(49.0)	$(52.3)
Additional disclosures related to cash flow gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 11, Equity.

Note 4: Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at January 1, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,186.5	$3,042.5	$144.0	$—
Short-term investments:
Available-for-sale debt securities
Commercial paper	0.2	—	0.2	—
Corporate debt securities	23.2	—	23.2	—
U.S. government treasury securities	8.9	8.9	—	—
Total available-for-sale debt securities	32.3	8.9	23.4	—
Structured deposits	28.8	—	28.8	—
Marketable equity securities	62.8	62.8	—	—
Total short-term investments	123.9	71.7	52.2	—
Prepaid expenses and other current assets:
Derivative assets	38.5	—	38.5	—
Long-term investments:
Available-for-sale debt securities
Corporate debt securities	136.4	—	136.4	—
Foreign government obligations	3.8	—	3.8	—
Mortgage and other asset-backed securities	53.3	—	53.3	—
State and local government obligations	1.3	—	1.3	—
U.S. government treasury securities	88.8	88.8	—	—
Total long-term investments	283.6	88.8	194.8	—
Other long-term assets:
Derivative assets	99.2	—	99.2	—
Total assets	$3,731.7	$3,203.0	$528.7	$—
Liabilities:
Accrued liabilities:
Derivative liabilities	$35.2	$—	$35.2	$—
Other long-term liabilities:
Derivative liabilities	45.3	—	45.3	—
Total liabilities	$80.5	$—	$80.5	$—

		Fair Value Measurements at Reporting Date Using
	Balance at October 2, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,818.4	$2,797.3	$21.1	$—
Short-term investments:
Available-for-sale debt securities
Corporate debt securities	22.4	—	22.4	—
U.S. government treasury securities	9.3	9.3	—	—
Total available-for-sale debt securities	31.7	9.3	22.4	—
Structured deposits	275.1	—	275.1	—
Marketable equity securities	57.7	57.7	—	—
Total short-term investments	364.5	67.0	297.5	—
Prepaid expenses and other current assets:
Derivative assets	75.1	—	75.1	—
Long-term investments:
Available-for-sale debt securities
Corporate debt securities	134.7	—	134.7	—
Foreign government obligations	3.8	—	3.8	—
Mortgage and other asset-backed securities	56.5	—	56.5	—
State and local government obligations	1.3	—	1.3	—
U.S. government treasury securities	82.8	82.8	—	—
Total long-term investments	279.1	82.8	196.3	—
Other long-term assets:
Derivative assets	156.2	—	156.2	—
Total assets	$3,693.3	$2,947.1	$746.2	$—
Liabilities:
Accrued liabilities:
Derivative liabilities	$21.0	$—	$21.0	$—
Other long-term liabilities:
Derivative liabilities	34.0	—	34.0	—
Total liabilities	$55.0	$—	$55.0	$—
There were no material transfers between levels and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Gross unrealized holding gains and losses on available-for-sale debt securities, structured deposits and marketable equity securities were not material as of January 1, 2023 and October 2, 2022.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, ROU assets, goodwill and other intangible assets and other assets. These assets are measured at fair value if determined to be impaired.

The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 8, Debt. There were no material fair value adjustments during the quarters ended January 1, 2023 and January 2, 2022.
Note 5: Inventories (in millions):

	Jan 1, 2023	Oct 2, 2022
Coffee:
Unroasted	$1,015.1	$1,018.6
Roasted	293.2	310.3
Other merchandise held for sale	383.5	430.9
Packaging and other supplies	396.3	416.8
Total	$2,088.1	$2,176.6
Other merchandise held for sale includes, among other items, serveware, food and tea. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of January 1, 2023, we had committed to purchasing green coffee totaling $333.3 million under fixed-price contracts and an estimated $773.2 million under price-to-be-fixed contracts. A portion of our price-to-be-fixed contracts are effectively fixed through the use of futures. See Note 3, Derivative Financial Instruments, for further discussion. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base “C” coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on established relationships with our suppliers and continuous monitoring, the risk of non-delivery on these purchase commitments is remote.

Note 6: Supplemental Balance Sheet and Statement of Earnings Information (in millions):
Prepaid Expenses and Other Current Assets

	Jan 1, 2023	Oct 2, 2022
Income tax receivable	$10.0	$27.7
Government subsidies receivable	28.4	69.4
Other prepaid expenses and current assets	335.1	386.6
Total prepaid expenses and current assets	$373.5	$483.7
Property, Plant and Equipment, net

	Jan 1, 2023	Oct 2, 2022
Land	$46.1	$46.1
Buildings	566.6	555.4
Leasehold improvements	9,368.6	9,066.8
Store equipment	3,086.6	3,018.2
Roasting equipment	809.3	838.5
Furniture, fixtures and other	1,578.4	1,526.1
Work in progress	603.0	558.7
Property, plant and equipment, gross	16,058.6	15,609.8
Accumulated depreciation	(9,359.1)	(9,049.3)
Property, plant and equipment, net	$6,699.5	$6,560.5
Accrued Liabilities

	Jan 1, 2023	Oct 2, 2022
Accrued occupancy costs	$77.9	$84.6
Accrued dividends payable	608.6	608.3
Accrued capital and other operating expenditures	683.8	878.1
Self-insurance reserves	243.6	232.3
Income taxes payable	280.1	139.2
Accrued business taxes	195.6	194.6
Total accrued liabilities	$2,089.6	$2,137.1
Store Operating Expenses

	Quarter Ended
	Jan 1, 2023	Jan 2, 2022
Wages and benefits	$2,215.7	$2,010.7
Occupancy costs	671.5	665.3
Other expenses	778.1	724.0
Total store operating expenses	$3,665.3	$3,400.0

Note 7: Other Intangible Assets and Goodwill
Indefinite-Lived Intangible Assets

(in millions)	Jan 1, 2023	Oct 2, 2022
Trade names, trademarks and patents	$97.8	$97.5

Finite-Lived Intangible Assets

	Jan 1, 2023			Oct 2, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and reacquired rights	$1,030.4	$(1,030.4)	$—	$990.0	$(990.0)	$—
Acquired trade secrets and processes	27.6	(27.6)	—	27.6	(27.3)	0.3
Trade names, trademarks and patents	125.0	(74.5)	50.5	124.6	(69.6)	55.0
Licensing agreements	18.4	(15.3)	3.1	19.3	(16.2)	3.1
Other finite-lived intangible assets	21.0	(21.0)	—	20.6	(20.6)	—
Total finite-lived intangible assets	$1,222.4	$(1,168.8)	$53.6	$1,182.1	$(1,123.7)	$58.4
Amortization expense for finite-lived intangible assets was $5.6 million for the quarter ended January 1, 2023 and $50.2 million for the quarter ended January 2, 2022, respectively.
Estimated future amortization expense as of January 1, 2023 (in millions):

Fiscal Year	Total
2023 (excluding the quarter ended January 1, 2023)	$15.2
2024	20.0
2025	14.0
2026	1.3
2027	1.0
Thereafter	2.1
Total estimated future amortization expense	$53.6
Goodwill
Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	North America	International	Channel Development	Corporate and Other	Total
Goodwill balance at October 2, 2022	$491.1	$2,756.7	$34.7	$1.0	$3,283.5
Other(1)	0.3	99.2	—	—	99.5
Goodwill balance at January 1, 2023	$491.4	$2,855.9	$34.7	$1.0	$3,383.0
(1)“Other” consists of changes in the goodwill balance resulting from foreign currency translation.

Note 8: Debt
Revolving Credit Facility
Our $3.0 billion unsecured five-year revolving credit facility (the “2021 credit facility”), of which $150 million may be used for issuances of letters of credit, is currently set to mature on September 16, 2026. The 2021 credit facility is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $1.0 billion.
Borrowings under the 2021 credit facility will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the 2021 credit facility), in each case plus an applicable margin. The applicable margin is based on the Company’s long-term credit ratings assigned by the Moody’s and Standard & Poor’s rating agencies. The 2021 credit facility contains alternative interest rate provisions specifying rate calculations to be used at such time LIBOR ceases to be available as a benchmark due to reference rate reform. The “Base Rate” is the highest of (i) the Federal Funds Rate (as defined in the 2021 credit facility) plus 0.500%, (ii) Bank of America’s prime rate, and (iii) the Eurocurrency Rate (as defined in the 2021 credit facility) plus 1.000%.
The 2021 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of January 1, 2023, we were in compliance with all applicable covenants. No amounts were outstanding under our 2021 credit facility as of January 1, 2023 or October 2, 2022.
Short-term Debt
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our 2021 credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of January 1, 2023, we had no borrowings outstanding under the program. As of October 2, 2022, we had $175.0 million in borrowings outstanding under this program.
Additionally, we hold the following Japanese yen-denominated credit facilities that are available for working capital needs and capital expenditures within our Japanese market:
•A ¥5 billion, or $37.6 million, credit facility is currently set to mature on January 4, 2024. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on Tokyo Interbank Offered Rate ("TIBOR") plus an applicable margin of 0.400%.
•A ¥10 billion, or $75.2 million, credit facility is currently set to mature on March 27, 2023. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.350%.
As of January 1, 2023 and October 2, 2022, we had no borrowings outstanding under these Japanese yen-denominated credit facilities.

Long-term Debt
Components of long-term debt including the associated interest rates and related estimated fair values by calendar maturity (in millions, except interest rates):

	Jan 1, 2023		Oct 2, 2022		Stated Interest Rate	Effective Interest Rate(1)
Issuance	Amount	Estimated Fair Value	Amount	Estimated Fair Value
March 2023 notes	$1,000.0	$996.6	$1,000.0	$996.5	3.100%	3.107%
October 2023 notes(2)	750.0	745.0	750.0	744.8	3.850%	2.859%
February 2024 notes(3)	500.0	496.8	500.0	497.3	4.590%	4.821%
March 2024 notes(4)	639.0	653.5	588.4	584.7	0.372%	0.462%
August 2025 notes	1,250.0	1,225.3	1,250.0	1,209.6	3.800%	3.721%
June 2026 notes	500.0	465.6	500.0	458.3	2.450%	2.511%
March 2027 notes	500.0	447.5	500.0	437.9	2.000%	2.058%
March 2028 notes	600.0	565.2	600.0	554.8	3.500%	3.529%
November 2028 notes	750.0	713.8	750.0	704.7	4.000%	3.958%
August 2029 notes(2)	1,000.0	924.7	1,000.0	900.3	3.550%	3.840%
March 2030 notes	750.0	625.2	750.0	607.7	2.250%	3.084%
November 2030 notes	1,250.0	1,052.7	1,250.0	1,017.9	2.550%	2.582%
February 2032 notes	1,000.0	857.8	1,000.0	827.1	3.000%	3.155%
June 2045 notes	350.0	296.4	350.0	281.5	4.300%	4.348%
December 2047 notes	500.0	381.5	500.0	369.6	3.750%	3.765%
November 2048 notes	1,000.0	866.6	1,000.0	824.6	4.500%	4.504%
August 2049 notes	1,000.0	857.0	1,000.0	817.8	4.450%	4.447%
March 2050 notes	500.0	356.1	500.0	342.0	3.350%	3.362%
November 2050 notes	1,250.0	906.3	1,250.0	874.9	3.500%	3.528%
Total	15,089.0	13,433.6	15,038.4	13,052.0
Aggregate debt issuance costs and unamortized premium/(discount), net	(114.0)		(117.2)
Hedge accounting fair value adjustment(2)	(49.0)		(52.3)
Total	$14,926.0		$14,868.9
(1)Includes the effects of the amortization of any premium or discount and any gain or loss upon settlement of related treasury locks or forward-starting interest rate swaps utilized to hedge interest rate risk prior to the debt issuance.
(2)Amount includes the change in fair value due to changes in benchmark interest rates related to hedging our October 2023 notes and $350 million of our August 2029 notes. Refer to Note 3, Derivative Financial Instruments, for additional information on our interest rate swaps designated as fair value hedges.
(3)Floating rate notes which bear interest at a rate equal to Compounded SOFR (as defined in the February 2024 notes) plus 0.420%, resulting in a stated interest rate of 4.590% at January 1, 2023.
(4)Japanese yen-denominated long-term debt.

The following table summarizes our long-term debt maturities as of January 1, 2023 by fiscal year (in millions):

Fiscal Year	Total
2023	$1,750.0
2024	1,139.0
2025	1,250.0
2026	500.0
2027	500.0
Thereafter	9,950.0
Total	$15,089.0
Note 9: Leases
The components of lease costs (in millions):

	Quarter Ended
	Jan 1, 2023	Jan 2, 2022
Operating lease costs(1)	$384.8	$386.1
Variable lease costs	235.3	229.8
Short-term lease costs	7.0	7.1
Total lease costs	$627.1	$623.0
(1)Includes immaterial amounts of sublease income and rent concessions.
The following table includes supplemental information (in millions):

	Quarter Ended
	Jan 1, 2023	Jan 2, 2022
Cash paid related to operating lease liabilities	$404.1	$410.0
Operating lease liabilities arising from obtaining ROU assets	367.3	346.8

	Jan 1, 2023	Jan 2, 2022
Weighted-average remaining operating lease term	8.5 years	8.6 years
Weighted-average operating lease discount rate	2.7%	2.5%
Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued liabilities and other long-term liabilities on the consolidated balance sheet. There were no material finance leases as of January 1, 2023 and October 2, 2022.
Minimum future maturities of operating lease liabilities (in millions):

Fiscal Year	Total
2023 (excluding the quarter ended January 1, 2023)	$1,511.5
2024	1,472.9
2025	1,332.8
2026	1,177.8
2027	975.4
Thereafter	3,600.2
Total lease payments	10,070.6
Less imputed interest	(1,177.7)
Total	$8,892.9
As of January 1, 2023, we have entered into operating leases that have not yet commenced of $1.2 billion, primarily related to real estate leases. These leases will commence between fiscal year 2023 and fiscal year 2028 with lease terms ranging from three to twenty years.

Note 10: Deferred Revenue
Our deferred revenue primarily consists of the prepaid royalty from Nestlé, for which we have continuing performance obligations to support the Global Coffee Alliance, our unredeemed stored value card liability and unredeemed loyalty points (“Stars”) associated with our loyalty program.
As of January 1, 2023, the current and long-term deferred revenue related to Nestlé was $177.0 million and $6.1 billion, respectively. As of October 2, 2022, the current and long-term deferred revenue related to the Nestlé up-front payment was $177.0 million and $6.2 billion, respectively. During the quarter ended January 1, 2023, we recognized $44.1 million of prepaid royalty revenue related to Nestlé. During the quarter ended January 2, 2022, we recognized $44.2 million of prepaid royalty revenue related to Nestlé.
Changes in our deferred revenue balance related to our stored value cards and loyalty program (in millions):

Quarter Ended January 1, 2023	Total
Stored value cards and loyalty program at October 2, 2022	$1,503.0
Revenue deferred - card activations, card reloads and Stars earned	4,223.4
Revenue recognized - card and Stars redemptions and breakage	(3,714.1)
Other(1)	13.3
Stored value cards and loyalty program at January 1, 2023(2)	$2,025.6

Quarter Ended January 2, 2022	Total
Stored value cards and loyalty program at October 3, 2021	$1,448.5
Revenue deferred - card activations, card reloads and Stars earned	3,917.5
Revenue recognized - card and Stars redemptions and breakage	(3,410.8)
Other(1)	(2.7)
Stored value cards and loyalty program at January 2, 2022(2)	$1,952.5
(1)“Other” primarily consists of changes in the stored value cards and loyalty program balances resulting from foreign currency translation.
(2)As of January 1, 2023 and January 2, 2022, approximately $1.9 billion and $1.8 billion of these amounts were current, respectively.

Note 11:     Equity
Changes in AOCI by component, net of tax (in millions):

Quarter Ended	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
January 1, 2023
Net gains/(losses) in AOCI, beginning of period	$(15.5)	$199.0	$209.1	$(855.8)	$(463.2)
Net gains/(losses) recognized in OCI before reclassifications	1.5	(151.2)	(48.3)	208.9	10.9
Net (gains)/losses reclassified from AOCI to earnings	0.1	(82.7)	(4.0)	—	(86.6)
Other comprehensive income/(loss) attributable to Starbucks	1.6	(233.9)	(52.3)	208.9	(75.7)
Net gains/(losses) in AOCI, end of period	$(13.9)	$(34.9)	$156.8	$(646.9)	$(538.9)

January 2, 2022
Net gains/(losses) in AOCI, beginning of period	$1.5	$158.3	$48.6	$(61.2)	$147.2
Net gains/(losses) recognized in OCI before reclassifications	(2.6)	76.9	31.0	14.2	119.5
Net (gains)/losses reclassified from AOCI to earnings	(0.1)	(10.6)	(2.5)	—	(13.2)
Other comprehensive income/(loss) attributable to Starbucks	(2.7)	66.3	28.5	14.2	106.3
Net gains/(losses) in AOCI, end of period	$(1.2)	$224.6	$77.1	$(47.0)	$253.5
Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):

Quarter Ended
AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Jan 1, 2023	Jan 2, 2022
Gains/(losses) on available-for-sale debt securities	$(0.2)	$0.2	Interest income and other, net
Gains/(losses) on cash flow hedges	93.3	12.5	Please refer to Note 3, Derivative Financial Instruments for additional information.
Gains/(losses) on net investment hedges	5.3	3.4	Interest expense
	98.4	16.1	Total before tax
	(11.8)	(2.9)	Tax expense
	$86.6	$13.2	Net of tax
In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of January 1, 2023.
During the quarters ended January 1, 2023 and January 2, 2022, we repurchased 1.9 million and 31.1 million shares of common stock for $191.4 million and $3.5 billion, respectively. As of January 1, 2023, 50.6 million shares remained available for repurchase under current authorizations.
During the first quarter of fiscal 2023, our Board of Directors approved a quarterly cash dividend to shareholders of $0.53 per share to be paid on February 24, 2023 to shareholders of record as of the close of business on February 10, 2023.
Note 12: Employee Stock Plans
As of January 1, 2023, there were 91.8 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 10.7 million shares available for issuance under our employee stock purchase plan.

Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended
	Jan 1, 2023	Jan 2, 2022
Restricted Stock Units (“RSUs”)	$85.0	$95.7
Options	0.1	0.1
Total stock-based compensation expense	$85.1	$95.8
Stock option and RSU transactions from October 2, 2022 through January 1, 2023 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, October 2, 2022	4.1	7.0
Granted	—	4.0
Options exercised/RSUs vested	(0.7)	(2.7)
Forfeited/expired	—	(0.2)
Options outstanding/Nonvested RSUs, January 1, 2023	3.4	8.1
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of January 1, 2023	$—	$345.3
Note 13: Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended
	Jan 1, 2023	Jan 2, 2022
Net earnings attributable to Starbucks	$855.2	$815.9
Weighted average common shares outstanding (for basic calculation)	1,148.5	1,169.6
Dilutive effect of outstanding common stock options and RSUs	4.4	7.0
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,152.9	1,176.6
EPS — basic	$0.74	$0.70
EPS — diluted	$0.74	$0.69
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes anti-dilutive stock options or RSU's, which were immaterial in the periods presented.
Note 14: Commitments and Contingencies
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
During the pendency of the litigation, the California Office of Environmental Health Hazard Assessment (“OEHHA”) proposed a new regulation clarifying that cancer warnings are not required for coffee under Proposition 65. The regulation was approved by the Office of Administrative Law and became effective on October 1, 2019. In 2020, the trial court granted the defendants’ motion for summary judgment, ruling that the coffee exemption regulation is a complete defense to the Plaintiff’s complaint. On October 26, 2022, the California Court of Appeal affirmed the trial court's dismissal of the case. The Plaintiff’s subsequent request for a rehearing before the California Court of Appeals was denied. On December 2, 2022 Plaintiff filed a petition for review in the California Supreme Court and Starbucks filed a response brief on December 22, 2022. Starbucks believes that the likelihood that the Company will ultimately incur a material loss in connection with this litigation is less than reasonably possible. Accordingly, as of January 1, 2023, no loss contingency has been recorded for this matter.

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
Consolidated revenue mix by product type (in millions):

	Quarter Ended
	Jan 1, 2023		Jan 2, 2022
Beverage(1)	$5,173.0	59%	$4,898.4	61%
Food(2)	1,565.9	18%	1,434.6	18%
Other(3)	1,975.0	23%	1,717.4	21%
Total	$8,713.9	100%	$8,050.4	100%
(1)Beverage represents sales within our company-operated stores.
(2)Food includes sales within our company-operated stores.
(3)Other primarily consists of packaged and single-serve coffees and teas, royalty and licensing revenues, serveware, beverage-related ingredients and ready-to-drink beverages, among other items.
The tables below present financial information for our reportable operating segments and Corporate and Other segment (in millions):
Quarter Ended

	North America	International	Channel Development	Corporate and Other	Total
January 1, 2023
Total net revenues	$6,551.3	$1,680.1	$478.2	$4.3	$8,713.9
Depreciation and amortization expenses	216.9	81.5	—	28.7	327.1
Income from equity investees	—	0.5	57.3	—	57.8
Operating income/(loss)	1,212.4	240.4	226.3	(426.0)	1,253.1

January 2, 2022
Total net revenues	$5,732.3	$1,875.9	$417.1	$25.1	$8,050.4
Depreciation and amortization expenses	200.0	133.1	—	32.9	366.0
Income from equity investees	—	0.7	39.6	—	40.3
Operating income/(loss)	1,083.1	299.6	183.2	(388.1)	1,177.8
Note 16: Subsequent Event
On January 13, 2023, Starbucks finalized the sale of the Seattle's Best Coffee brand to Nestlé and will recognize a pre-tax gain of approximately $90 million in the second quarter of fiscal 2023. With the exception of recognizing the sale to Nestlé, we do not expect the transaction will have a material impact on our ongoing operations and future financial results.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements contained herein are “forward-looking” statements within the meaning of applicable securities laws and regulations. Generally, these statements can be identified by the use of words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements include statements relating to trends in or expectations relating to the effects of our existing and any future initiatives, strategies, investments and plans, including our Reinvention Plan, as well as trends in or expectations regarding our financial results and long-term growth model and drivers; our operations in the U.S. and China; our environmental, social and governance efforts; our partners; economic and consumer trends, including the impact of inflationary pressures; impact of foreign currency translation; strategic pricing actions; the conversion of certain market operations to fully licensed models; our plans for streamlining our operations, including store openings, closures and changes in store formats and models; the success of our licensing relationship with Nestlé, of our consumer packaged goods and foodservice business and its effects on our Channel Development segment results; tax rates; business opportunities, expansions and new initiatives, including Starbucks Odyssey; strategic acquisitions; our dividends programs; commodity costs and our mitigation strategies; our liquidity, cash flow from operations, investments, borrowing capacity and use of proceeds; continuing compliance with our covenants under our credit facilities and commercial paper program; repatriation of cash to the U.S.; the likelihood of the issuance of additional debt and the applicable interest rate; the continuing impact of the COVID-19 pandemic on our financial results and future availability of governmental subsidies for COVID-19 or other public health events; our ceo transition; our share repurchase program; our use of cash and cash requirements; the expected effects of new accounting pronouncements and the estimated impact of changes in U.S. tax law, including on tax rates, investments funded by these changes and potential outcomes; and effects of legal proceedings. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to: the continuing impact of COVID-19 on our business; regulatory measures or voluntary actions that may be put in place to limit the spread of COVID-19, including restrictions on business operations or social distancing requirements, and the duration and efficacy of such restrictions; the resurgence of COVID-19 infections and the circulation of novel variants of COVID-19; fluctuations in U.S. and international economies and currencies; our ability to preserve, grow and leverage our brands; the ability of our business partners and third-party providers to fulfill their responsibilities and commitments; potential negative effects of incidents involving food or beverage-borne illnesses, tampering, adulteration, contamination or mislabeling; potential negative effects of material breaches of our information technology systems to the extent we experience a material breach; material failures of our information technology systems; costs associated with, and the successful execution of, the Company’s initiatives and plans; new initiatives and plans or revisions to existing initiatives or plans; our ability to obtain financing on acceptable terms; the acceptance of the Company’s products by our customers, evolving consumer preferences and tastes and changes in consumer spending behavior; partner investments, changes in the availability and cost of labor including any union organizing efforts and our responses to such efforts; failure to attract or retain key executive or employee talent or successfully transition executives; significant increased logistics costs; inflationary pressures; the impact of competition; inherent risks of operating a global business including any potential negative effects stemming from the Russian invasion of Ukraine; the prices and availability of coffee, dairy and other raw materials; the effect of legal proceedings; and the effects of changes in tax laws and related guidance and regulations that may be implemented, including the Inflation Reduction Act of 2022 and other risks detailed in our filings with the SEC, including in the "Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” sections of the company’s most recently filed periodic reports on Form 10-K and Form 10-Q and subsequent filings.
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
This information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in the 10-K filed with the SEC on November 18, 2022.
Introduction and Overview
Starbucks is the premier roaster, marketer and retailer of specialty coffee in the world, operating in 84 markets. As of January 1, 2023, Starbucks had more than 36,100 company-operated and licensed stores, an increase of 5% from the prior year. Additionally, we sell a variety of consumer-packaged goods, primarily through the Global Coffee Alliance established with Nestlé and other partnerships and joint ventures. During the quarter ended January 1, 2023, our global comparable store sales grew 5%, primarily driven by 10% growth in the U.S. market, partially offset by COVID-19 pandemic-related business conditions in China, leading to a 29% decrease in China comparable store sales.
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
Our fiscal year ends on the Sunday closest to September 30. Fiscal 2023 and 2022 included 52 weeks. All references to store counts, including data for new store openings, are reported net of store closures, unless otherwise noted.
Starbucks results for the first quarter of fiscal 2023 demonstrate the overall strength and resilience of our brand, despite continued COVID-19 pandemic related disruptions in our China market and continued inflationary pressures. Consolidated net revenues increased 8% to $8.7 billion in the first quarter of fiscal 2023 compared to $8.1 billion in the first quarter of fiscal 2022, primarily driven by strength in our U.S. business and growth in our International segment excluding China, partially offset by COVID-19 pandemic related disruptions in China and unfavorable foreign currency translation. Consolidated operating margin decreased 20 basis points from the prior year to 14.4%, primarily driven by previously committed investments in labor including enhanced store partner wages and benefits, inflationary pressures and sales deleverage in China, partially offset by strategic pricing in North America and sales leverage across markets outside of China.
For both the North America segment and our U.S. market, comparable store sales increased 10% for the first quarter of fiscal 2023 compared to an increase of 18% in the first quarter of fiscal 2022. Average ticket for both the North America segment and the U.S. market grew 9%, primarily driven by strategic pricing. The segment also experienced higher costs, primarily related to enhancements in retail store partner wages and benefits, as well as increased supply chain costs due to inflationary pressures.
For the International segment, comparable store sales declined 13% for the first quarter of fiscal 2023, driven by comparable store sales decline of 29% in our China market, which experienced suppressed customer mobility and store closures due to pandemic-related restrictions and a spike in infections. These contributed to a decline in both revenue and operating margin for the segment. The unfavorable impacts were partially offset by strong growth in our major international markets outside of China.
Net revenues for our Channel Development segment increased $61 million, or 15%, when compared with the first quarter of fiscal 2022. This was due to higher product sales to and royalty revenue from the Global Coffee Alliance and growth in our ready-to-drink business.
Despite COVID-19 induced business interruptions in our China market, we have seen the strength and resilience of our brand as well as strong customer demand across our portfolio. While we anticipate continued inflationary pressure, albeit to a lesser extent than in fiscal 2022, and COVID-related interruptions in the China market, we expect improved financial performance in the second half of fiscal 2023, driven by sales leverage, pricing, productivity gains from Reinvention, as well as recovery in China. Absent significant and prolonged COVID-19 relapses or global economic disruptions, we believe our strategy will result in sustainable and profitable growth over the long-term.

Results of Operations (in millions)
Revenues

	Quarter Ended
	Jan 1, 2023	Jan 2, 2022	$ Change	% Change
Company-operated stores	$7,083.5	$6,722.4	$361.1	5.4%
Licensed stores	1,119.5	850.8	268.7	31.6
Other	510.9	477.2	33.7	7.1
Total net revenues	$8,713.9	$8,050.4	$663.5	8.2%
For the quarter ended January 1, 2023 compared with the quarter ended January 2, 2022
Total net revenues for the first quarter of fiscal 2023 increased $664 million, primarily due to higher revenues from company-operated stores ($361 million). The growth of company-operated stores revenue was driven by a 5% increase in comparable store sales ($328 million), attributable to a 7% increase in average ticket offset by a 2% decrease in comparable transactions. Also contributing was incremental revenues from 1,005 net new Starbucks® company-operated stores, or a 6% increase, over the past 12 months ($259 million). Partially offsetting these increases was unfavorable foreign currency translation ($225 million).
Licensed stores revenue increased $269 million contributing to the increase in total net revenues, driven by higher product and equipment sales to and royalty revenues from our licensees ($299 million). Partially offsetting this increase was unfavorable foreign currency translation ($35 million).
Other revenues increased $34 million, primarily due to higher product sales and royalty revenue in the Global Coffee Alliance.

Operating Expenses

	Quarter Ended
	Jan 1, 2023	Jan 2, 2022	$ Change	Jan 1, 2023	Jan 2, 2022
				As a % of Total Net Revenues
Product and distribution costs	$2,810.2	$2,526.9	$283.3	32.2%	31.4%
Store operating expenses	3,665.3	3,400.0	265.3	42.1	42.2
Other operating expenses	129.3	101.7	27.6	1.5	1.3
Depreciation and amortization expenses	327.1	366.0	(38.9)	3.8	4.5
General and administrative expenses	580.9	525.8	55.1	6.7	6.5
Restructuring and impairments	5.8	(7.5)	13.3	0.1	(0.1)
Total operating expenses	7,518.6	6,912.9	605.7	86.3	85.9
Income from equity investees	57.8	40.3	17.5	0.7	0.5
Operating income	$1,253.1	$1,177.8	$75.3	14.4%	14.6%
Store operating expenses as a % of company-operated stores revenue				51.7%	50.6%
For the quarter ended January 1, 2023 compared with the quarter ended January 2, 2022
Product and distribution costs as a percentage of total net revenues increased 80 basis points for the first quarter of fiscal 2023, primarily due to higher supply chain costs driven by inflationary pressures.
Store operating expenses as a percentage of total net revenues decreased 10 basis points for the first quarter of fiscal 2023. Store operating expenses as a percentage of company-operated stores revenue increased 110 basis points, primarily due to enhancements in retail store partner wages and benefits (approximately 350 basis points) and increased spend on new partner training (approximately 60 basis points), partially offset by sales leverage.
Other operating expenses increased $28 million for the first quarter of fiscal 2023, primarily due to higher support costs for our growing licensed markets ($8 million) and strategic investments in technology and other initiatives ($8 million).
Depreciation and amortization expenses as a percentage of total net revenues decreased 70 basis points, primarily due to lapping amortization expenses of acquisition-related intangibles assets.

General and administrative expenses increased $55 million, primarily due to incremental investments in technology ($28 million) and increased support costs to address labor market conditions and leadership training ($17 million).
Income from equity investees increased $18 million, primarily due to higher income from our North American Coffee Partnership joint venture.
The combination of these changes resulted in an overall decrease in operating margin of 20 basis points for the first quarter of fiscal 2023.
Other Income and Expenses

	Quarter Ended
	Jan 1, 2023	Jan 2, 2022	$ Change	Jan 1, 2023	Jan 2, 2022
				As a % of Total Net Revenues
Operating income	$1,253.1	$1,177.8	$75.3	14.4%	14.6%
Interest income and other, net	11.6	(0.1)	11.7	0.1	—
Interest expense	(129.7)	(115.3)	(14.4)	(1.5)	(1.4)
Earnings before income taxes	1,135.0	1,062.4	72.6	13.0	13.2
Income tax expense	279.8	246.3	33.5	3.2	3.1
Net earnings including noncontrolling interests	855.2	816.1	39.1	9.8	10.1
Net earnings attributable to noncontrolling interests	—	0.2	(0.2)	—	—
Net earnings attributable to Starbucks	$855.2	$815.9	$39.3	9.8%	10.1%
Effective tax rate including noncontrolling interests				24.6%	23.2%

For the quarter ended January 1, 2023 compared with the quarter ended January 2, 2022
Interest income and other, net increased $12 million, primarily due to lower net losses from certain investments.
Interest expense increased $14 million, primarily due to rising interest rates on floating rate debt and additional interest incurred on long-term debt issued in February 2022.
The effective tax rate for the quarter ended January 1, 2023 was 24.6% compared to 23.2% for the same period in fiscal 2022. The increase was primarily due to a decrease in stock-based compensation excess tax benefits (approximately 150 basis points).

Segment Information
Results of operations by segment (in millions):
North America

	Quarter Ended
	Jan 1, 2023	Jan 2, 2022	$ Change	Jan 1, 2023	Jan 2, 2022
				As a % of North America Total Net Revenues
Net revenues:
Company-operated stores	$5,870.6	$5,214.1	$656.5	89.6%	91.0%
Licensed stores	680.0	515.9	164.1	10.4	9.0
Other	0.7	2.3	(1.6)	—	—
Total net revenues	6,551.3	5,732.3	819.0	100.0	100.0
Product and distribution costs	1,917.6	1,629.4	288.2	29.3	28.4
Store operating expenses	3,031.4	2,702.4	329.0	46.3	47.1
Other operating expenses	65.6	48.2	17.4	1.0	0.8
Depreciation and amortization expenses	216.9	200.0	16.9	3.3	3.5
General and administrative expenses	102.3	76.7	25.6	1.6	1.3
Restructuring and impairments	5.1	(7.5)	12.6	0.1	(0.1)
Total operating expenses	5,338.9	4,649.2	689.7	81.5	81.1
Operating income	$1,212.4	$1,083.1	$129.3	18.5%	18.9%
Store operating expenses as a % of company-operated stores revenue				51.6%	51.8%

For the quarter ended January 1, 2023 compared with the quarter ended January 2, 2022
Revenues
North America total net revenues for the first quarter of fiscal 2023 increased $819 million, or 14%, primarily due to a 10% increase in comparable store sales ($498 million) driven by a 9% increase in average ticket and a 1% increase in transactions. Also contributing to these increases were the performance of net new company-operated store openings over the past 12 months ($183 million) and higher product and equipment sales to and royalty revenues from our licensees ($160 million).
Operating Margin
North America operating income for the first quarter of fiscal 2023 increased 12% to $1.2 billion, compared to $1.1 billion in the first quarter of fiscal 2022. Operating margin decreased 40 basis points to 18.5%, primarily due to investments in labor, including enhancements in retail store partner wages and benefits (approximately 390 basis points), inflationary pressures on commodities and our supply chain (approximately 210 basis points), as well as increased spend on new partner training (approximately 70 basis points). These were partially offset by strategic pricing (approximately 510 basis points) and sales leverage.

International

	Quarter Ended
	Jan 1, 2023	Jan 2, 2022	$ Change	Jan 1, 2023	Jan 2, 2022
				As a % of International Total Net Revenues
Net revenues:
Company-operated stores	$1,212.9	$1,508.3	$(295.4)	72.2%	80.4%
Licensed stores	439.5	334.9	104.6	26.2	17.9
Other	27.7	32.7	(5.0)	1.6	1.7
Total net revenues	1,680.1	1,875.9	(195.8)	100.0	100.0
Product and distribution costs	593.6	615.8	(22.2)	35.3	32.8
Store operating expenses	633.9	697.6	(63.7)	37.7	37.2
Other operating expenses	50.7	39.2	11.5	3.0	2.1
Depreciation and amortization expenses	81.5	133.1	(51.6)	4.9	7.1
General and administrative expenses	80.5	91.3	(10.8)	4.8	4.9
Total operating expenses	1,440.2	1,577.0	(136.8)	85.7	84.1
Income from equity investees	0.5	0.7	(0.2)	—	—
Operating income	$240.4	$299.6	$(59.2)	14.3%	16.0%
Store operating expenses as a % of company-operated stores revenue				52.3%	46.3%
For the quarter ended January 1, 2023 compared with the quarter ended January 2, 2022
Revenues
International total net revenues for the first quarter of fiscal 2023 decreased $196 million, or 10%, primarily due to unfavorable foreign currency translation ($236 million), as well as a 13% decline in comparable store sales ($170 million), driven by a 12% decrease in customer transactions and a 1% decrease in average ticket, primarily attributable to COVID-19 pandemic related disruptions in China. These decreases were partially offset by higher product and equipment sales to and royalty revenues from our licensees ($139 million), as well as 649 net new company-operated store openings, or 9% increase, over the past 12 months ($76 million).
Operating Margin
International operating income for the first quarter of fiscal 2023 decreased 20% to $240 million, compared to $300 million in the first quarter of fiscal 2022. Operating margin decreased 170 basis points to 14.3%, primarily due to sales deleverage related to COVID-19 pandemic related impacts in our China market (approximately 650 basis points) and higher commodity and supply chain costs due to inflationary pressures (approximately 70 basis points). These decreases were partially offset by sales leverage across markets outside of China (approximately 240 basis points) the resulting business mix (approximately 140 basis points), as well as lapping amortization expenses of acquisition-related intangibles assets that are now fully amortized (approximately 230 basis points).

Channel Development

	Quarter Ended
	Jan 1, 2023	Jan 2, 2022	$ Change	Jan 1, 2023	Jan 2, 2022
				As a % of Channel Development Total Net Revenues
Net revenues	$478.2	$417.1	$61.1
Product and distribution costs	294.2	258.8	35.4	61.5%	62.0%
Other operating expenses	13.0	11.4	1.6	2.7	2.7
General and administrative expenses	2.0	3.3	(1.3)	0.4	0.8
Total operating expenses	309.2	273.5	35.7	64.7	65.6
Income from equity investees	57.3	39.6	17.7	12.0	9.5
Operating income	$226.3	$183.2	$43.1	47.3%	43.9%
For the quarter ended January 1, 2023 compared with the quarter ended January 2, 2022
Revenues
Channel Development total net revenues for the first quarter of fiscal 2023 increased $61 million, or 15%, primarily due to higher Global Coffee Alliance product sales and royalty revenue ($43 million) and growth in our ready-to-drink business ($26 million).
Operating Margin
Channel Development operating income for the first quarter of fiscal 2023 increased 24% to $226 million, compared to $183 million in the first quarter of fiscal 2022. Operating margin increased 340 basis points to 47.3%, primarily due to growth in our North American Coffee Partnership joint venture income.

Corporate and Other

	Quarter Ended
	Jan 1, 2023	Jan 2, 2022	$ Change	% Change
Net revenues:
Other	$4.3	$25.1	$(20.8)	(82.9)%
Total net revenues	4.3	25.1	(20.8)	(82.9)
Product and distribution costs	4.8	22.9	(18.1)	(79.0)
Other operating expenses	—	2.9	(2.9)	nm
Depreciation and amortization expenses	28.7	32.9	(4.2)	(12.8)
General and administrative expenses	396.1	354.5	41.6	11.7
Restructuring and impairments	0.7	—	0.7	nm
Total operating expenses	430.3	413.2	17.1	4.1
Operating loss	$(426.0)	$(388.1)	$(37.9)	9.8%
Corporate and Other primarily consists of our unallocated corporate expenses and Evolution Fresh, prior to its sale in the fourth quarter of fiscal 2022. Unallocated corporate expenses include corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments.
For the quarter ended January 1, 2023 compared with the quarter ended January 2, 2022
Corporate and Other operating loss increased to $426 million for the first quarter of fiscal 2023, or 10%, compared to $388 million for the first quarter of fiscal 2022. This increase was primarily driven by incremental investments in technology ($28 million) and increased support costs to address labor market conditions ($9 million). These increases were partially offset by lower performance based compensation ($12 million).

Quarterly Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) and transferred during the period
	Quarter Ended		Stores open as of
	Jan 1, 2023	Jan 2, 2022	Jan 1, 2023	Jan 2, 2022
North America
Company-operated stores	40	39	10,256	9,900
Licensed stores	46	23	7,125	6,988
Total North America	86	62	17,381	16,888
International
Company-operated stores	97	213	8,134	7,485
Licensed stores	276	209	10,655	9,944
Total International	373	422	18,789	17,429
Total Company	459	484	36,170	34,317

Financial Condition, Liquidity and Capital Resources
Cash and Investment Overview
Our cash and investments totaled $3.6 billion as of January 1, 2023 and $3.5 billion as of October 2, 2022. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, make acquisitions and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate debt securities, government treasury securities (foreign and domestic) and commercial paper as well as principal-protected structured deposits. As of January 1, 2023, approximately $2.7 billion of cash and short-term investment were held in foreign subsidiaries.
Borrowing Capacity
Revolving Credit Facility
Our $3.0 billion unsecured five-year revolving credit facility (the “2021 credit facility”), of which $150 million may be used for issuances of letters of credit, is currently set to mature on September 16, 2026. The 2021 credit facility is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $1.0 billion.
Borrowings under the 2021 credit facility will bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the 2021 credit facility), in each case plus an applicable margin. The applicable margin is based on the Company’s long-term credit ratings assigned by the Moody’s and Standard & Poor’s rating agencies. The 2021 credit facility contains alternative interest rate provisions specifying rate calculations to be used at such time LIBOR ceases to be available as a benchmark due to reference rate reform. The “Base Rate” is the highest of (i) the Federal Funds Rate (as defined in the 2021 credit facility) plus 0.500%, (ii) Bank of America’s prime rate and (iii) the Eurocurrency Rate (as defined in the 2021 credit facility) plus 1.000%.
The 2021 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of January 1, 2023, we were in compliance with all applicable covenants. No amounts were outstanding under our 2021 credit facility as of January 1, 2023 or October 2, 2022.
Commercial Paper
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under the 2021 credit facility discussed above. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of January 1, 2023, we had no borrowings outstanding under our commercial paper program. As of October 2, 2022, we had $175.0 million in borrowings outstanding under this program. Our total contractual borrowing capacity for general corporate purposes was $3.0 billion as of the end of our first quarter of fiscal 2023.
Credit facilities in Japan
Additionally, we hold Japanese yen-denominated credit facilities for the use of our Japan subsidiary. These are available for working capital needs and capital expenditures within our Japanese market.
•A ¥5 billion, or $37.6 million, credit facility is currently set to mature on January 4, 2024. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.400%.
•A ¥10 billion, or $75.2 million, credit facility is currently set to mature on March 27, 2023. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.350%.
As of January 1, 2023 and October 2, 2022, we had no borrowings outstanding under these Japanese yen-denominated credit facilities.
See Note 8, Debt, to the consolidated financial statements included in Item 1 of Part I of this 10-Q for details of the components of our long-term debt.
Our ability to incur new liens and conduct sale and leaseback transactions on certain material properties is subject to compliance with terms of the indentures under which the long-term notes were issued. As of January 1, 2023, we were in compliance with all applicable covenants.
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
We regularly review our cash positions and our determination of indefinite reinvestment of foreign earnings. In the event we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes, which could be material. While we do not anticipate the need for repatriated funds to the U.S. to satisfy domestic liquidity requirements, any foreign earnings which are not indefinitely reinvested may be repatriated at management’s discretion.
During the first quarter of fiscal 2023, our Board of Directors approved a quarterly cash dividend to shareholders of $0.53 per share to be paid on February 24, 2023 to shareholders of record as of the close of business on February 10, 2023.
During the first quarter of fiscal 2023, we resumed our share repurchase program which was temporarily suspended in April 2022. During the quarter ended January 1, 2023, we repurchased 1.9 million shares of common stock for $191.4 million. As of January 1, 2023, 50.6 million shares remained available for repurchase under current authorizations.
Other than normal operating expenses, cash requirements for the remainder of fiscal 2023 are expected to consist primarily of capital expenditures for investments in our new and existing stores, our supply chain and corporate facilities. Total capital expenditures for fiscal 2023 are expected to be approximately $2.5 billion.

In the MD&A included in the 10-K, we disclosed that we had $33.2 billion of current and long-term material cash requirements as of October 2, 2022. There have been no material changes to our material cash requirements during the period covered by this 10-Q outside of the normal course of our business.
Cash Flows
Cash provided by operating activities was $1.6 billion for the first quarter of fiscal 2023, compared to $1.9 billion for the same period in fiscal 2022. The change was primarily due to the timing of payments, lower non-cash depreciation and amortization expenses in current year, and net cash used by changes in other operating assets and liabilities.
Cash used in investing activities for the first quarter of fiscal 2023 totaled $279 million, compared to cash used in investing activities of $401 million for the same period in fiscal 2022. The change was primarily due to an increase in maturities and calls of investments, partially offset by higher spend on capital expenditures.
Cash used in financing activities for the first quarter of fiscal 2023 totaled $1.0 billion compared to cash used in financing activities of $4.0 billion for the same period in fiscal 2022. The change is primarily due to a decrease in share repurchase activities.
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
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 1, Summary of Significant Accounting Policies and Estimates, to the consolidated financial statements included in Item 1 of Part I of this 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 10-K describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since the 10-K.
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
During the first quarter of fiscal 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our interim chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our interim chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (January 1, 2023).
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
Item 1A.Risk Factors
In addition to the other information set forth in this 10-Q, you should carefully consider the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 10-K and Part II, Item 1A. There have been no material changes to the risk factors disclosed in our 10-K.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding repurchases of our common stock during the quarter ended January 1, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
Period (1)
October 3, 2022 - October 30, 2022			—	52,572,178
October 31, 2022 - November 27, 2022	826,522	$95.83	826,522	51,745,656
November 28, 2022 - January 1, 2023	1,107,480	101.32	1,107,480	50,638,176
Total	1,934,002	$98.97	1,934,002
(1)Monthly information is presented by reference to our fiscal months during the first quarter of fiscal 2023.
(2)Share repurchases are conducted under our ongoing share repurchase program announced in September 2001, which has no expiration date, and for which the authorized number of shares has been increased by our Board numerous times, with our Board most recently authorizing the repurchase of up to an additional 40 million shares in March 2022.
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
Item 3.Defaults upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.

Item 6.Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	000-20322	04/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through March 17, 2021)	8-K	000-20322	03/19/2021	3.1
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—
101	The following financial statements from the Company's 10-Q for the fiscal quarter ended January 1, 2023, formatted in iXBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity and (vi) Notes to Consolidated Financial Statements	—	—	—	—	X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	—	—	—	—	X

* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
February 2, 2023

STARBUCKS CORPORATION

By:	/s/ Rachel Ruggeri
Rachel Ruggeri
executive vice president, chief financial officer
Signing on behalf of the registrant and as principal financial officer