Form 10-Q
period 2023-04-02
STARBUCKS CORP
filed 2023-05-02
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 2, 2023
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

Shares Outstanding as of April 26, 2023
1,146.4 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended April 2, 2023

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Quarter Ended		Two Quarters Ended
	Apr 2, 2023	Apr 3, 2022	Apr 2, 2023	Apr 3, 2022
Net revenues:
Company-operated stores	$7,142.3	$6,276.7	$14,225.7	$12,999.1
Licensed stores	1,069.5	849.5	2,189.0	1,700.3
Other	508.0	509.4	1,019.1	986.6
Total net revenues	8,719.8	7,635.6	17,433.8	15,686.0
Product and distribution costs	2,801.7	2,465.8	5,611.9	4,992.7
Store operating expenses	3,636.0	3,314.7	7,301.3	6,714.6
Other operating expenses	126.2	101.7	255.4	203.4
Depreciation and amortization expenses	341.9	367.7	669.0	733.8
General and administrative expenses	620.4	481.5	1,201.3	1,007.3
Restructuring and impairments	8.8	4.4	14.7	(3.1)
Total operating expenses	7,535.0	6,735.8	15,053.6	13,648.7
Income from equity investees	51.4	49.1	109.2	89.4
Gain from sale of assets	91.3	—	91.3	—
Operating income	1,327.5	948.9	2,580.7	2,126.7
Interest income and other, net	18.4	46.3	30.0	46.2
Interest expense	(136.3)	(119.1)	(266.0)	(234.4)
Earnings before income taxes	1,209.6	876.1	2,344.7	1,938.5
Income tax expense	301.3	201.1	581.1	447.4
Net earnings including noncontrolling interests	908.3	675.0	1,763.6	1,491.1
Net earnings attributable to noncontrolling interests	0.0	0.5	0.0	0.7
Net earnings attributable to Starbucks	$908.3	$674.5	$1,763.6	$1,490.4
Earnings per share - basic	$0.79	$0.59	$1.54	$1.29
Earnings per share - diluted	$0.79	$0.58	$1.53	$1.28
Weighted average shares outstanding:
Basic	1,148.5	1,149.2	1,148.4	1,159.4
Diluted	1,152.7	1,153.9	1,152.8	1,165.2

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended		Two Quarters Ended
	Apr 2, 2023	Apr 3, 2022	Apr 2, 2023	Apr 3, 2022
Net earnings including noncontrolling interests	$908.3	$675.0	$1,763.6	$1,491.1
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale debt securities	3.6	(10.5)	5.6	(13.9)
Tax (expense)/benefit	(0.8)	2.6	(1.3)	3.4
Unrealized gains/(losses) on cash flow hedging instruments	(1.2)	67.1	(181.9)	155.8
Tax (expense)/benefit	0.1	(14.2)	29.6	(26.0)
Unrealized gains/(losses) on net investment hedging instruments	(2.7)	38.1	(67.3)	79.6
Tax (expense)/benefit	0.7	(9.6)	17.0	(20.1)
Translation adjustment and other	74.7	(38.5)	283.6	(24.3)
Tax (expense)/benefit	—	—	—	—
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale debt securities, hedging instruments, and translation adjustment	(66.6)	(34.2)	(165.0)	(50.3)
Tax expense/(benefit)	9.5	6.0	21.3	8.9
Other comprehensive income/(loss)	17.3	6.8	(58.4)	113.1
Comprehensive income including noncontrolling interests	925.6	681.8	1,705.2	1,604.2
Comprehensive income attributable to noncontrolling interests	—	0.5	—	0.7
Comprehensive income attributable to Starbucks	$925.6	$681.3	$1,705.2	$1,603.5

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	Apr 2, 2023	Oct 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$3,071.8	$2,818.4
Short-term investments	379.4	364.5
Accounts receivable, net	1,185.8	1,175.5
Inventories	2,000.6	2,176.6
Prepaid expenses and other current assets	408.6	483.7
Total current assets	7,046.2	7,018.7
Long-term investments	251.2	279.1
Equity investments	360.5	311.2
Property, plant and equipment, net	6,818.6	6,560.5
Operating lease, right-of-use asset	8,251.6	8,015.6
Deferred income taxes, net	1,811.1	1,799.7
Other long-term assets	526.7	554.2
Other intangible assets	130.8	155.9
Goodwill	3,412.3	3,283.5
TOTAL ASSETS	$28,609.0	$27,978.4
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$1,434.0	$1,441.4
Accrued liabilities	1,970.0	2,137.1
Accrued payroll and benefits	710.9	761.7
Current portion of operating lease liability	1,269.5	1,245.7
Stored value card liability and current portion of deferred revenue	1,795.9	1,641.9
Short-term debt	52.8	175.0
Current portion of long-term debt	1,888.7	1,749.0
Total current liabilities	9,121.8	9,151.8
Long-term debt	13,544.8	13,119.9
Operating lease liability	7,753.5	7,515.2
Deferred revenue	6,200.2	6,279.7
Other long-term liabilities	488.1	610.5
Total liabilities	37,108.4	36,677.1
Shareholders' deficit:
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,147.0 and 1,147.9 shares, respectively	1.1	1.1
Additional paid-in capital	38.2	205.3
Retained deficit	(8,024.6)	(8,449.8)
Accumulated other comprehensive income/(loss)	(521.6)	(463.2)
Total shareholders’ deficit	(8,506.9)	(8,706.6)
Noncontrolling interests	7.5	7.9
Total deficit	(8,499.4)	(8,698.7)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$28,609.0	$27,978.4

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Two Quarters Ended
	Apr 2, 2023	Apr 3, 2022
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$1,763.6	$1,491.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	709.3	777.7
Deferred income taxes, net	2.6	28.4
Income earned from equity method investees	(109.9)	(118.7)
Distributions received from equity method investees	88.0	100.8
Gain on sale of assets	(91.3)	—
Stock-based compensation	159.3	149.2
Non-cash lease costs	584.7	670.7
Loss on retirement and impairment of assets	75.6	77.3
Other	22.6	(17.9)
Cash provided by/(used in) changes in operating assets and liabilities:
Accounts receivable	26.2	(62.1)
Inventories	194.6	(324.9)
Accounts payable	(51.2)	133.0
Deferred revenue	54.0	110.2
Operating lease liability	(621.8)	(766.3)
Other operating assets and liabilities	(445.5)	(215.7)
Net cash provided by operating activities	2,360.8	2,032.8
INVESTING ACTIVITIES:
Purchases of investments	(247.7)	(67.5)
Sales of investments	1.9	72.6
Maturities and calls of investments	270.0	55.7
Additions to property, plant and equipment	(1,002.0)	(871.9)
Proceeds from sale of assets	110.0	—
Other	(39.2)	(69.8)
Net cash used in investing activities	(907.0)	(880.9)
FINANCING ACTIVITIES:
Net (payments)/proceeds from issuance of commercial paper	(175.0)	—
Net proceeds from issuance of short-term debt	52.8	17.4
Repayments of short-term debt	—	(12.6)
Net proceeds from issuance of long-term debt	1,497.8	1,498.1
Repayments of long-term debt	(1,000.0)	—
Proceeds from issuance of common stock	129.8	56.3
Cash dividends paid	(1,217.4)	(1,139.2)
Repurchase of common stock	(479.3)	(3,997.5)
Minimum tax withholdings on share-based awards	(81.4)	(122.1)
Other	(10.7)	(9.2)
Net cash provided by/(used in) financing activities	(1,283.4)	(3,708.8)
Effect of exchange rate changes on cash and cash equivalents	83.0	14.6
Net increase/(decrease) in cash and cash equivalents	253.4	(2,542.3)
CASH AND CASH EQUIVALENTS:
Beginning of period	2,818.4	6,455.7
End of period	$3,071.8	$3,913.4
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$250.4	$236.0
Income taxes	$636.8	$783.2
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
For the Quarter Ended April 2, 2023 and April 3, 2022
(in millions, except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, January 1, 2023	1,148.5	$1.1	$67.2	$(8,203.2)	$(538.9)	$(8,673.8)	$7.9	$(8,665.9)
Net earnings	—	—	—	908.3	—	908.3	—	908.3
Other comprehensive loss	—	—	—	—	17.3	17.3	—	17.3
Stock-based compensation expense	—	—	75.0	—	—	75.0	—	75.0
Exercise of stock options/vesting of RSUs	1.3	—	68.2	—	—	68.2	—	68.2
Sale of common stock	0.2	—	13.3	—	—	13.3	—	13.3
Repurchase of common stock	(3.0)	—	(182.5)	(121.5)	—	(304.0)	—	(304.0)
Cash dividends declared, $0.53 per share	—	—	—	(608.2)	—	(608.2)	—	(608.2)
Purchase of noncontrolling interests	—	—	(3.0)	—	—	(3.0)	(0.4)	(3.4)
Balance, April 2, 2023	1,147.0	$1.1	$38.2	$(8,024.6)	$(521.6)	$(8,506.9)	$7.5	$(8,499.4)

Balance, January 2, 2022	1,151.6	$1.2	$41.1	$(8,753.0)	$253.5	$(8,457.2)	$6.9	$(8,450.3)
Net earnings	—	—	—	674.5	—	674.5	0.5	675.0
Other comprehensive income	—	—	—	—	6.8	6.8	—	6.8
Stock-based compensation expense	—	—	54.4	—	—	54.4	—	54.4
Exercise of stock options/vesting of RSUs	0.4	(0.1)	(4.4)	—	—	(4.5)	—	(4.5)
Sale of common stock	0.1	—	11.0	—	—	11.0	—	11.0
Repurchase of common stock	(5.2)	—	(61.0)	(431.1)	—	(492.1)	—	(492.1)
Cash dividends declared, $0.49 per share	—	—	—	(560.9)	—	(560.9)	—	(560.9)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(0.6)	(0.6)
Balance, April 3, 2022	1,146.9	$1.1	$41.1	$(9,070.5)	$260.3	$(8,768.0)	$6.8	$(8,761.2)

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
For the Two Quarters Ended April 2, 2023 and April 3, 2022
(in millions, except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, October 2, 2022	1,147.9	$1.1	$205.3	$(8,449.8)	$(463.2)	$(8,706.6)	$7.9	$(8,698.7)
Net earnings	—	—	—	1,763.6	—	1,763.6	—	1,763.6
Other comprehensive loss	—	—	—	—	(58.4)	(58.4)	—	(58.4)
Stock-based compensation expense	—	—	161.4	—	—	161.4	—	161.4
Exercise of stock options/vesting of RSUs	3.7	—	23.5	—	—	23.5	—	23.5
Sale of common stock	0.3	—	24.9	—	—	24.9	—	24.9
Repurchase of common stock	(4.9)	—	(373.9)	(121.5)	—	(495.4)	—	(495.4)
Cash dividends declared, $1.06 per share	—	—	—	(1,216.9)	—	(1,216.9)	—	(1,216.9)
Purchase of noncontrolling interests	—	—	(3.0)	—	—	(3.0)	(0.4)	(3.4)
Balance, April 2, 2023	1,147.0	$1.1	$38.2	$(8,024.6)	$(521.6)	$(8,506.9)	$7.5	$(8,499.4)

Balance, October 3, 2021	1,180.0	$1.2	$846.1	$(6,315.7)	$147.2	$(5,321.2)	$6.7	$(5,314.5)
Net earnings	—	—	—	1,490.4	—	1,490.4	0.7	1,491.1
Other comprehensive income	—	—	—	—	113.1	113.1	—	113.1
Stock-based compensation expense	—	—	151.5	—	—	151.5	—	151.5
Exercise of stock options/vesting of RSUs	3.0	(0.1)	(88.5)	—	—	(88.6)	—	(88.6)
Sale of common stock	0.2	—	22.8	—	—	22.8	—	22.8
Repurchase of common stock	(36.3)	—	(890.8)	(3,122.2)	—	(4,013.0)	—	(4,013.0)
Cash dividends declared, $0.98 per share	—	—	—	(1,123.0)	—	(1,123.0)	—	(1,123.0)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(0.6)	(0.6)
Balance, April 3, 2022	1,146.9	$1.1	$41.1	$(9,070.5)	$260.3	$(8,768.0)	$6.8	$(8,761.2)

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1: Summary of Significant Accounting Policies and Estimates
Financial Statement Preparation
The unaudited consolidated financial statements as of April 2, 2023, and for the quarters and two quarters ended April 2, 2023 and April 3, 2022, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarters and two quarters ended April 2, 2023 and April 3, 2022 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”), Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
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
The results of operations for the quarter and two quarters ended April 2, 2023 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 1, 2023 (“fiscal 2023”).
The novel coronavirus, known as the global COVID-19 pandemic, was first identified in December 2019 before spreading to markets where we have company-operated or licensed stores. We have since established the necessary protocols to operate safely, and in many of our markets, our businesses demonstrated powerful momentum beyond recovery from the COVID-19 pandemic. During the quarter ended April 2, 2023, our China market began recovering from pandemic-related business interruptions in previous quarters that had suppressed customer mobility. We continue to monitor the COVID-19 pandemic and its effect on our business and results of operations; however, we cannot predict the duration, scope or severity of the COVID-19 pandemic or its future impact on our business, results of operations, cash flows and financial condition.
Restructuring
In fiscal 2022, we announced our plan in the U.S. market to increase efficiency while elevating the partner and customer experience (the “Reinvention Plan”). We believe the company-operated market investments in partner wages and trainings have increased retention and productivity while the acceleration of purpose-built store concepts and innovations in technologies will provide additional convenience and connection with our customers. As a result of the restructuring efforts in connection with the Reinvention Plan, we recorded an immaterial charge on our consolidated statements of earnings during the quarter and two quarters ended April 2, 2023. Future restructuring and impairment costs attributable to our Reinvention Plan are not expected to be material.
As of April 2, 2023 and October 2, 2022, there were no material restructuring-related accrued liabilities on our consolidated balance sheets.
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
Note 2: Acquisitions, Divestitures and Strategic Alliance
Fiscal 2023
On January 13, 2023, we sold the assets, primarily consisting of intellectual properties associated with the Seattle's Best Coffee brand, to Nestlé for $110.0 million. The transaction resulted in a pre-tax gain of $91.3 million, which was included in gain from sale of assets on our consolidated statements of earnings. Results from Seattle's Best Coffee operations prior to the sale are reported in our Channel Development operating segment.

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

Gains and losses on derivative contracts and foreign currency-denominated debt designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract/Debt Remaining Maturity (Months)
	Apr 2, 2023	Oct 2, 2022
Cash Flow Hedges:
Coffee	$(89.8)	$153.9	$(87.7)	4
Cross-currency swaps	(1.3)	(1.9)	—	20
Dairy	(3.4)	(2.6)	(3.4)	10
Foreign currency - other	11.7	55.3	11.7	33
Interest rates	(5.3)	(5.8)	0.2	0
Net Investment Hedges:
Cross-currency swaps	46.7	67.3	—	108
Foreign currency	16.1	16.1	—	0
Foreign currency debt	86.8	125.7	—	12

Pre-tax gains and losses on derivative contracts and foreign currency-denominated long-term debt designated as hedging instruments recognized in other comprehensive income (“OCI”) and reclassifications from AOCI to earnings (in millions):

	Quarter Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Location of gain/(loss)
	Apr 2, 2023	Apr 3, 2022	Apr 2, 2023	Apr 3, 2022
Cash Flow Hedges:
Coffee	$(0.5)	$24.0	$59.9	$17.8	Product and distribution costs
Cross-currency swaps	(2.5)	4.9	(3.0)	(0.8)	Interest expense
			(0.1)	9.4	Interest income and other, net
Dairy	(2.3)	3.4	(3.3)	2.9	Product and distribution costs
Foreign currency - other	3.8	0.7	4.0	2.4	Licensed stores revenue
			2.2	(0.3)	Product and distribution costs
Interest rates	0.3	34.1	0.2	(0.5)	Interest expense
Net Investment Hedges:
Cross-currency swaps	(1.1)	(2.1)	7.0	3.5	Interest expense
Foreign currency debt	(1.6)	40.2	—	—

	Two Quarters Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Location of gain/(loss)
	Apr 2, 2023	Apr 3, 2022	Apr 2, 2023	Apr 3, 2022
Cash Flow Hedges:
Coffee	$(119.9)	$95.5	$156.6	$24.3	Product and distribution costs
Cross-currency swaps	(14.2)	9.4	(5.7)	(1.6)	Interest expense
			(9.2)	16.3	Interest income and other, net
Dairy	(5.9)	8.0	(4.8)	2.5	Product and distribution costs
Foreign currency - other	(42.2)	7.6	11.9	4.5	Licensed stores revenue
			4.4	(1.7)	Product and distribution costs
			0.2	—	Interest income and other, net
Interest rates	0.3	35.3	(0.3)	(0.9)	Interest expense
Net Investment Hedges:
Cross-currency swaps	(15.1)	14.2	12.3	6.9	Interest expense
Foreign currency debt	(52.2)	65.4	—	—
Pre-tax gains and losses on non-designated derivatives and designated fair value hedging instruments and the related fair value hedged item recognized in earnings (in millions):

		Gains/(Losses) Recognized in Earnings
	Location of gain/(loss) recognized in earnings	Quarter Ended		Two Quarters Ended
		Apr 2, 2023	Apr 3, 2022	Apr 2, 2023	Apr 3, 2022
Non-Designated Derivatives:
Dairy	Interest income and other, net	$—	$0.1	$—	$0.1
Foreign currency - other	Interest income and other, net	1.6	11.6	(10.0)	21.8
Coffee	Interest income and other, net	—	6.2	(5.5)	9.3
Diesel fuel and other commodities	Interest income and other, net	(1.7)	0.7	(1.9)	0.7
Fair Value Hedges:
Interest rate swap	Interest expense	4.7	(21.3)	3.1	(26.1)
Long-term debt (hedged item)	Interest expense	(12.1)	24.8	(15.4)	33.0

Notional amounts of outstanding derivative contracts (in millions):

	Apr 2, 2023	Oct 2, 2022
Coffee	$186	$649
Cross-currency swaps	1,108	741
Dairy	77	94
Diesel fuel and other commodities	25	33
Foreign currency - other	1,194	1,269
Interest rate swaps	1,100	1,100
Fair value of outstanding derivative contracts (in millions) including the location of the asset and/or liability on the consolidated balance sheets:

		Derivative Assets
	Balance Sheet Location	Apr 2, 2023	Oct 2, 2022
Designated Derivative Instruments:
Cross-currency swaps	Other long-term assets	$81.9	$115.4
Dairy	Prepaid expenses and other current assets	0.1	0.5
Foreign currency - other	Prepaid expenses and other current assets	19.9	39.9
	Other long-term assets	10.9	33.5
Non-designated Derivative Instruments:
Diesel fuel and other commodities	Prepaid expenses and other current assets	0.1	0.4
Foreign currency	Prepaid expenses and other current assets	4.1	34.3
	Other long-term assets	—	7.3

		Derivative Liabilities
	Balance Sheet Location	Apr 2, 2023	Oct 2, 2022
Designated Derivative Instruments:
Cross-currency swaps	Other long-term liabilities	$8.8	$—
Dairy	Accrued liabilities	1.8	2.9
Foreign currency - other	Accrued liabilities	7.9	0.3
	Other long-term liabilities	8.1	—
Interest rate swaps	Accrued liabilities	10.0	12.0
	Other long-term liabilities	25.9	34.0
Non-designated Derivative Instruments:
Diesel fuel and other commodities	Accrued liabilities	1.3	—
Foreign currency	Accrued liabilities	1.6	5.8
The following amounts were recorded on the consolidated balance sheets related to fixed-to-floating interest rate swaps designated in fair value hedging relationships (in millions):

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount
	Apr 2, 2023	Oct 2, 2022	Apr 2, 2023	Oct 2, 2022
Location on the balance sheet
Long-term debt	$1,063.1	$1,047.7	$(36.9)	$(52.3)
Additional disclosures related to cash flow gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 11, Equity.

Note 4: Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at April 2, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,071.8	$3,071.8	$—	$—
Short-term investments:
Available-for-sale debt securities
Commercial paper	0.1	—	0.1	—
Corporate debt securities	53.2	—	53.2	—
U.S. government treasury securities	5.4	5.4	—	—
Foreign government obligations	3.8	—	3.8	—
Mortgage and other asset-backed securities	0.7	—	0.7	—
Total available-for-sale debt securities	63.2	5.4	57.8	—
Structured deposits	248.4	—	248.4	—
Marketable equity securities	67.8	67.8	—	—
Total short-term investments	379.4	73.2	306.2	—
Prepaid expenses and other current assets:
Derivative assets	24.2	—	24.2	—
Long-term investments:
Available-for-sale debt securities
Corporate debt securities	101.0	—	101.0	—
Mortgage and other asset-backed securities	50.7	—	50.7	—
State and local government obligations	1.3	—	1.3	—
U.S. government treasury securities	98.2	98.2	—	—
Total long-term investments	251.2	98.2	153.0	—
Other long-term assets:
Derivative assets	92.8	—	92.8	—
Total assets	$3,819.4	$3,243.2	$576.2	$—
Liabilities:
Accrued liabilities:
Derivative liabilities	$22.6	$—	$22.6	$—
Other long-term liabilities:
Derivative liabilities	42.8	—	42.8	—
Total liabilities	$65.4	$—	$65.4	$—

		Fair Value Measurements at Reporting Date Using
	Balance at October 2, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,818.4	$2,797.3	$21.1	$—
Short-term investments:
Available-for-sale debt securities
Corporate debt securities	22.4	—	22.4	—
U.S. government treasury securities	9.3	9.3	—	—
Total available-for-sale debt securities	31.7	9.3	22.4	—
Structured deposits	275.1	—	275.1	—
Marketable equity securities	57.7	57.7	—	—
Total short-term investments	364.5	67.0	297.5	—
Prepaid expenses and other current assets:
Derivative assets	75.1	—	75.1	—
Long-term investments:
Available-for-sale debt securities
Corporate debt securities	134.7	—	134.7	—
Foreign government obligations	3.8	—	3.8	—
Mortgage and other asset-backed securities	56.5	—	56.5	—
State and local government obligations	1.3	—	1.3	—
U.S. government treasury securities	82.8	82.8	—	—
Total long-term investments	279.1	82.8	196.3	—
Other long-term assets:
Derivative assets	156.2	—	156.2	—
Total assets	$3,693.3	$2,947.1	$746.2	$—
Liabilities:
Accrued liabilities:
Derivative liabilities	$21.0	$—	$21.0	$—
Other long-term liabilities:
Derivative liabilities	34.0	—	34.0	—
Total liabilities	$55.0	$—	$55.0	$—
There were no material transfers between levels and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Gross unrealized holding gains and losses on available-for-sale debt securities, structured deposits and marketable equity securities were not material as of April 2, 2023 and October 2, 2022.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, ROU assets, goodwill and other intangible assets and other assets. These assets are measured at fair value if determined to be impaired.

The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 8, Debt. There were no material fair value adjustments during the two quarters ended April 2, 2023 and April 3, 2022.
Note 5: Inventories (in millions):

	Apr 2, 2023	Oct 2, 2022
Coffee:
Unroasted	$944.2	$1,018.6
Roasted	279.4	310.3
Other merchandise held for sale	376.1	430.9
Packaging and other supplies	400.9	416.8
Total	$2,000.6	$2,176.6
Other merchandise held for sale includes, among other items, serveware, food and tea. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of April 2, 2023, we had committed to purchasing green coffee totaling $408.4 million under fixed-price contracts and an estimated $828.3 million under price-to-be-fixed contracts. A portion of our price-to-be-fixed contracts are effectively fixed through the use of futures. See Note 3, Derivative Financial Instruments, for further discussion. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base “C” coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on established relationships with our suppliers and continuous monitoring, the risk of non-delivery on these purchase commitments is remote.
Note 6: Supplemental Balance Sheet and Statement of Earnings Information (in millions):
Property, Plant and Equipment, net

	Apr 2, 2023	Oct 2, 2022
Land	$46.1	$46.1
Buildings	567.3	555.4
Leasehold improvements	9,578.2	9,066.8
Store equipment	3,179.2	3,018.2
Roasting equipment	816.3	838.5
Furniture, fixtures and other	1,609.4	1,526.1
Work in progress	654.4	558.7
Property, plant and equipment, gross	16,450.9	15,609.8
Accumulated depreciation	(9,632.3)	(9,049.3)
Property, plant and equipment, net	$6,818.6	$6,560.5
Accrued Liabilities

	Apr 2, 2023	Oct 2, 2022
Accrued occupancy costs	$82.8	$84.6
Accrued dividends payable	607.8	608.3
Accrued capital and other operating expenditures	686.3	878.1
Self-insurance reserves	248.7	232.3
Income taxes payable	150.6	139.2
Accrued business taxes	193.8	194.6
Total accrued liabilities	$1,970.0	$2,137.1

Store Operating Expenses

	Quarter Ended		Two Quarters Ended
	Apr 2, 2023	Apr 3, 2022	Apr 2, 2023	Apr 3, 2022
Wages and benefits	$2,174.3	$2,018.3	$4,389.9	$4,029.0
Occupancy costs	703.4	664.9	1,374.9	1,330.2
Other expenses	758.3	631.5	1,536.5	1,355.4
Total store operating expenses	$3,636.0	$3,314.7	$7,301.3	$6,714.6
Note 7: Other Intangible Assets and Goodwill
Indefinite-Lived Intangible Assets

(in millions)	Apr 2, 2023	Oct 2, 2022
Trade names, trademarks and patents	$79.7	$97.5

Finite-Lived Intangible Assets

	Apr 2, 2023			Oct 2, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and reacquired rights	$1,025.9	$(1,025.9)	$—	$990.0	$(990.0)	$—
Acquired trade secrets and processes	27.6	(27.6)	—	27.6	(27.3)	0.3
Trade names, trademarks and patents	130.9	(82.6)	48.3	124.6	(69.6)	55.0
Licensing agreements	18.4	(15.6)	2.8	19.3	(16.2)	3.1
Other finite-lived intangible assets	21.3	(21.3)	—	20.6	(20.6)	—
Total finite-lived intangible assets	$1,224.1	$(1,173.0)	$51.1	$1,182.1	$(1,123.7)	$58.4
Amortization expense for finite-lived intangible assets was $5.3 million and $10.9 million for the quarter and two quarters ended April 2, 2023, respectively and $49.2 million and $99.4 million for the quarter and two quarters ended April 3, 2022, respectively.
Estimated future amortization expense as of April 2, 2023 (in millions):

Fiscal Year	Total
2023 (excluding the two quarters ended April 2, 2023)	$10.3
2024	20.5
2025	14.5
2026	1.8
2027	1.5
Thereafter	2.5
Total estimated future amortization expense	$51.1
Goodwill
Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	North America	International	Channel Development	Corporate and Other	Total
Goodwill balance at October 2, 2022	$491.1	$2,756.7	$34.7	$1.0	$3,283.5
Other(1)	0.3	128.5	—	—	128.8
Goodwill balance at April 2, 2023	$491.4	$2,885.2	$34.7	$1.0	$3,412.3
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
Borrowings under the 2021 credit facility bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the 2021 credit facility), in each case plus an applicable margin. The applicable margin is based on the Company’s long-term credit ratings assigned by the Moody’s and Standard & Poor’s rating agencies. The 2021 credit facility contains alternative interest rate provisions specifying rate calculations to be used at such time LIBOR ceases to be available as a benchmark due to reference rate reform. The “Base Rate” is the highest of (i) the Federal Funds Rate (as defined in the 2021 credit facility) plus 0.500%, (ii) Bank of America’s prime rate, and (iii) the Eurocurrency Rate (as defined in the 2021 credit facility) plus 1.000%.
On April 17, 2023, Starbucks amended the 2021 credit facility to replace LIBOR with Term SOFR (Secured Overnight Financing Rate) as a successor rate. All other material terms and conditions of the 2021 credit facility were unchanged. Borrowings under the amended 2021 credit facility will bear interest at a variable rate based on Term SOFR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the 2021 credit facility), in each case plus an applicable margin. The applicable margin is based on the Company’s long-term credit ratings assigned by the Moody’s and Standard & Poor’s rating agencies. The “Base Rate” is the highest of (i) the Federal Funds Rate (as defined in the 2021 credit facility) plus 0.500%, (ii) Bank of America’s prime rate, and (iii) Term SOFR plus 1.000%. Term SOFR means the forward-looking SOFR term rate administrated by the Chicago Mercantile Exchange plus a SOFR Adjustment of 0.100%.
The 2021 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of April 2, 2023, we were in compliance with all applicable covenants. No amounts were outstanding under our 2021 credit facility as of April 2, 2023 or October 2, 2022.
Short-term Debt
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our 2021 credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of April 2, 2023, we had no borrowings outstanding under the program. As of October 2, 2022, we had $175.0 million in borrowings outstanding under this program.
Additionally, we hold the following Japanese yen-denominated credit facilities that are available for working capital needs and capital expenditures within our Japanese market:
•A ¥5 billion, or $37.7 million, credit facility is currently set to mature on January 4, 2024. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on Tokyo Interbank Offered Rate ("TIBOR") plus an applicable margin of 0.400%.
•A ¥10 billion, or $75.4 million, credit facility is currently set to mature on March 27, 2024. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.300%.
As of April 2, 2023, we had ¥7 billion, or $52.8 million, of borrowings outstanding under these credit facilities. As of October 2, 2022, we had no borrowings outstanding under these credit facilities.

Long-term Debt
Components of long-term debt including the associated interest rates and related estimated fair values by calendar maturity (in millions, except interest rates):

	Apr 2, 2023		Oct 2, 2022		Stated Interest Rate	Effective Interest Rate(1)
Issuance	Amount	Estimated Fair Value	Amount	Estimated Fair Value
March 2023 notes	$—	$—	$1,000.0	$996.5	3.100%	3.107%
October 2023 notes(2)	750.0	746.4	750.0	744.8	3.850%	2.859%
February 2024 notes(3)	500.0	497.0	500.0	497.3	5.147%	5.378%
March 2024 notes(4)	640.6	643.3	588.4	584.7	0.372%	0.462%
August 2025 notes	1,250.0	1,230.2	1,250.0	1,209.6	3.800%	3.721%
February 2026 notes	1,000.0	1,008.8	—	—	4.750%	4.788%
June 2026 notes	500.0	469.2	500.0	458.3	2.450%	2.511%
March 2027 notes	500.0	455.1	500.0	437.9	2.000%	2.058%
March 2028 notes	600.0	578.0	600.0	554.8	3.500%	3.529%
November 2028 notes	750.0	731.6	750.0	704.7	4.000%	3.958%
August 2029 notes(2)	1,000.0	947.8	1,000.0	900.3	3.550%	3.840%
March 2030 notes	750.0	647.3	750.0	607.7	2.250%	3.084%
November 2030 notes	1,250.0	1,087.3	1,250.0	1,017.9	2.550%	2.582%
February 2032 notes	1,000.0	889.3	1,000.0	827.1	3.000%	3.155%
February 2033 notes	500.0	508.8	—	—	4.800%	3.798%
June 2045 notes	350.0	310.3	350.0	281.5	4.300%	4.348%
December 2047 notes	500.0	403.7	500.0	369.6	3.750%	3.765%
November 2048 notes	1,000.0	905.5	1,000.0	824.6	4.500%	4.504%
August 2049 notes	1,000.0	904.8	1,000.0	817.8	4.450%	4.447%
March 2050 notes	500.0	374.2	500.0	342.0	3.350%	3.362%
November 2050 notes	1,250.0	974.1	1,250.0	874.9	3.500%	3.528%
Total	15,590.6	14,312.7	15,038.4	13,052.0
Aggregate debt issuance costs and unamortized premium/(discount), net	(120.2)		(117.2)
Hedge accounting fair value adjustment(2)	(36.9)		(52.3)
Total	$15,433.5		$14,868.9
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
(3)Floating rate notes which bear interest at a rate equal to Compounded SOFR (as defined in the February 2024 notes) plus 0.420%, resulting in a stated interest rate of 5.147% at April 2, 2023.
(4)Japanese yen-denominated long-term debt.

The following table summarizes our long-term debt maturities as of April 2, 2023 by fiscal year (in millions):

Fiscal Year	Total
2023	$750.0
2024	1,140.6
2025	1,250.0
2026	1,500.0
2027	500.0
Thereafter	10,450.0
Total	$15,590.6
Note 9: Leases
The components of lease costs (in millions):

	Quarter Ended		Two Quarters Ended
	Apr 2, 2023	Apr 3, 2022	Apr 2, 2023	Apr 3, 2022
Operating lease costs(1)	$401.7	$393.4	$786.5	$779.5
Variable lease costs	253.9	235.8	489.2	465.6
Short-term lease costs	7.0	7.1	14.0	14.2
Total lease costs	$662.6	$636.3	$1,289.7	$1,259.3
(1)Includes immaterial amounts of sublease income and rent concessions.
The following table includes supplemental information (in millions):

	Two Quarters Ended
	Apr 2, 2023	Apr 3, 2022
Cash paid related to operating lease liabilities	$819.0	$845.5
Operating lease liabilities arising from obtaining ROU assets	828.0	710.6

	Apr 2, 2023	Apr 3, 2022
Weighted-average remaining operating lease term	8.5 years	8.5 years
Weighted-average operating lease discount rate	2.9%	2.5%
Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued liabilities and other long-term liabilities on the consolidated balance sheet. There were no material finance leases as of April 2, 2023 and October 2, 2022.
Minimum future maturities of operating lease liabilities (in millions):

Fiscal Year	Total
2023 (excluding the two quarters ended April 2, 2023)	$771.8
2024	1,522.4
2025	1,432.2
2026	1,279.2
2027	1,090.0
Thereafter	4,183.1
Total lease payments	10,278.7
Less imputed interest	(1,255.7)
Total	$9,023.0
As of April 2, 2023, we have entered into operating leases that have not yet commenced of $1.3 billion, primarily related to real estate leases. These leases will commence between fiscal year 2023 and fiscal year 2029 with lease terms ranging from three to twenty years.

Note 10: Deferred Revenue
Our deferred revenue primarily consists of the prepaid royalty from Nestlé, for which we have continuing performance obligations to support the Global Coffee Alliance, our unredeemed stored value card liability and unredeemed loyalty points (“Stars”) associated with our loyalty program.
As of April 2, 2023, the current and long-term deferred revenue related to Nestlé was $177.0 million and $6.1 billion, respectively. As of October 2, 2022, the current and long-term deferred revenue related to the Nestlé up-front payment was $177.0 million and $6.2 billion, respectively. During the quarter and two quarters ended April 2, 2023, we recognized $44.1 million and $88.2 million of prepaid royalty revenue related to Nestlé. During the quarter and two quarters ended April 3, 2022, we recognized $44.2 million and $88.4 million of prepaid royalty revenue related to Nestlé.
Changes in our deferred revenue balance related to our stored value cards and loyalty program (in millions):

Quarter Ended April 2, 2023	Total
Stored value cards and loyalty program at January 1, 2023	$2,025.6
Revenue deferred - card activations, card reloads and Stars earned	3,416.0
Revenue recognized - card and Stars redemptions and breakage	(3,778.4)
Other(1)	1.3
Stored value cards and loyalty program at April 2, 2023(2)	$1,664.5

Quarter Ended April 3, 2022	Total
Stored value cards and loyalty program at January 2, 2022	$1,952.5
Revenue deferred - card activations, card reloads and Stars earned	3,124.0
Revenue recognized - card and Stars redemptions and breakage	(3,426.3)
Other(1)	(5.0)
Stored value cards and loyalty program at April 3, 2022(2)	$1,645.2

Two Quarters Ended April 2, 2023	Total
Stored value cards and loyalty program at October 2, 2022	$1,503.0
Revenue deferred - card activations, card reloads and Stars earned	7,639.4
Revenue recognized - card and Stars redemptions and breakage	(7,492.5)
Other(1)	14.6
Stored value cards and loyalty program at April 2, 2023(2)	$1,664.5

Two Quarters Ended April 3, 2022	Total
Stored value cards and loyalty program at October 3, 2021	$1,448.5
Revenue deferred - card activations, card reloads and Stars earned	7,041.5
Revenue recognized - card and Stars redemptions and breakage	(6,837.1)
Other(1)	(7.7)
Stored value cards and loyalty program at April 3, 2022(2)	$1,645.2
(1)“Other” primarily consists of changes in the stored value cards and loyalty program balances resulting from foreign currency translation.
(2)As of April 2, 2023 and April 3, 2022, approximately $1.6 billion and $1.5 billion of these amounts were current, respectively.

Note 11:     Equity
Changes in AOCI by component, net of tax (in millions):

Quarter Ended	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
April 2, 2023
Net gains/(losses) in AOCI, beginning of period	$(13.9)	$(34.9)	$156.8	$(646.9)	$(538.9)
Net gains/(losses) recognized in OCI before reclassifications	2.8	(1.1)	(2.0)	74.7	74.4
Net (gains)/losses reclassified from AOCI to earnings	0.2	(52.1)	(5.2)	—	(57.1)
Other comprehensive income/(loss) attributable to Starbucks	3.0	(53.2)	(7.2)	74.7	17.3
Net gains/(losses) in AOCI, end of period	$(10.9)	$(88.1)	$149.6	$(572.2)	$(521.6)

April 3, 2022
Net gains/(losses) in AOCI, beginning of period	$(1.2)	$224.6	$77.1	$(47.0)	$253.5
Net gains/(losses) recognized in OCI before reclassifications	(7.9)	52.9	28.5	(38.5)	35.0
Net (gains)/losses reclassified from AOCI to earnings	0.1	(25.8)	(2.6)	0.1	(28.2)
Other comprehensive income/(loss) attributable to Starbucks	(7.8)	27.1	25.9	(38.4)	6.8
Net gains/(losses) in AOCI, end of period	$(9.0)	$251.7	$103.0	$(85.4)	$260.3

Two Quarters Ended	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
April 2, 2023
Net gains/(losses) in AOCI, beginning of period	$(15.5)	$199.0	$209.1	$(855.8)	$(463.2)
Net gains/(losses) recognized in OCI before reclassifications	4.3	(152.3)	(50.3)	283.6	85.3
Net (gains)/losses reclassified from AOCI to earnings	0.3	(134.8)	(9.2)	—	(143.7)
Other comprehensive income/(loss) attributable to Starbucks	4.6	(287.1)	(59.5)	283.6	(58.4)
Net gains/(losses) in AOCI, end of period	$(10.9)	$(88.1)	$149.6	$(572.2)	$(521.6)

April 3, 2022
Net gains/(losses) in AOCI, beginning of period	$1.5	$158.3	$48.6	$(61.2)	$147.2
Net gains/(losses) recognized in OCI before reclassifications	(10.5)	129.8	59.5	(24.3)	154.5
Net (gains)/losses reclassified from AOCI to earnings	—	(36.4)	(5.1)	0.1	(41.4)
Other comprehensive income/(loss) attributable to Starbucks	(10.5)	93.4	54.4	(24.2)	113.1
Net gains/(losses) in AOCI, end of period	$(9.0)	$251.7	$103.0	$(85.4)	$260.3

Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):

Quarter Ended
AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Apr 2, 2023	Apr 3, 2022
Gains/(losses) on available-for-sale debt securities	$(0.3)	$(0.2)	Interest income and other, net
Gains/(losses) on cash flow hedges	59.9	30.9	Please refer to Note 3, Derivative Financial Instruments for additional information.
Gains/(losses) on net investment hedges	7.0	3.5	Interest expense
	66.6	34.2	Total before tax
	(9.5)	(6.0)	Tax expense
	$57.1	$28.2	Net of tax

Two Quarters Ended
AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Apr 2, 2023	Apr 3, 2022
Gains/(losses) on available-for-sale debt securities	$(0.4)	$—	Interest income and other, net
Gains/(losses) on cash flow hedges	153.1	43.4	Please refer to Note 3, Derivative Financial Instruments for additional information.
Gains/(losses) on net investment hedges	12.3	6.9	Interest expense
	165.0	50.3	Total before tax
	(21.3)	(8.9)	Tax expense
	$143.7	$41.4	Net of tax
In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of April 2, 2023.
During the two quarters ended April 2, 2023 and April 3, 2022, we repurchased 4.9 million and 36.3 million shares of common stock for $495.3 million and $4,013.0 million, respectively. As of April 2, 2023, 47.7 million shares remained available for repurchase under current authorizations.
During the second quarter of fiscal 2023, our Board of Directors approved a quarterly cash dividend to shareholders of $0.53 per share to be paid on May 26, 2023 to shareholders of record as of the close of business on May 12, 2023.
Note 12: Employee Stock Plans
As of April 2, 2023, there were 92.3 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 10.5 million shares available for issuance under our employee stock purchase plan.
Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended		Two Quarters Ended
	Apr 2, 2023	Apr 3, 2022	Apr 2, 2023	Apr 3, 2022
Restricted Stock Units (“RSUs”)	$74.1	$54.1	$159.2	$149.8
Options	0.0	(0.6)	0.1	(0.5)
Total stock-based compensation expense	$74.1	$53.5	$159.3	$149.3
Stock option and RSU transactions from October 2, 2022 through April 2, 2023 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, October 2, 2022	4.1	7.0
Granted	—	4.1
Options exercised/RSUs vested	(1.9)	(2.7)
Forfeited/expired	—	(0.6)
Options outstanding/Nonvested RSUs, April 2, 2023	2.2	7.8
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of April 2, 2023	$—	$278.5

Note 13: Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended		Two Quarters Ended
	Apr 2, 2023	Apr 3, 2022	Apr 2, 2023	Apr 3, 2022
Net earnings attributable to Starbucks	$908.3	$674.5	$1,763.6	$1,490.4
Weighted average common shares outstanding (for basic calculation)	1,148.5	1,149.2	1,148.4	1,159.4
Dilutive effect of outstanding common stock options and RSUs	4.2	4.7	4.4	5.8
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,152.7	1,153.9	1,152.8	1,165.2
EPS — basic	$0.79	$0.59	$1.54	$1.29
EPS — diluted	$0.79	$0.58	$1.53	$1.28
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes anti-dilutive stock options or unvested RSUs, which were immaterial in the periods presented.
Note 14: Commitments and Contingencies
Legal Proceedings
In 2010 and 2011, an organization named Council for Education and Research on Toxics (“Plaintiff”) filed lawsuits in the Superior Court of the State of California, County of Los Angeles, against the Company and other companies who manufacture, package, distribute or sell brewed coffee. The suits were later consolidated into a single action. Plaintiff alleged that the Company and the other defendants failed to provide warnings for their coffee products of exposure to the chemical acrylamide as required under California Health and Safety Code section 25249.5, the California Safe Drinking Water and Toxic Enforcement Act of 1986, better known as Proposition 65. In 2020, the trial court granted defendants’ motion for summary judgment, which was affirmed by the California Court of Appeal. The California Supreme Court denied Plaintiff’s petition for review on February 15, 2023, concluding the matter.
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
Consolidated revenue mix by product type (in millions):

	Quarter Ended				Two Quarters Ended
	Apr 2, 2023		Apr 3, 2022		Apr 2, 2023		Apr 3, 2022
Beverage(1)	$5,226.9	60%	$4,599.0	60%	$10,401.4	60%	$9,497.4	60%
Food(2)	1,590.9	18%	1,364.3	18%	3,157.0	18%	2,798.9	18%
Other(3)	1,902.0	22%	1,672.3	22%	3,875.4	22%	3,389.7	22%
Total	$8,719.8	100%	$7,635.6	100%	$17,433.8	100%	$15,686.0	100%
(1)Beverage represents sales within our company-operated stores.
(2)Food includes sales within our company-operated stores.
(3)Other primarily consists of packaged and single-serve coffees and teas, royalty and licensing revenues, beverage-related ingredients, serveware and ready-to-drink beverages, among other items.

The tables below present financial information for our reportable operating segments and Corporate and Other segment (in millions):
Quarter Ended

	North America	International	Channel Development	Corporate and Other	Total
April 2, 2023
Total net revenues	$6,380.6	$1,854.8	$480.7	$3.7	$8,719.8
Depreciation and amortization expenses	226.3	86.3	0.0	29.3	341.9
Income from equity investees	—	0.8	50.6	—	51.4
Operating income/(loss)	1,217.9	314.7	262.1	(467.2)	1,327.5

April 3, 2022
Total net revenues	$5,445.7	$1,702.4	$463.1	$24.4	$7,635.6
Depreciation and amortization expenses	202.0	133.4	—	32.3	367.7
Income from equity investees	—	0.6	48.5	—	49.1
Operating income/(loss)	931.5	180.7	197.9	(361.2)	948.9

Two Quarters Ended
	North America	International	Channel Development	Corporate and Other	Total
April 2, 2023
Total net revenues	$12,931.8	$3,534.9	$958.9	$8.2	$17,433.8
Depreciation and amortization expenses	443.1	167.7	0.1	58.1	669.0
Income from equity investees	—	1.2	108.0	—	109.2
Operating income/(loss)	2,430.4	555.1	488.4	(893.2)	2,580.7

April 3, 2022
Total net revenues	$11,178.0	$3,578.4	$880.1	$49.5	$15,686.0
Depreciation and amortization expenses	402.1	266.5	—	65.2	733.8
Income from equity investees	—	1.3	88.1	—	89.4
Operating income/(loss)	2,014.6	480.3	381.1	(749.3)	2,126.7

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements contained herein are “forward-looking” statements within the meaning of applicable securities laws and regulations. Generally, these statements can be identified by the use of words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements include statements relating to trends in, or expectations relating to, the effects of our existing and any future initiatives, strategies, investments and plans, including our Reinvention Plan, as well as trends in, or expectations regarding, our financial results and long-term growth model and drivers; our operations in the U.S. and China; our environmental, social and governance efforts; our partners; economic and consumer trends, including the impact of inflationary pressures; impact of foreign currency translation; strategic pricing actions; the conversion of certain market operations to fully licensed models; our plans for streamlining our operations, including store openings, closures and changes in store formats and models; the success of our licensing relationship with Nestlé, of our consumer packaged goods and foodservice business and its effects on our Channel Development segment results; tax rates; business opportunities, expansions and new initiatives, including Starbucks Odyssey; strategic acquisitions; our dividends programs; commodity costs and our mitigation strategies; our liquidity, cash flow from operations, investments, borrowing capacity and use of proceeds; continuing compliance with our covenants under our credit facilities and commercial paper program; repatriation of cash to the U.S.; the likelihood of the issuance of additional debt and the applicable interest rate; the continuing impact of the COVID-19 pandemic or other public health events on our financial results; our ceo transition; our share repurchase program; our use of cash and cash requirements; the expected effects of new accounting pronouncements and the estimated impact of changes in U.S. tax law, including on tax rates, investments funded by these changes and potential outcomes; and effects of legal proceedings. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to: the continuing impact of COVID-19 on our business; regulatory measures or voluntary actions that may be put in place to limit the spread of COVID-19, including restrictions on business operations or social distancing requirements, and the duration and efficacy of such restrictions; the resurgence of COVID-19 infections and the circulation of novel variants of COVID-19; fluctuations in U.S. and international economies and currencies; our ability to preserve, grow and leverage our brands; the ability of our business partners and third-party providers to fulfill their responsibilities and commitments; potential negative effects of incidents involving food or beverage-borne illnesses, tampering, adulteration, contamination or mislabeling; potential negative effects of material breaches of our information technology systems to the extent we experience a material breach; material failures of our information technology systems; costs associated with, and the successful execution of, the Company’s initiatives and plans; new initiatives and plans or revisions to existing initiatives or plans; our ability to obtain financing on acceptable terms; the acceptance of the Company’s products by our customers, evolving consumer preferences and tastes and changes in consumer spending behavior; partner investments, changes in the availability and cost of labor including any union organizing efforts and our responses to such efforts; failure to attract or retain key executive or employee talent or successfully transition executives; significant increased logistics costs; inflationary pressures; the impact of competition; inherent risks of operating a global business including any potential negative effects stemming from the Russian invasion of Ukraine; the prices and availability of coffee, dairy and other raw materials; the effect of legal proceedings; and the effects of changes in tax laws and related guidance and regulations that may be implemented, including the Inflation Reduction Act of 2022 and other risks detailed in our filings with the SEC, including in the "Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” sections of the company’s most recently filed periodic reports on Form 10-K and Form 10-Q and subsequent filings.
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
Introduction and Overview
Starbucks is the premier roaster, marketer and retailer of specialty coffee in the world, operating in 84 markets. As of April 2, 2023, Starbucks had more than 36,600 company-operated and licensed stores, an increase of 6% from the prior year. Additionally, we sell a variety of consumer-packaged goods, primarily through the Global Coffee Alliance established with Nestlé and other partnerships and joint ventures.

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
Starbucks results for the second quarter of fiscal 2023 demonstrate the overall strength of our brand. Consolidated net revenues increased 14% to $8.7 billion in the second quarter of fiscal 2023 compared to $7.6 billion in the second quarter of fiscal 2022, primarily driven by strength in our U.S. business and growth in our international licensed markets and the beginning of a recovery from COVID-19 pandemic-related business interruptions in China. During the quarter ended April 2, 2023, our global comparable store sales grew 11%, primarily driven by 12% growth in the U.S. market and 7% growth internationally, as evidenced by the strength of the Starbucks brand in global markets. Consolidated operating margin increased 280 basis points from the prior year to 15.2%, primarily driven by sales leverage, pricing, productivity improvement and the gain from sale of our Seattle's Best Coffee brand. These were partially offset by previously-committed investments in labor, including enhancements in retail store partner wages and benefits, increased general and administrative costs related to our Reinvention Plan and higher supply chain costs driven by inflationary pressures.
We anticipate continued recovery in China, coupled with sales leverage, pricing and productivity gains from the Reinvention Plan, will position us to meet our expected financial results in the remainder of the fiscal year. Absent significant and prolonged COVID-19 relapses or global economic disruptions, we believe our strategy will result in sustainable and profitable growth over the long-term.

Results of Operations (in millions)
Revenues

	Quarter Ended				Two Quarters Ended
	Apr 2, 2023	Apr 3, 2022	$ Change	% Change	Apr 2, 2023	Apr 3, 2022	$ Change	% Change
Company-operated stores	$7,142.3	$6,276.7	$865.6	13.8%	$14,225.7	$12,999.1	$1,226.6	9.4%
Licensed stores	1,069.5	849.5	220.0	25.9	2,189.0	1,700.3	488.7	28.7
Other	508.0	509.4	(1.4)	(0.3)	1,019.1	986.6	32.5	3.3
Total net revenues	$8,719.8	$7,635.6	$1,084.2	14.2%	$17,433.8	$15,686.0	$1,747.8	11.1%
For the quarter ended April 2, 2023 compared with the quarter ended April 3, 2022
Total net revenues for the second quarter of fiscal 2023 increased $1.1 billion, primarily due to higher revenues from company-operated stores ($866 million). The growth of company-operated stores revenue was driven by an 11% increase in comparable store sales ($669 million), attributable to a 6% increase in comparable transactions and a 4% increase in average ticket. Also contributing was incremental revenues from 1,114 net new Starbucks® company-operated stores, or a 6% increase, over the past 12 months ($312 million). Partially offsetting these increases was unfavorable foreign currency translation ($163 million).
Licensed stores revenue increased $220 million contributing to the increase in total net revenues, driven by higher product and equipment sales to and royalty revenues from our licensees ($233 million). Partially offsetting this increase was unfavorable foreign currency translation ($21 million).

For the two quarters ended April 2, 2023 compared with the two quarters ended April 3, 2022
Total net revenues for the first two quarters of fiscal 2023 increased $1.7 billion, primarily due to higher revenues from company-operated stores ($1.2 billion). The growth of company-operated stores revenue was driven by a 8% increase in comparable store sales ($1.0 billion) attributed to a 6% increase in average ticket and a 2% increase in transactions. Also contributing to the increase were incremental revenues from 1,114 net new Starbucks company-operated stores, or a 6% increase, over the past 12 months ($571 million). Partially offsetting these increases was unfavorable foreign currency translation ($388 million).
Licensed stores revenue increased $489 million contributing to the increase in total net revenues, driven by higher product and equipment sales to and royalty revenues from our licensees ($532 million). Partially offsetting this increase was unfavorable foreign currency translation ($57 million).
Other revenues increased $33 million, primarily due to higher product sales and royalty revenue in the Global Coffee Alliance ($63 million), partially offset by the absence of revenues from the Evolution Fresh business following its sale in the fourth quarter of fiscal 2022 ($37 million).
Operating Expenses

	Quarter Ended					Two Quarters Ended
	Apr 2, 2023	Apr 3, 2022	$ Change	Apr 2, 2023	Apr 3, 2022	Apr 2, 2023	Apr 3, 2022	$ Change	Apr 2, 2023	Apr 3, 2022
				As a % of Total Net Revenues					As a % of Total Net Revenues
Product and distribution costs	$2,801.7	$2,465.8	$335.9	32.1%	32.3%	$5,611.9	$4,992.7	$619.2	32.2%	31.8%
Store operating expenses	3,636.0	3,314.7	321.3	41.7	43.4	7,301.3	6,714.6	586.7	41.9	42.8
Other operating expenses	126.2	101.7	24.5	1.4	1.3	255.4	203.4	52.0	1.5	1.3
Depreciation and amortization expenses	341.9	367.7	(25.8)	3.9	4.8	669.0	733.8	(64.8)	3.8	4.7
General and administrative expenses	620.4	481.5	138.9	7.1	6.3	1,201.3	1,007.3	194.0	6.9	6.4
Restructuring and impairments	8.8	4.4	4.4	0.1	0.1	14.7	(3.1)	17.8	0.1	0.0
Total operating expenses	7,535.0	6,735.8	799.2	86.4	88.2%	15,053.6	13,648.7	1,404.9	86.3	87.0
Income from equity investees	51.4	49.1	2.3	0.6	0.6	109.2	89.4	19.8	0.6	0.6
Gain from sale of assets	91.3	—	91.3	1.0	nm	91.3	—	91.3	0.5	nm
Operating income	1,327.5	948.9	378.6	15.2	12.4%	2,580.7	2,126.7	454.0	14.8	13.6
Store operating expenses as a % of company-operated stores revenue				50.9%	52.8%				51.3%	51.7%
For the quarter ended April 2, 2023 compared with the quarter ended April 3, 2022
Product and distribution costs as a percentage of total net revenues decreased 20 basis points for the second quarter of fiscal 2023, primarily due to pricing (approximately 120 basis points), partially offset by higher supply chain costs driven by inflationary pressures (approximately 100 basis points).
Store operating expenses as a percentage of total net revenues decreased 170 basis points for the second quarter of fiscal 2023. Store operating expenses as a percentage of company-operated stores revenue decreased 190 basis points, primarily due to sales leverage (approximately 260 basis points), pricing (approximately 160 basis points) and productivity improvement (approximately 160 basis points). These were partially offset by previously-committed investments in labor, including enhancements in retail store partner wages and benefits (approximately 340 basis points).
Other operating expenses increased $25 million for the second quarter of fiscal 2023, primarily due to higher support costs for our growing licensed markets ($9 million) and strategic investments in technology and other initiatives ($6 million).

Depreciation and amortization expenses as a percentage of total net revenues decreased 90 basis points, primarily due to lapping amortization expenses of acquisition-related intangibles assets that are now fully amortized.
General and administrative expenses increased $139 million, primarily due to incremental investments in technology ($36 million), higher performance-based compensation ($30 million), increased support costs of strategic initiatives including the Reinvention Plan ($18 million), a donation to the Starbucks Foundation ($15 million) and higher partner wages and benefits ($13 million).
Gain from sale of assets includes the sale of our Seattle's Best Coffee brand to Nestlé in the second quarter of fiscal 2023.
The combination of these changes resulted in an overall increase in operating margin of 280 basis points for the second quarter of fiscal 2023.
For the two quarters ended April 2, 2023 compared with the two quarters ended April 3, 2022
Product and distribution costs as a percentage of total net revenues increased 40 basis points for the first two quarters of fiscal 2023, primarily due to higher supply chain costs driven by inflationary pressures (approximately 130 basis points) and business mix shift (approximately 60 basis points), partially offset by pricing (approximately 160 basis points).
Store operating expenses as a percentage of total net revenues decreased 90 basis points for the first two quarters of fiscal 2023. Store operating expenses as a percentage of company-operated stores revenue decreased 40 basis points, primarily due to pricing (approximately 210 basis points), sales leverage (approximately 120 basis points) and productivity improvement (approximately 110 basis points). These were partially offset by previously-committed investments in labor, including enhancements in retail store partner wages and benefits (approximately 340 basis points).
Other operating expenses increased $52 million for the first two quarters of fiscal 2023, primarily due to higher support costs for our growing licensed markets ($17 million) and strategic investments in technology and other initiatives ($13 million).
Depreciation and amortization expenses as a percentage of total net revenues decreased 90 basis points, primarily due to lapping amortization expenses of acquisition-related intangibles assets that are now fully amortized.
General and administrative expenses increased $194 million, primarily due to incremental investments in technology ($64 million), increased support costs to address labor market conditions and leadership training ($28 million), higher performance-based compensation ($24 million), increased support costs of strategic initiatives including the Reinvention Plan ($24 million) and higher partner wages and benefits ($20 million).
Income from equity investees increased $20 million, primarily due to higher income from our North American Coffee Partnership joint venture.
Gain from sale of assets includes the sale of our Seattle's Best Coffee brand to Nestlé in the second quarter of fiscal 2023.
The combination of these changes resulted in an overall increase in operating margin of 120 basis points for the first two quarters of fiscal 2023.

Other Income and Expenses

	Quarter Ended					Two Quarters Ended
	Apr 2, 2023	Apr 3, 2022	$ Change	Apr 2, 2023	Apr 3, 2022	Apr 2, 2023	Apr 3, 2022	$ Change	Apr 2, 2023	Apr 3, 2022
				As a % of Total Net Revenues					As a % of Total Net Revenues
Operating income	$1,327.5	$948.9	$378.6	15.2%	12.4%	$2,580.7	$2,126.7	$454.0	14.8%	13.6%
Interest income and other, net	18.4	46.3	(27.9)	0.2	0.6	30.0	46.2	(16.2)	0.2	0.3
Interest expense	(136.3)	(119.1)	(17.2)	(1.6)	(1.6)	(266.0)	(234.4)	(31.6)	(1.5)	(1.5)
Earnings before income taxes	1,209.6	876.1	333.5	13.9	11.5	2,344.7	1,938.5	406.2	13.4	12.4
Income tax expense	301.3	201.1	100.2	3.5	2.6	581.1	447.4	133.7	3.3	2.9
Net earnings including noncontrolling interests	908.3	675.0	233.3	10.4	8.8	1,763.6	1,491.1	272.5	10.1	9.5
Net earnings attributable to noncontrolling interests	—	0.5	(0.5)	—	—	—	0.7	(0.7)	—	—
Net earnings attributable to Starbucks	$908.3	$674.5	$233.8	10.4%	8.8%	$1,763.6	$1,490.4	$273.2	10.1%	9.5%
Effective tax rate including noncontrolling interests				24.9%	23.0%				24.8%	23.1%

For the quarter ended April 2, 2023 compared with the quarter ended April 3, 2022
Interest income and other, net decreased $28 million, primarily due to lapping higher investment gains in the prior year.
Interest expense increased $17 million, primarily due to additional interest incurred on floating rate debt.
The effective tax rate for the quarter ended April 2, 2023 was 24.9% compared to 23.0% for the same period in fiscal 2022. The increase was primarily due to lapping a beneficial return-to-provision adjustment recorded related to the divestiture of certain joint venture operations (approximately 260 basis points).
For the two quarters ended April 2, 2023 compared with the two quarters ended April 3, 2022
Interest income and other, net decreased $16 million, primarily due to lapping higher investment gains in the prior year.
Interest expense increased $32 million, primarily due to additional interest incurred on floating rate debt.
The effective tax rate for the first two quarters ended April 2, 2023 was 24.8% compared to 23.1% for the same period in fiscal 2022. The increase was primarily due to lapping a beneficial return-to-provision adjustment recorded related to the divestiture of certain joint venture operations (approximately 120 basis points) and a decrease in stock-based compensation excess tax benefits (approximately 80 basis points).

Segment Information
Results of operations by segment (in millions):
North America

	Quarter Ended					Two Quarters Ended
	Apr 2, 2023	Apr 3, 2022	$ Change	Apr 2, 2023	Apr 3, 2022	Apr 2, 2023	Apr 3, 2022	$ Change	Apr 2, 2023	Apr 3, 2022
				As a % of North America Total Net Revenues					As a % of North America Total Net Revenues
Net revenues:
Company-operated stores	$5,742.7	$4,936.3	$806.4	90.0%	90.6%	$11,613.2	$10,150.4	$1,462.8	89.8%	90.8%
Licensed stores	637.4	507.0	130.4	10.0	9.3	1,317.4	1,022.9	294.5	10.2	9.2
Other	0.5	2.4	(1.9)	0.0	0.0	1.2	4.7	(3.5)	0.0	0.0
Total net revenues	6,380.6	5,445.7	934.9	100.0	100.0	12,931.8	11,178.0	1,753.8	100.0	100.0
Product and distribution costs	1,821.7	1,564.0	257.7	28.6	28.7	3,739.3	3,193.4	545.9	28.9	28.6
Store operating expenses	2,951.6	2,625.4	326.2	46.3	48.2	5,983.0	5,327.7	655.3	46.3	47.7
Other operating expenses	63.4	47.1	16.3	1.0	0.9	128.9	95.3	33.6	1.0	0.9
Depreciation and amortization expenses	226.3	202.0	24.3	3.5	3.7	443.1	402.1	41.0	3.4	3.6
General and administrative expenses	91.2	71.3	19.9	1.4	1.3	193.5	148.0	45.5	1.5	1.3
Restructuring and impairments	8.5	4.4	4.1	0.1	0.1	13.6	(3.1)	16.7	0.1	0.0
Total operating expenses	5,162.7	4,514.2	648.5	80.9	82.9	10,501.4	9,163.4	1,338.0	81.2	82.0
Operating income	$1,217.9	$931.5	$286.4	19.1%	17.1%	$2,430.4	$2,014.6	$415.8	18.8%	18.0%
Store operating expenses as a % of company-operated stores revenue				51.4%	53.2%				51.5%	52.5%
For the quarter ended April 2, 2023 compared with the quarter ended April 3, 2022
Revenues
North America total net revenues for the second quarter of fiscal 2023 increased $935 million, or 17%, primarily due to a 12% increase in comparable store sales ($584 million) driven by a 6% increase in transactions and a 5% increase in average ticket. Also contributing to these increases were the performance of net new company-operated store openings over the past 12 months ($205 million) and higher product and equipment sales to and royalty revenues from our licensees ($122 million).
Operating Margin
North America operating income for the second quarter of fiscal 2023 increased 31% to $1.2 billion, compared to $0.9 billion in the second quarter of fiscal 2022. Operating margin increased 200 basis points to 19.1%, primarily due to pricing (approximately 320 basis points) and sales leverage (approximately 270 basis points). Also contributing were productivity improvement (approximately 170 basis points) and lower COVID-19 pandemic related catastrophe pay for store partners (approximately 120 basis points). These increases were partially offset by previously-committed investments in labor, including enhancements in retail store partner wages and benefits (approximately 360 basis points) and inflationary pressures on commodities and our supply chain (approximately 120 basis points).

For the two quarters ended April 2, 2023 compared with the two quarters ended April 3, 2022
Revenues
North America total net revenues for the first two quarters of fiscal 2023 increased $1.8 billion, or 16%, primarily due to a 11% increase in comparable store sales ($1.1 billion) driven by a 7% increase in average ticket and a 4% increase in transactions. Also contributing to these increases were net new company-operated store openings over the past 12 months ($388 million) and higher product and equipment sales to and royalty revenues from our licensees ($282 million).
Operating Margin
North America operating income for the first two quarters of fiscal 2023 increased 21% to $2.4 billion, compared to $2.0 billion for the same period in fiscal 2022. Operating margin increased 80 basis points to 18.8%, primarily due to pricing (approximately 420 basis points) and sales leverage (approximately 230 basis points). Also contributing was productivity improvement (approximately 120 basis points). These increases were partially offset by previously-committed investments in labor, including enhancements in retail store partner wages and benefits (approximately 380 basis points) and inflationary pressures on commodities and our supply chain (approximately 170 basis points).
International

	Quarter Ended					Two Quarters Ended
	Apr 2, 2023	Apr 3, 2022	$ Change	Apr 2, 2023	Apr 3, 2022	Apr 2, 2023	Apr 3, 2022	$ Change	Apr 2, 2023	Apr 3, 2022
				As a % of International Total Net Revenues					As a % of International Total Net Revenues
Net revenues:
Company-operated stores	$1,399.6	$1,340.4	$59.2	75.5%	78.7%	$2,612.5	$2,848.7	$(236.2)	73.9%	79.6%
Licensed stores	432.1	342.5	89.6	23.3	20.1	871.6	677.4	194.2	24.7	18.9
Other	23.1	19.5	3.6	1.2	1.1	50.8	52.3	(1.5)	1.4	1.5
Total net revenues	1,854.8	1,702.4	152.4	100.0	100.0	3,534.9	3,578.4	(43.5)	100.0	100.0
Product and distribution costs	632.9	580.5	52.4	34.1	34.1	1,226.5	1,196.4	30.1	34.7	33.4
Store operating expenses	684.4	689.3	(4.9)	36.9	40.5	1,318.3	1,386.9	(68.6)	37.3	38.8
Other operating expenses	49.9	39.5	10.4	2.7	2.3	100.6	78.7	21.9	2.8	2.2
Depreciation and amortization expenses	86.3	133.4	(47.1)	4.7	7.8	167.7	266.5	(98.8)	4.7	7.4
General and administrative expenses	87.4	79.6	7.8	4.7	4.7	167.9	170.9	(3.0)	4.7	4.8
Total operating expenses	1,540.9	1,522.3	18.6	83.1	89.4	2,981.0	3,099.4	(118.4)	84.3	86.6
Income from equity investees	0.8	0.6	0.2	—	—	1.2	1.3	(0.1)	—	—
Operating income	$314.7	$180.7	$134.0	17.0%	10.6%	$555.1	$480.3	$74.8	15.7%	13.4%
Store operating expenses as a % of company-operated stores revenue				48.9%	51.4%				50.5%	48.7%
For the quarter ended April 2, 2023 compared with the quarter ended April 3, 2022
Revenues
International total net revenues for the second quarter of fiscal 2023 increased $152 million, or 9%, primarily due to higher product and equipment sales to and royalty revenues from our licensees ($111 million), 721 net new company-operated store openings, or a 10% increase, over the past 12 months ($107 million). Also contributing was a 7% increase in comparable store sales ($85 million), driven by a 7% increase in customer transactions, primarily attributable to business recovery from COVID-19 pandemic related disruptions in China. These increases were partially offset by unfavorable foreign currency translation ($163 million).

Operating Margin
International operating income for the second quarter of fiscal 2023 increased 74% to $315 million, compared to $181 million in the second quarter of fiscal 2022. Operating margin increased 640 basis points to 17.0%, primarily due to sales leverage (approximately 470 basis points) and lapping amortization expenses of acquisition-related intangibles assets that are now fully amortized (approximately 250 basis points). These decreases were partially offset by higher partner wages and benefits (approximately 100 basis points).
For the two quarters ended April 2, 2023 compared with the two quarters ended April 3, 2022
Revenues
International total net revenues for the first two quarters of fiscal 2023 decreased $44 million, or 1%, primarily due to unfavorable foreign currency translation ($399 million), as well as a 3% decline in comparable store sales ($85 million), driven by a 3% decrease in customer transactions primarily due to COVID-19 pandemic related disruptions in China during the first quarter of fiscal 2023. These were partially offset by higher product and equipment sales to and royalty revenues from our licensees ($250 million), as well as 721 net new company-operated store openings, or a 10% increase, over the past 12 months ($183 million).
Operating Margin
International operating income for the first two quarters of fiscal 2023 increased 16% to $555 million, compared to $480 million for the same period in fiscal 2022. Operating margin increased 230 basis points to 15.7%, primarily due to lapping amortization expenses of acquisition-related intangibles assets that are now fully amortized (approximately 240 basis points) and sales leverage across markets outside of China (approximately 190 basis points). These increases were partially offset by sales deleverage related to COVID-19 pandemic related impacts in our China market during the first quarter of fiscal 2023 (approximately 160 basis points) and higher partner wages and benefits (approximately 100 basis points).

Channel Development

	Quarter Ended					Two Quarters Ended
	Apr 2, 2023	Apr 3, 2022	$ Change	Apr 2, 2023	Apr 3, 2022	Apr 2, 2023	Apr 3, 2022	$ Change	Apr 2, 2023	Apr 3, 2022
				As a % of Channel Development Total Net Revenues					As a % of Channel Development Total Net Revenues
Net revenues	$480.7	$463.1	$17.6			$958.9	$880.1	$78.8
Product and distribution costs	345.6	300.5	45.1	71.9%	64.9%	639.8	559.3	80.5	66.7%	63.5%
Other operating expenses	12.8	10.7	2.1	2.7	2.3	25.8	22.0	3.8	2.7	2.5
General and administrative expenses	2.1	2.5	(0.4)	0.4	0.5	4.1	5.8	(1.7)	0.4	0.7
Total operating expenses	360.5	313.7	46.8	75.0	67.7	669.8	587.1	82.7	69.9	66.7
Income from equity investees	50.6	48.5	2.1	10.5	10.5	108.0	88.1	19.9	11.3	10.0
Gain from sale of assets	91.3	—	91.3	19.0	nm	91.3	—	91.3	9.5%	nm
Operating income	$262.1	$197.9	$64.2	54.5%	42.7%	$488.4	$381.1	$107.3	50.9%	43.3%
For the quarter ended April 2, 2023 compared with the quarter ended April 3, 2022
Revenues
Channel Development total net revenues for the second quarter of fiscal 2023 increased $18 million, or 4%, primarily due to higher Global Coffee Alliance product sales and royalty revenue ($20 million).
Operating Margin
Channel Development operating income for the second quarter of fiscal 2023 increased 32% to $262 million, compared to $198 million in the second quarter of fiscal 2022. Operating margin increased 1,180 basis points to 54.5%, primarily due to the gain from sale of our Seattle's Best Coffee brand (approximately 1,900 basis points), partially offset by impairment charges against certain manufacturing assets (approximately 360 basis points).
For the two quarters ended April 2, 2023 compared with the two quarters ended April 3, 2022
Revenues
Channel Development total net revenues for the first two quarters of fiscal 2023 increased $79 million, or 9%, primarily due to higher Global Coffee Alliance product sales and royalty revenue ($63 million) and growth in our global ready-to-drink business ($27 million).
Operating Margin
Channel Development operating income for the first two quarters of fiscal 2023 increased 28% to $488 million, compared to $381 million for the same period in fiscal 2022. Operating margin increased 760 basis points to 50.9%, primarily due to the gain from sale of our Seattle's Best Coffee brand (approximately 950 basis points) and growth in our North American Coffee Partnership joint venture income (approximately 110 basis points), partially offset by impairment charges against certain manufacturing assets (approximately 190 basis points) and business mix shift (approximately 160 basis points).

Corporate and Other

	Quarter Ended				Two Quarters Ended
	Apr 2, 2023	Apr 3, 2022	$ Change	% Change	Apr 2, 2023	Apr 3, 2022	$ Change	% Change
Net revenues:
Other	$3.7	$24.4	$(20.7)	(84.8)%	$8.2	$49.5	$(41.3)	(83.4)%
Total net revenues	3.7	24.4	(20.7)	(84.8)	8.2	49.5	(41.3)	(83.4)
Product and distribution costs	1.5	20.8	(19.3)	(92.8)	6.3	43.6	(37.3)	(85.6)
Other operating expenses	0.1	4.4	(4.3)	(97.7)	0.1	7.4	(7.3)	(98.6)
Depreciation and amortization expenses	29.3	32.3	(3.0)	(9.3)	58.1	65.2	(7.1)	(10.9)
General and administrative expenses	439.7	328.1	111.6	34.0	835.8	682.6	153.2	22.4
Restructuring and impairments	0.3	—	0.3	nm	1.1	—	1.1	nm
Total operating expenses	470.9	385.6	85.3	22.1	901.4	798.8	102.6	12.8
Operating loss	$(467.2)	$(361.2)	$(106.0)	29.3%	$(893.2)	$(749.3)	$(143.9)	19.2%
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
For the quarter ended April 2, 2023 compared with the quarter ended April 3, 2022
Corporate and Other operating loss increased by 29% to $467 million for the second quarter of fiscal 2023 compared to $361 million for the second quarter of fiscal 2022. This increase was primarily driven by incremental investments in technology ($34 million), higher performance-based compensation ($25 million), increased support costs of strategic initiatives including the Reinvention Plan ($18 million) and a donation to the Starbucks Foundation ($15 million).
For the two quarters ended April 2, 2023 compared with the two quarters ended April 3, 2022
Corporate and Other operating loss increased by 19% to $893 million for the first two quarters of fiscal 2023 compared to $749 million for the same period in fiscal 2022. This increase was primarily driven by incremental investments in technology ($62 million), increased support costs of strategic initiatives including the Reinvention Plan ($24 million), increased support costs to address labor market conditions ($16 million), higher performance-based compensation ($16 million) and a donation to the Starbucks Foundation ($15 million).

Quarterly Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) and transferred during the period
	Quarter Ended		Two Quarters Ended		Stores open as of
	Apr 2, 2023	Apr 3, 2022	Apr 2, 2023	Apr 3, 2022	Apr 2, 2023	Apr 3, 2022
North America
Company-operated stores	91	54	131	93	10,347	9,954
Licensed stores	10	(16)	56	7	7,135	6,972
Total North America	101	38	187	100	17,482	16,926
International
Company-operated stores	174	102	271	315	8,308	7,587
Licensed stores	189	173	465	382	10,844	10,117
Total International	363	275	736	697	19,152	17,704
Total Company	464	313	923	797	36,634	34,630

Financial Condition, Liquidity and Capital Resources
Cash and Investment Overview
Our cash and investments totaled $3.7 billion as of April 2, 2023 and $3.5 billion as of October 2, 2022. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, make acquisitions and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate debt securities, government treasury securities (foreign and domestic) and commercial paper as well as principal-protected structured deposits. As of April 2, 2023, approximately $2.6 billion of cash and short-term investment were held in foreign subsidiaries.
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
Borrowings under the 2021 credit facility bear interest at a variable rate based on LIBOR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the 2021 credit facility), in each case plus an applicable margin. The applicable margin is based on the Company’s long-term credit ratings assigned by the Moody’s and Standard & Poor’s rating agencies. The 2021 credit facility contains alternative interest rate provisions specifying rate calculations to be used at such time LIBOR ceases to be available as a benchmark due to reference rate reform. The “Base Rate” is the highest of (i) the Federal Funds Rate (as defined in the 2021 credit facility) plus 0.500%, (ii) Bank of America’s prime rate and (iii) the Eurocurrency Rate (as defined in the 2021 credit facility) plus 1.000%.
On April 17, 2023, Starbucks amended the 2021 credit facility to replace LIBOR with Term SOFR (Secured Overnight Financing Rate) as a successor rate. All other material terms and conditions of the 2021 credit facility were unchanged. Borrowings under the amended 2021 credit facility will bear interest at a variable rate based on Term SOFR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the 2021 credit facility), in each case plus an applicable margin. The applicable margin is based on the Company’s long-term credit ratings assigned by the Moody’s and Standard & Poor’s rating agencies. The “Base Rate” is the highest of (i) the Federal Funds Rate (as defined in the 2021 credit facility) plus 0.500%, (ii) Bank of America’s prime rate, and (iii) Term SOFR plus 1.000%. Term SOFR means the forward-looking SOFR term rate administrated by the Chicago Mercantile Exchange plus a SOFR Adjustment of 0.100%.
The 2021 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of April 2, 2023, we were in compliance with all applicable covenants. No amounts were outstanding under our 2021 credit facility as of April 2, 2023 or October 2, 2022.

Commercial Paper
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under the 2021 credit facility discussed above. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of April 2, 2023, we had no borrowings outstanding under our commercial paper program. As of October 2, 2022, we had $175.0 million in borrowings outstanding under this program. Our total contractual borrowing capacity for general corporate purposes was $3.0 billion as of the end of our second quarter of fiscal 2023.
Credit facilities in Japan
Additionally, we hold Japanese yen-denominated credit facilities for the use of our Japan subsidiary. These are available for working capital needs and capital expenditures within our Japanese market.
•A ¥5 billion, or $37.7 million, credit facility is currently set to mature on January 4, 2024. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.400%.
•A ¥10 billion, or $75.4 million, credit facility is currently set to mature on March 27, 2024. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.300%.
As of April 2, 2023, we had ¥7 billion, or $52.8 million, of borrowings outstanding under these credit facilities. As of October 2, 2022, we had no borrowings outstanding under these credit facilities.
See Note 8, Debt, to the consolidated financial statements included in Item 1 of Part I of this 10-Q for details of the components of our long-term debt.
Our ability to incur new liens and conduct sale and leaseback transactions on certain material properties is subject to compliance with terms of the indentures under which the long-term notes were issued. As of April 2, 2023, we were in compliance with all applicable covenants.
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
During the second quarter of fiscal 2023, our Board of Directors approved a quarterly cash dividend to shareholders of $0.53 per share to be paid on May 26, 2023 to shareholders of record as of the close of business on May 12, 2023.

During the first quarter of fiscal 2023, we resumed our share repurchase program which was temporarily suspended in April 2022. During the two quarters ended April 2, 2023, we repurchased 4.9 million shares of common stock for $495.3 million. As of April 2, 2023, 47.7 million shares remained available for repurchase under current authorizations.
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
Cash Flows
Cash provided by operating activities was $2.4 billion for the first two quarters of fiscal 2023, compared to $2.0 billion for the same period in fiscal 2022. The change was primarily due to higher net earnings during the period and a decrease in net cash used by changes in other operating assets and liabilities.
Cash used in investing activities for the first two quarters of fiscal 2023 totaled $907 million, compared to cash used in investing activities of $881 million for the same period in fiscal 2022. The change was primarily due to an increase in purchases of investments and higher spend on capital expenditures, partially offset by an increase in maturities and calls of investments and proceeds from the sale of assets.
Cash used in financing activities for the first two quarters of fiscal 2023 totaled $1.3 billion compared to cash used in financing activities of $3.7 billion for the same period in fiscal 2022. The change is primarily due to a decrease in share repurchase activities, partially offset by higher repayments of long-term debt.
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
During the second quarter of fiscal 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (April 2, 2023).
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding repurchases of our common stock during the quarter ended April 2, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
Period (1)
January 2, 2023 - January 29, 2023	—	$—	—	50,638,176
January 30, 2023 - February 26, 2023	979,290	106.13	979,290	49,658,886
February 27, 2023 - April 2, 2023	1,983,711	100.82	1,983,711	47,675,175
Total	2,963,001	$102.57	2,963,001
(1)Monthly information is presented by reference to our fiscal months during the second quarter of fiscal 2023.
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
Item 3.Defaults upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.

Item 6.Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	000-20322	4/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through March 17, 2021)	8-K	000-20322	3/19/2021	3.1
4.1	Ninth Supplemental Indenture, dated as of February 16, 2023, by and between Starbucks Corporation and U.S. Bank Trust Company, National Association, as trustee and as successor in interest to U.S. Bank National Association	8-K	000-20322	2/16/2023	4.2
4.2	Form of 4.750% Senior Notes due 2026 (included as Exhibit A to Exhibit 4.2)	8-K	000-20322	2/16/2023	4.3
4.3	Form of 4.800% Senior Notes due 2033 (included as Exhibit B to Exhibit 4.2)	8-K	000-20322	2/16/2023	4.4
10.1*	Starbucks Corporation Executive Severance and Change in Control Plan effective August 31, 2022 and amended on March 22, 2023	8-K	000-20322	3/28/2023	10.1
10.2	Amendment No. 1 to Credit Agreement dated April 17, 2023, among Starbucks Corporation and Bank of America, N.A. in its capacity as administrative agent for the Lenders and each of the Lenders party thereto	8-K	000-20322	4/21/2023	10.1
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—
101	The following financial statements from the Company's 10-Q for the fiscal quarter ended April 2, 2023, formatted in iXBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity and (vi) Notes to Consolidated Financial Statements	—	—	—	—	X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	—	—	—	—	X

* Denotes a management contract or compensatory plan or arrangement.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
May 2, 2023

STARBUCKS CORPORATION

By:	/s/ Rachel Ruggeri
Rachel Ruggeri
executive vice president, chief financial officer
Signing on behalf of the registrant and as principal financial officer