Form 10-Q
period 2023-07-02
STARBUCKS CORP
filed 2023-08-01
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 2, 2023
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

Shares Outstanding as of July 26, 2023
1,145.4 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended July 2, 2023

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Quarter Ended		Three Quarters Ended
	Jul 2, 2023	Jul 3, 2022	Jul 2, 2023	Jul 3, 2022
Net revenues:
Company-operated stores	$7,556.7	$6,675.5	$21,782.4	$19,674.7
Licensed stores	1,136.2	956.8	3,325.2	2,657.0
Other	475.4	517.8	1,494.4	1,504.4
Total net revenues	9,168.3	8,150.1	26,602.0	23,836.1
Product and distribution costs	2,864.2	2,613.6	8,476.1	7,606.4
Store operating expenses	3,697.6	3,302.5	10,998.9	10,017.1
Other operating expenses	138.7	135.1	394.1	338.4
Depreciation and amortization expenses	342.2	356.8	1,011.2	1,090.5
General and administrative expenses	604.3	486.7	1,805.6	1,494.0
Restructuring and impairments	7.1	14.0	21.8	10.9
Total operating expenses	7,654.1	6,908.7	22,707.7	20,557.3
Income from equity investees	69.7	54.1	179.0	143.5
Gain from sale of assets	—	—	91.3	—
Operating income	1,583.9	1,295.5	4,164.6	3,422.3
Interest income and other, net	21.3	19.8	51.1	66.0
Interest expense	(140.9)	(123.1)	(406.9)	(357.6)
Earnings before income taxes	1,464.3	1,192.2	3,808.8	3,130.7
Income tax expense	322.4	278.5	903.4	725.9
Net earnings including noncontrolling interests	1,141.9	913.7	2,905.4	2,404.8
Net earnings attributable to noncontrolling interests	0.2	0.8	0.2	1.5
Net earnings attributable to Starbucks	$1,141.7	$912.9	$2,905.2	$2,403.3
Earnings per share - basic	$1.00	$0.80	$2.53	$2.08
Earnings per share - diluted	$0.99	$0.79	$2.52	$2.07
Weighted average shares outstanding:
Basic	1,145.9	1,147.0	1,147.6	1,155.3
Diluted	1,150.5	1,151.0	1,152.0	1,160.5

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended		Three Quarters Ended
	Jul 2, 2023	Jul 3, 2022	Jul 2, 2023	Jul 3, 2022
Net earnings including noncontrolling interests	$1,141.9	$913.7	$2,905.4	$2,404.8
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale debt securities	(2.2)	(2.1)	3.4	(16.0)
Tax (expense)/benefit	0.5	0.5	(0.8)	3.9
Unrealized gains/(losses) on cash flow hedging instruments	4.6	54.4	(177.3)	210.3
Tax (expense)/benefit	(3.8)	(13.4)	25.8	(39.5)
Unrealized gains/(losses) on net investment hedging instruments	101.0	109.2	33.7	188.8
Tax (expense)/benefit	(25.5)	(27.6)	(8.5)	(47.7)
Translation adjustment and other	(318.1)	(396.9)	(34.5)	(421.2)
Tax (expense)/benefit	—	—	—	—
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale debt securities, hedging instruments, and translation adjustment	(16.5)	(59.2)	(181.5)	(109.5)
Tax expense/(benefit)	4.1	9.8	25.4	18.7
Other comprehensive income/(loss)	(255.9)	(325.3)	(314.3)	(212.2)
Comprehensive income including noncontrolling interests	886.0	588.4	2,591.1	2,192.6
Comprehensive income attributable to noncontrolling interests	(0.5)	0.8	(0.5)	1.5
Comprehensive income attributable to Starbucks	$886.5	$587.6	$2,591.6	$2,191.1

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	Jul 2, 2023	Oct 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$3,357.0	$2,818.4
Short-term investments	263.0	364.5
Accounts receivable, net	1,140.2	1,175.5
Inventories	1,987.0	2,176.6
Prepaid expenses and other current assets	423.5	483.7
Total current assets	7,170.7	7,018.7
Long-term investments	238.6	279.1
Equity investments	384.4	311.2
Property, plant and equipment, net	7,053.5	6,560.5
Operating lease, right-of-use asset	8,178.5	8,015.6
Deferred income taxes, net	1,790.3	1,799.7
Other long-term assets	541.7	554.2
Other intangible assets	124.4	155.9
Goodwill	3,250.9	3,283.5
TOTAL ASSETS	$28,733.0	$27,978.4
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$1,503.5	$1,441.4
Accrued liabilities	2,060.5	2,137.1
Accrued payroll and benefits	755.4	761.7
Current portion of operating lease liability	1,265.2	1,245.7
Stored value card liability and current portion of deferred revenue	1,759.6	1,641.9
Short-term debt	34.5	175.0
Current portion of long-term debt	1,835.9	1,749.0
Total current liabilities	9,214.6	9,151.8
Long-term debt	13,544.4	13,119.9
Operating lease liability	7,691.2	7,515.2
Deferred revenue	6,152.5	6,279.7
Other long-term liabilities	471.9	610.5
Total liabilities	37,074.6	36,677.1
Shareholders' deficit:
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,145.4 and 1,147.9 shares, respectively	1.1	1.1
Additional paid-in capital	38.3	205.3
Retained deficit	(7,610.5)	(8,449.8)
Accumulated other comprehensive income/(loss)	(777.5)	(463.2)
Total shareholders’ deficit	(8,348.6)	(8,706.6)
Noncontrolling interests	7.0	7.9
Total deficit	(8,341.6)	(8,698.7)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$28,733.0	$27,978.4

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Quarters Ended
	Jul 2, 2023	Jul 3, 2022
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$2,905.4	$2,404.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,073.8	1,169.0
Deferred income taxes, net	(30.2)	35.0
Income earned from equity method investees	(182.7)	(175.0)
Distributions received from equity method investees	146.6	145.9
Gain on sale of assets	(91.3)	—
Stock-based compensation	228.5	206.6
Non-cash lease costs	998.4	1,090.4
Loss on retirement and impairment of assets	79.1	89.6
Other	22.8	(44.7)
Cash provided by/(used in) changes in operating assets and liabilities:
Accounts receivable	44.3	(245.5)
Inventories	194.5	(557.3)
Accounts payable	47.3	341.7
Deferred revenue	(8.2)	32.7
Operating lease liability	(1,056.1)	(1,201.4)
Other operating assets and liabilities	(308.5)	5.8
Net cash provided by operating activities	4,063.7	3,297.6
INVESTING ACTIVITIES:
Purchases of investments	(357.1)	(117.3)
Sales of investments	2.0	72.6
Maturities and calls of investments	515.0	59.5
Additions to property, plant and equipment	(1,634.1)	(1,295.4)
Proceeds from sale of assets	110.0	—
Other	(42.0)	(95.7)
Net cash used in investing activities	(1,406.2)	(1,376.3)
FINANCING ACTIVITIES:
Net (payments)/proceeds from issuance of commercial paper	(175.0)	200.0
Net proceeds from issuance of short-term debt	83.7	38.9
Repayments of short-term debt	(46.7)	(38.9)
Net proceeds from issuance of long-term debt	1,497.8	1,498.1
Repayments of long-term debt	(1,000.0)	(1,000.0)
Proceeds from issuance of common stock	149.4	75.5
Cash dividends paid	(1,824.8)	(1,701.1)
Repurchase of common stock	(699.3)	(4,013.0)
Minimum tax withholdings on share-based awards	(87.0)	(123.5)
Other	(11.0)	(9.2)
Net cash used in financing activities	(2,112.9)	(5,073.2)
Effect of exchange rate changes on cash and cash equivalents	(6.0)	(126.3)
Net increase/(decrease) in cash and cash equivalents	538.6	(3,278.2)
CASH AND CASH EQUIVALENTS:
Beginning of period	2,818.4	6,455.7
End of period	$3,357.0	$3,177.5
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$369.6	$344.9
Income taxes	$939.8	$911.2
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
For the Quarter Ended July 2, 2023 and July 3, 2022
(in millions, except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, April 2, 2023	1,147.0	$1.1	$38.2	$(8,024.6)	$(521.6)	$(8,506.9)	$7.5	$(8,499.4)
Net earnings	—	—	—	1,141.7	—	1,141.7	0.2	1,141.9
Other comprehensive loss	—	—	—	—	(255.2)	(255.2)	(0.7)	(255.9)
Stock-based compensation expense	—	—	69.9	—	—	69.9	—	69.9
Exercise of stock options/vesting of RSUs	0.3	—	1.6	—	—	1.6	—	1.6
Sale of common stock	0.1	—	12.4	—	—	12.4	—	12.4
Repurchase of common stock	(2.0)	—	(83.8)	(121.1)	—	(204.9)	—	(204.9)
Cash dividends declared, $0.53 per share	—	—	—	(606.5)	—	(606.5)	—	(606.5)
Purchase of non-controlling interests and other	—	—	—	—	(0.7)	(0.7)	—	(0.7)
Balance, July 2, 2023	1,145.4	$1.1	$38.3	$(7,610.5)	$(777.5)	$(8,348.6)	$7.0	$(8,341.6)

Balance, April 3, 2022	1,146.9	$1.1	$41.1	$(9,070.5)	$260.3	$(8,768.0)	$6.8	$(8,761.2)
Net earnings	—	—	—	912.9	—	912.9	0.8	913.7
Other comprehensive loss	—	—	—	—	(325.3)	(325.3)	—	(325.3)
Stock-based compensation expense	—	—	58.2	—	—	58.2	—	58.2
Exercise of stock options/vesting of RSUs	0.2	—	5.8	—	—	5.8	—	5.8
Sale of common stock	0.2	—	12.0	—	—	12.0	—	12.0
Cash dividends declared, $0.49 per share	—	—	—	(562.1)	—	(562.1)	—	(562.1)
Balance, July 3, 2022	1,147.3	$1.1	$117.1	$(8,719.7)	$(65.0)	$(8,666.5)	$7.6	$(8,658.9)

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Quarters Ended July 2, 2023 and July 3, 2022
(in millions, except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, October 2, 2022	1,147.9	$1.1	$205.3	$(8,449.8)	$(463.2)	$(8,706.6)	$7.9	$(8,698.7)
Net earnings	—	—	—	2,905.2	—	2,905.2	0.2	2,905.4
Other comprehensive loss	—	—	—	—	(313.6)	(313.6)	(0.7)	(314.3)
Stock-based compensation expense	—	—	231.3	—	—	231.3	—	231.3
Exercise of stock options/vesting of RSUs	4.0	—	25.1	—	—	25.1	—	25.1
Sale of common stock	0.4	—	37.3	—	—	37.3	—	37.3
Repurchase of common stock	(6.9)	—	(457.7)	(242.5)	—	(700.2)	—	(700.2)
Cash dividends declared, $1.59 per share	—	—	—	(1,823.4)	—	(1,823.4)	—	(1,823.4)
Purchase of noncontrolling interests and other	—	—	(3.0)	—	(0.7)	(3.7)	(0.4)	(4.1)
Balance, July 2, 2023	1,145.4	$1.1	$38.3	$(7,610.5)	$(777.5)	$(8,348.6)	$7.0	$(8,341.6)

Balance, October 3, 2021	1,180.0	$1.2	$846.1	$(6,315.7)	$147.2	$(5,321.2)	$6.7	$(5,314.5)
Net earnings	—	—	—	2,403.3	—	2,403.3	1.5	2,404.8
Other comprehensive loss	—	—	—	—	(212.2)	(212.2)	—	(212.2)
Stock-based compensation expense	—	—	209.7	—	—	209.7	—	209.7
Exercise of stock options/vesting of RSUs	3.2	(0.1)	(82.7)	—	—	(82.8)	—	(82.8)
Sale of common stock	0.4	—	34.8	—	—	34.8	—	34.8
Repurchase of common stock	(36.3)	—	(890.8)	(3,122.2)	—	(4,013.0)	—	(4,013.0)
Cash dividends declared, $1.47 per share	—	—	—	(1,685.1)	—	(1,685.1)	—	(1,685.1)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(0.6)	(0.6)
Balance, July 3, 2022	1,147.3	$1.1	$117.1	$(8,719.7)	$(65.0)	$(8,666.5)	$7.6	$(8,658.9)

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1: Summary of Significant Accounting Policies and Estimates
Financial Statement Preparation
The unaudited consolidated financial statements as of July 2, 2023, and for the quarters and three quarters ended July 2, 2023 and July 3, 2022, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarters and three quarters ended July 2, 2023 and July 3, 2022 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”), Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
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
The results of operations for the quarter and three quarters ended July 2, 2023 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 1, 2023 (“fiscal 2023”).
The novel coronavirus, known as the global COVID-19 pandemic, was first identified in December 2019 before spreading to markets where we have company-operated or licensed stores. We have since established the necessary protocols to operate safely, and in many of our markets, our businesses demonstrated powerful momentum beyond recovery from the COVID-19 pandemic. During the quarter ended July 2, 2023, our China market continued its recovery from pandemic-related business interruptions in previous quarters that had suppressed customer mobility. We continue to monitor the COVID-19 pandemic and its effect on our business and results of operations; however, we cannot predict the duration, scope or severity of the COVID-19 pandemic or its future impact on our business, results of operations, cash flows and financial condition.
Restructuring
In fiscal 2022, we announced our plan in the U.S. market to increase efficiency while elevating the partner and customer experience (the “Reinvention Plan”). We believe the company-operated market investments in partner wages and trainings have increased retention and productivity while the acceleration of purpose-built store concepts and innovations in technologies will provide additional convenience and connection with our customers. As a result of the restructuring efforts in connection with the Reinvention Plan, we recorded an immaterial charge on our consolidated statements of earnings during the quarter and three quarters ended July 2, 2023. Future restructuring and impairment costs attributable to our Reinvention Plan are not expected to be material.
As of July 2, 2023 and October 2, 2022, there were no material restructuring-related accrued liabilities on our consolidated balance sheets.
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

Gains and losses on derivative contracts and foreign currency-denominated debt designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract/Debt Remaining Maturity (Months)
	Jul 2, 2023	Oct 2, 2022
Cash Flow Hedges:
Coffee	$(107.6)	$153.9	$(95.6)	6
Cross-currency swaps	(1.1)	(1.9)	—	17
Dairy	(5.2)	(2.6)	(5.2)	9
Foreign currency - other	25.7	55.3	18.2	33
Interest rates	(5.9)	(5.8)	(1.7)	0
Net Investment Hedges:
Cross-currency swaps	76.5	67.3	—	105
Foreign currency	16.0	16.1	—	0
Foreign currency debt	126.8	125.7	—	9
Pre-tax gains and losses on derivative contracts and foreign currency-denominated long-term debt designated as hedging instruments recognized in other comprehensive income (“OCI”) and reclassifications from AOCI to earnings (in millions):

	Quarter Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Location of gain/(loss)
	Jul 2, 2023	Jul 3, 2022	Jul 2, 2023	Jul 3, 2022
Cash Flow Hedges:
Coffee	$(20.0)	$(19.3)	$0.3	$32.2	Product and distribution costs
Cross-currency swaps	4.2	12.9	(3.5)	(2.1)	Interest expense
			7.5	16.0	Interest income and other, net
Dairy	(6.1)	(1.4)	(3.8)	4.4	Product and distribution costs
Foreign currency - other	26.5	43.4	6.1	6.6	Licensed stores revenue
			1.4	(0.9)	Product and distribution costs
Interest rates	—	18.8	0.8	(0.6)	Interest expense
Net Investment Hedges:
Cross-currency swaps	47.6	37.0	7.8	3.8	Interest expense
Foreign currency debt	53.4	72.2	—	—

	Three Quarters Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Location of gain/(loss)
	Jul 2, 2023	Jul 3, 2022	Jul 2, 2023	Jul 3, 2022
Cash Flow Hedges:
Coffee	$(139.9)	$76.1	$156.9	$56.6	Product and distribution costs
Cross-currency swaps	(10.0)	22.3	(9.2)	(3.7)	Interest expense
			(1.7)	32.3	Interest income and other, net
Dairy	(12.0)	6.6	(8.6)	6.8	Product and distribution costs
Foreign currency - other	(15.7)	51.1	18.0	11.0	Licensed stores revenue
			5.8	(2.5)	Product and distribution costs
			0.2	—	Interest income and other, net
Interest rates	0.3	54.2	0.5	(1.5)	Interest expense
Net Investment Hedges:
Cross-currency swaps	32.5	51.2	20.1	10.7	Interest expense
Foreign currency debt	1.2	137.6	—	—

Pre-tax gains and losses on non-designated derivatives and designated fair value hedging instruments and the related fair value hedged item recognized in earnings (in millions):

		Gains/(Losses) Recognized in Earnings
	Location of gain/(loss) recognized in earnings	Quarter Ended		Three Quarters Ended
		Jul 2, 2023	Jul 3, 2022	Jul 2, 2023	Jul 3, 2022
Non-Designated Derivatives:
Dairy	Interest income and other, net	$(0.1)	$0.1	$(0.1)	$0.2
Foreign currency - other	Interest income and other, net	—	6.4	(10.0)	28.2
Coffee	Interest income and other, net	—	(0.2)	(5.5)	9.1
Diesel fuel and other commodities	Interest income and other, net	(1.0)	3.3	(2.9)	4.0
Fair Value Hedges:
Interest rate swap	Interest expense	(12.2)	(11.6)	(9.1)	(37.7)
Long-term debt (hedged item)	Interest expense	3.4	14.5	(12.0)	47.5
Notional amounts of outstanding derivative contracts (in millions):

	Jul 2, 2023	Oct 2, 2022
Coffee	$373	$649
Cross-currency swaps	1,092	741
Dairy	67	94
Diesel fuel and other commodities	24	33
Foreign currency - other	1,190	1,269
Interest rate swaps	1,100	1,100
Fair value of outstanding derivative contracts (in millions) including the location of the asset and/or liability on the consolidated balance sheets:

		Derivative Assets
	Balance Sheet Location	Jul 2, 2023	Oct 2, 2022
Designated Derivative Instruments:
Cross-currency swaps	Other long-term assets	$117.3	$115.4
Dairy	Prepaid expenses and other current assets	0.1	0.5
Foreign currency - other	Prepaid expenses and other current assets	27.3	39.9
	Other long-term assets	17.4	33.5
Non-designated Derivative Instruments:
Diesel fuel and other commodities	Prepaid expenses and other current assets	0.2	0.4
Foreign currency	Prepaid expenses and other current assets	6.7	34.3
	Other long-term assets	—	7.3

		Derivative Liabilities
	Balance Sheet Location	Jul 2, 2023	Oct 2, 2022
Designated Derivative Instruments:
Dairy	Accrued liabilities	$3.0	$2.9
Foreign currency - other	Accrued liabilities	5.5	0.3
	Other long-term liabilities	5.5	—
Interest rate swaps	Accrued liabilities	12.9	12.0
	Other long-term liabilities	37.1	34.0
Non-designated Derivative Instruments:
Diesel fuel and other commodities	Accrued liabilities	1.2	—
Foreign currency	Accrued liabilities	2.0	5.8

The following amounts were recorded on the consolidated balance sheets related to fixed-to-floating interest rate swaps designated in fair value hedging relationships (in millions):

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount
	Jul 2, 2023	Oct 2, 2022	Jul 2, 2023	Oct 2, 2022
Location on the balance sheet
Long-term debt	$1,059.7	$1,047.7	$(40.3)	$(52.3)
Additional disclosures related to cash flow gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 11, Equity.

Note 4: Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at July 2, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,357.0	$3,357.0	$—	$—
Short-term investments:
Available-for-sale debt securities
Corporate debt securities	68.4	—	68.4	—
U.S. government treasury securities	6.9	6.9	—	—
Foreign government obligations	3.9	—	3.9	—
Total available-for-sale debt securities	79.2	6.9	72.3	—
Structured deposits	111.1	—	111.1	—
Marketable equity securities	72.7	72.7	—	—
Total short-term investments	263.0	79.6	183.4	—
Prepaid expenses and other current assets:
Derivative assets	34.3	—	34.3	—
Long-term investments:
Available-for-sale debt securities
Corporate debt securities	86.3	—	86.3	—
Mortgage and other asset-backed securities	47.5	—	47.5	—
State and local government obligations	1.3	—	1.3	—
U.S. government treasury securities	103.5	103.5	—	—
Total long-term investments	238.6	103.5	135.1	—
Other long-term assets:
Derivative assets	134.7	—	134.7	—
Total assets	$4,027.6	$3,540.1	$487.5	$—
Liabilities:
Accrued liabilities:
Derivative liabilities	$24.6	$—	$24.6	$—
Other long-term liabilities:
Derivative liabilities	42.6	—	42.6	—
Total liabilities	$67.2	$—	$67.2	$—

		Fair Value Measurements at Reporting Date Using
	Balance at October 2, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,818.4	$2,797.3	$21.1	$—
Short-term investments:
Available-for-sale debt securities
Corporate debt securities	22.4	—	22.4	—
U.S. government treasury securities	9.3	9.3	—	—
Total available-for-sale debt securities	31.7	9.3	22.4	—
Structured deposits	275.1	—	275.1	—
Marketable equity securities	57.7	57.7	—	—
Total short-term investments	364.5	67.0	297.5	—
Prepaid expenses and other current assets:
Derivative assets	75.1	—	75.1	—
Long-term investments:
Available-for-sale debt securities
Corporate debt securities	134.7	—	134.7	—
Foreign government obligations	3.8	—	3.8	—
Mortgage and other asset-backed securities	56.5	—	56.5	—
State and local government obligations	1.3	—	1.3	—
U.S. government treasury securities	82.8	82.8	—	—
Total long-term investments	279.1	82.8	196.3	—
Other long-term assets:
Derivative assets	156.2	—	156.2	—
Total assets	$3,693.3	$2,947.1	$746.2	$—
Liabilities:
Accrued liabilities:
Derivative liabilities	$21.0	$—	$21.0	$—
Other long-term liabilities:
Derivative liabilities	34.0	—	34.0	—
Total liabilities	$55.0	$—	$55.0	$—
There were no material transfers between levels and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Gross unrealized holding gains and losses on available-for-sale debt securities, structured deposits and marketable equity securities were not material as of July 2, 2023 and October 2, 2022.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, ROU assets, goodwill and other intangible assets and other assets. These assets are measured at fair value if determined to be impaired.

The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 8, Debt. There were no material fair value adjustments during the three quarters ended July 2, 2023 and July 3, 2022.
Note 5: Inventories (in millions):

	Jul 2, 2023	Oct 2, 2022
Coffee:
Unroasted	$926.7	$1,018.6
Roasted	270.9	310.3
Other merchandise held for sale	345.8	430.9
Packaging and other supplies	443.6	416.8
Total	$1,987.0	$2,176.6
Other merchandise held for sale includes, among other items, serveware, food and tea. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of July 2, 2023, we had committed to purchasing green coffee totaling $300.5 million under fixed-price contracts and an estimated $786.0 million under price-to-be-fixed contracts. A portion of our price-to-be-fixed contracts are effectively fixed through the use of futures. See Note 3, Derivative Financial Instruments, for further discussion. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base “C” coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on established relationships with our suppliers and continuous monitoring, the risk of non-delivery on these purchase commitments is remote.
Note 6: Supplemental Balance Sheet and Statement of Earnings Information (in millions):
Property, Plant and Equipment, net

	Jul 2, 2023	Oct 2, 2022
Land	$46.1	$46.1
Buildings	622.7	555.4
Leasehold improvements	9,731.5	9,066.8
Store equipment	3,203.9	3,018.2
Roasting equipment	829.1	838.5
Furniture, fixtures and other	1,578.0	1,526.1
Work in progress	729.9	558.7
Property, plant and equipment, gross	16,741.2	15,609.8
Accumulated depreciation	(9,687.7)	(9,049.3)
Property, plant and equipment, net	$7,053.5	$6,560.5
Accrued Liabilities

	Jul 2, 2023	Oct 2, 2022
Accrued occupancy costs	$82.3	$84.6
Accrued dividends payable	607.0	608.3
Accrued capital and other operating expenditures	737.2	878.1
Self-insurance reserves	255.1	232.3
Income taxes payable	184.2	139.2
Accrued business taxes	194.7	194.6
Total accrued liabilities	$2,060.5	$2,137.1

Store Operating Expenses

	Quarter Ended		Three Quarters Ended
	Jul 2, 2023	Jul 3, 2022	Jul 2, 2023	Jul 3, 2022
Wages and benefits	$2,185.7	$1,983.0	$6,575.6	$6,012.0
Occupancy costs	727.4	652.9	2,102.2	1,983.1
Other expenses	784.5	666.6	2,321.1	2,022.0
Total store operating expenses	$3,697.6	$3,302.5	$10,998.9	$10,017.1
Note 7: Other Intangible Assets and Goodwill
Indefinite-Lived Intangible Assets

(in millions)	Jul 2, 2023	Oct 2, 2022
Trade names, trademarks and patents	$79.1	$97.5

Finite-Lived Intangible Assets

	Jul 2, 2023			Oct 2, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and reacquired rights	$966.5	$(966.5)	$—	$990.0	$(990.0)	$—
Acquired trade secrets and processes	27.6	(27.6)	—	27.6	(27.3)	0.3
Trade names, trademarks and patents	130.2	(87.2)	43.0	124.6	(69.6)	55.0
Licensing agreements	16.9	(14.6)	2.3	19.3	(16.2)	3.1
Other finite-lived intangible assets	20.3	(20.3)	—	20.6	(20.6)	—
Total finite-lived intangible assets	$1,161.5	$(1,116.2)	$45.3	$1,182.1	$(1,123.7)	$58.4
Amortization expense for finite-lived intangible assets was $5.4 million and $16.4 million for the quarter and three quarters ended July 2, 2023, respectively, and $47.6 million and $147.0 million for the quarter and three quarters ended July 3, 2022, respectively.
Estimated future amortization expense as of July 2, 2023 (in millions):

Fiscal Year	Total
2023 (excluding the three quarters ended July 2, 2023)	$5.0
2024	19.7
2025	14.0
2026	2.0
2027	1.7
Thereafter	2.9
Total estimated future amortization expense	$45.3
Goodwill
Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	North America	International	Channel Development	Corporate and Other	Total
Goodwill balance at October 2, 2022	$491.1	$2,756.7	$34.7	$1.0	$3,283.5
Other(1)	0.9	(33.5)	—	—	(32.6)
Goodwill balance at July 2, 2023	$492.0	$2,723.2	$34.7	$1.0	$3,250.9
(1)“Other” consists of changes in the goodwill balance resulting from foreign currency translation.

Note 8: Debt
Revolving Credit Facility
Our $3.0 billion unsecured five-year revolving credit facility (the “2021 credit facility”), of which $150.0 million may be used for issuances of letters of credit, is currently set to mature on September 16, 2026. The 2021 credit facility is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $1.0 billion.
Borrowings under the 2021 credit facility, which was most recently amended in April 2023, will bear interest at a variable rate based on Term SOFR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the 2021 credit facility), in each case plus an applicable margin. The applicable margin is based on the Company’s long-term credit ratings assigned by the Moody’s and Standard & Poor’s rating agencies. The “Base Rate” is the highest of (i) the Federal Funds Rate (as defined in the 2021 credit facility) plus 0.500%, (ii) Bank of America’s prime rate, and (iii) Term SOFR plus 1.000%. Term SOFR means the forward-looking SOFR term rate administrated by the Chicago Mercantile Exchange plus a SOFR Adjustment of 0.100%.
The 2021 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of July 2, 2023, we were in compliance with all applicable covenants. No amounts were outstanding under our 2021 credit facility as of July 2, 2023 or October 2, 2022.
Short-term Debt
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our 2021 credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of July 2, 2023, we had no borrowings outstanding under the program. As of October 2, 2022, we had $175.0 million in borrowings outstanding under this program.
Additionally, we hold the following Japanese yen-denominated credit facilities that are available for working capital needs and capital expenditures within our Japanese market:
•A ¥5 billion, or $34.5 million, credit facility is currently set to mature on January 4, 2024. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on Tokyo Interbank Offered Rate ("TIBOR") plus an applicable margin of 0.400%.
•A ¥10 billion, or $69.1 million, credit facility is currently set to mature on March 27, 2024. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.300%.
As of July 2, 2023, we had ¥5 billion, or $34.5 million, of borrowings outstanding under these credit facilities. As of October 2, 2022, we had no borrowings outstanding under these credit facilities.

Long-term Debt
Components of long-term debt including the associated interest rates and related estimated fair values by calendar maturity (in millions, except interest rates):

	Jul 2, 2023		Oct 2, 2022		Stated Interest Rate	Effective Interest Rate(1)
Issuance	Amount	Estimated Fair Value	Amount	Estimated Fair Value
March 2023 notes	$—	$—	$1,000.0	$996.5	3.100%	3.107%
October 2023 notes(2)	750.0	747.1	750.0	744.8	3.850%	2.859%
February 2024 notes(3)	500.0	500.4	500.0	497.3	5.600%	5.830%
March 2024 notes(4)	587.2	586.9	588.4	584.7	0.372%	0.462%
August 2025 notes	1,250.0	1,209.1	1,250.0	1,209.6	3.800%	3.721%
February 2026 notes	1,000.0	990.0	—	—	4.750%	4.788%
June 2026 notes	500.0	464.6	500.0	458.3	2.450%	2.511%
March 2027 notes	500.0	449.5	500.0	437.9	2.000%	2.058%
March 2028 notes	600.0	563.2	600.0	554.8	3.500%	3.529%
November 2028 notes	750.0	719.0	750.0	704.7	4.000%	3.958%
August 2029 notes(2)	1,000.0	931.1	1,000.0	900.3	3.550%	3.840%
March 2030 notes	750.0	634.4	750.0	607.7	2.250%	3.084%
November 2030 notes	1,250.0	1,061.2	1,250.0	1,017.9	2.550%	2.582%
February 2032 notes	1,000.0	864.9	1,000.0	827.1	3.000%	3.155%
February 2033 notes	500.0	493.1	—	—	4.800%	3.798%
June 2045 notes	350.0	304.5	350.0	281.5	4.300%	4.348%
December 2047 notes	500.0	393.5	500.0	369.6	3.750%	3.765%
November 2048 notes	1,000.0	890.3	1,000.0	824.6	4.500%	4.504%
August 2049 notes	1,000.0	881.3	1,000.0	817.8	4.450%	4.447%
March 2050 notes	500.0	367.5	500.0	342.0	3.350%	3.362%
November 2050 notes	1,250.0	945.2	1,250.0	874.9	3.500%	3.528%
Total	15,537.2	13,996.8	15,038.4	13,052.0
Aggregate debt issuance costs and unamortized premium/(discount), net	(116.6)		(117.2)
Hedge accounting fair value adjustment(2)	(40.3)		(52.3)
Total	$15,380.3		$14,868.9
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
(3)Floating rate notes which bear interest at a rate equal to Compounded SOFR (as defined in the February 2024 notes) plus 0.420%, resulting in a stated interest rate of 5.600% at July 2, 2023.
(4)Japanese yen-denominated long-term debt.

The following table summarizes our long-term debt maturities as of July 2, 2023 by fiscal year (in millions):

Fiscal Year	Total
2023	$750.0
2024	1,087.2
2025	1,250.0
2026	1,500.0
2027	500.0
Thereafter	10,450.0
Total	$15,537.2
Note 9: Leases
The components of lease costs (in millions):

	Quarter Ended		Three Quarters Ended
	Jul 2, 2023	Jul 3, 2022	Jul 2, 2023	Jul 3, 2022
Operating lease costs(1)	$401.6	$386.5	$1,188.2	$1,166.0
Variable lease costs	264.1	221.5	753.3	687.1
Short-term lease costs	7.0	6.9	20.9	21.1
Total lease costs	$672.7	$614.9	$1,962.4	$1,874.2
(1)Includes immaterial amounts of sublease income and rent concessions.
The following table includes supplemental information (in millions):

	Three Quarters Ended
	Jul 2, 2023	Jul 3, 2022
Cash paid related to operating lease liabilities	$1,234.8	$1,248.7
Operating lease liabilities arising from obtaining ROU assets	1,245.5	1,121.6

	Jul 2, 2023	Jul 3, 2022
Weighted-average remaining operating lease term	8.5 years	8.5 years
Weighted-average operating lease discount rate	3.0%	2.5%
Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued liabilities and other long-term liabilities on the consolidated balance sheet. There were no material finance leases as of July 2, 2023 and October 2, 2022.
Minimum future maturities of operating lease liabilities (in millions):

Fiscal Year	Total
2023 (excluding the three quarters ended July 2, 2023)	$384.8
2024	1,527.5
2025	1,458.8
2026	1,313.8
2027	1,128.2
Thereafter	4,428.2
Total lease payments	10,241.3
Less imputed interest	(1,284.9)
Total	$8,956.4
As of July 2, 2023, we have entered into operating leases that have not yet commenced of $1.4 billion, primarily related to real estate leases. These leases will commence between fiscal year 2023 and fiscal year 2026 with lease terms ranging from two to twenty years.

Note 10: Deferred Revenue
Our deferred revenue primarily consists of the prepaid royalty from Nestlé, for which we have continuing performance obligations to support the Global Coffee Alliance, our unredeemed stored value card liability and unredeemed loyalty points (“Stars”) associated with our loyalty program.
As of July 2, 2023, the current and long-term deferred revenue related to Nestlé was $177.0 million and $6.0 billion, respectively. As of October 2, 2022, the current and long-term deferred revenue related to the Nestlé up-front payment was $177.0 million and $6.2 billion, respectively. During the quarter and three quarters ended July 2, 2023, we recognized $44.1 million and $132.3 million of prepaid royalty revenue related to Nestlé. During the quarter and three quarters ended July 3, 2022, we recognized $44.1 million and $132.5 million of prepaid royalty revenue related to Nestlé.
Changes in our deferred revenue balance related to our stored value cards and loyalty program (in millions):

Quarter Ended July 2, 2023	Total
Stored value cards and loyalty program at April 2, 2023	$1,664.5
Revenue deferred - card activations, card reloads and Stars earned	3,641.3
Revenue recognized - card and Stars redemptions and breakage	(3,662.9)
Other(1)	(14.7)
Stored value cards and loyalty program at July 2, 2023(2)	$1,628.2

Quarter Ended July 3, 2022	Total
Stored value cards and loyalty program at April 3, 2022	$1,645.2
Revenue deferred - card activations, card reloads and Stars earned	3,282.6
Revenue recognized - card and Stars redemptions and breakage	(3,312.3)
Other(1)	(21.7)
Stored value cards and loyalty program at July 3, 2022(2)	$1,593.8

Three Quarters Ended July 2, 2023	Total
Stored value cards and loyalty program at October 2, 2022	$1,503.0
Revenue deferred - card activations, card reloads and Stars earned	11,280.7
Revenue recognized - card and Stars redemptions and breakage	(11,155.4)
Other(1)	(0.1)
Stored value cards and loyalty program at July 2, 2023(2)	$1,628.2

Three Quarters Ended July 3, 2022	Total
Stored value cards and loyalty program at October 3, 2021	$1,448.5
Revenue deferred - card activations, card reloads and Stars earned	10,324.1
Revenue recognized - card and Stars redemptions and breakage	(10,149.4)
Other(1)	(29.4)
Stored value cards and loyalty program at July 3, 2022(2)	$1,593.8
(1)“Other” primarily consists of changes in the stored value cards and loyalty program balances resulting from foreign currency translation.
(2)As of July 2, 2023 and July 3, 2022, approximately $1.5 billion and $1.5 billion of these amounts were current, respectively.

Note 11:     Equity
Changes in AOCI by component, net of tax (in millions):

Quarter Ended	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
July 2, 2023
Net gains/(losses) in AOCI, beginning of period	$(10.9)	$(88.1)	$149.6	$(572.2)	$(521.6)
Net gains/(losses) recognized in OCI before reclassifications	(1.7)	0.8	75.5	(317.4)	(242.8)
Net (gains)/losses reclassified from AOCI to earnings	0.2	(6.8)	(5.8)	—	(12.4)
Other comprehensive income/(loss) attributable to Starbucks	(1.5)	(6.0)	69.7	(317.4)	(255.2)
Other comprehensive income/(loss) attributable to NCI	—	—	—	(0.7)	(0.7)
Net gains/(losses) in AOCI, end of period	$(12.4)	$(94.1)	$219.3	$(890.3)	$(777.5)

July 3, 2022
Net gains/(losses) in AOCI, beginning of period	$(9.0)	$251.7	$103.0	$(85.4)	$260.3
Net gains/(losses) recognized in OCI before reclassifications	(1.6)	41.0	81.6	(396.9)	(275.9)
Net (gains)/losses reclassified from AOCI to earnings	0.1	(46.7)	(2.8)	—	(49.4)
Other comprehensive income/(loss) attributable to Starbucks	(1.5)	(5.7)	78.8	(396.9)	(325.3)
Net gains/(losses) in AOCI, end of period	$(10.5)	$246.0	$181.8	$(482.3)	$(65.0)

Three Quarters Ended	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
July 2, 2023
Net gains/(losses) in AOCI, beginning of period	$(15.5)	$199.0	$209.1	$(855.8)	$(463.2)
Net gains/(losses) recognized in OCI before reclassifications	2.6	(151.5)	25.2	(33.8)	(157.5)
Net (gains)/losses reclassified from AOCI to earnings	0.5	(141.6)	(15.0)	—	(156.1)
Other comprehensive income/(loss) attributable to Starbucks	3.1	(293.1)	10.2	(33.8)	(313.6)
Other comprehensive income/(loss) attributable to NCI	—	—	—	(0.7)	(0.7)
Net gains/(losses) in AOCI, end of period	$(12.4)	$(94.1)	$219.3	$(890.3)	$(777.5)

July 3, 2022
Net gains/(losses) in AOCI, beginning of period	$1.5	$158.3	$48.6	$(61.2)	$147.2
Net gains/(losses) recognized in OCI before reclassifications	(12.1)	170.8	141.1	(421.2)	(121.4)
Net (gains)/losses reclassified from AOCI to earnings	0.1	(83.1)	(7.9)	0.1	(90.8)
Other comprehensive income/(loss) attributable to Starbucks	(12.0)	87.7	133.2	(421.1)	(212.2)
Net gains/(losses) in AOCI, end of period	$(10.5)	$246.0	$181.8	$(482.3)	$(65.0)

Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):

Quarter Ended
AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Jul 2, 2023	Jul 3, 2022
Gains/(losses) on available-for-sale debt securities	$(0.1)	$(0.2)	Interest income and other, net
Gains/(losses) on cash flow hedges	8.8	55.6	Please refer to Note 3, Derivative Financial Instruments for additional information.
Gains/(losses) on net investment hedges	7.8	3.8	Interest expense
	16.5	59.2	Total before tax
	(4.1)	(9.8)	Tax expense
	$12.4	$49.4	Net of tax

Three Quarters Ended
AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Jul 2, 2023	Jul 3, 2022
Gains/(losses) on available-for-sale debt securities	$(0.5)	$(0.2)	Interest income and other, net
Gains/(losses) on cash flow hedges	161.9	99.0	Please refer to Note 3, Derivative Financial Instruments for additional information.
Gains/(losses) on net investment hedges	20.1	10.7	Interest expense
	181.5	109.5	Total before tax
	(25.4)	(18.7)	Tax expense
	$156.1	$90.8	Net of tax
In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, the Company has authorized 7.5 million shares of preferred stock, none of which was outstanding as of July 2, 2023.
During the three quarters ended July 2, 2023 and July 3, 2022, we repurchased 6.9 million and 36.3 million shares of common stock for $699.3 million and $4.0 billion, respectively. As of July 2, 2023, 45.7 million shares remained available for repurchase under current authorizations.
During the third quarter of fiscal 2023, our Board of Directors approved a quarterly cash dividend to shareholders of $0.53 per share to be paid on August 25, 2023 to shareholders of record as of the close of business on August 11, 2023.
Note 12: Employee Stock Plans
As of July 2, 2023, there were 92.5 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 10.4 million shares available for issuance under our employee stock purchase plan.
Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended		Three Quarters Ended
	Jul 2, 2023	Jul 3, 2022	Jul 2, 2023	Jul 3, 2022
Restricted Stock Units (“RSUs”)	$69.1	$57.4	$228.3	$207.2
Options	0.1	(0.1)	0.2	(0.6)
Total stock-based compensation expense	$69.2	$57.3	$228.5	$206.6
Stock option and RSU transactions from October 2, 2022 through July 2, 2023 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, October 2, 2022	4.1	7.0
Granted	—	4.3
Options exercised/RSUs vested	(2.0)	(2.9)
Forfeited/expired	0.0	(0.9)
Options outstanding/Nonvested RSUs, July 2, 2023	2.1	7.5
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of July 2, 2023	$—	$223.9

Note 13: Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended		Three Quarters Ended
	Jul 2, 2023	Jul 3, 2022	Jul 2, 2023	Jul 3, 2022
Net earnings attributable to Starbucks	$1,141.7	$912.9	$2,905.2	$2,403.3
Weighted average common shares outstanding (for basic calculation)	1,145.9	1,147.0	1,147.6	1,155.3
Dilutive effect of outstanding common stock options and RSUs	4.6	4.0	4.4	5.2
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,150.5	1,151.0	1,152.0	1,160.5
EPS — basic	$1.00	$0.80	$2.53	$2.08
EPS — diluted	$0.99	$0.79	$2.52	$2.07
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes anti-dilutive stock options or unvested RSUs, which were immaterial in the periods presented.
Note 14: Commitments and Contingencies
Legal Proceedings
Starbucks is involved in various legal proceedings arising in the ordinary course of business, including certain employment litigation cases that have been certified as class or collective actions, but is not currently a party to any legal proceeding that management believes could have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Note 15: Segment Reporting
Segment information is prepared on the same basis that our chief executive officer, who is our chief operating decision maker, manages the segments, evaluates financial results and makes key operating decisions.
Consolidated revenue mix by product type (in millions):

	Quarter Ended				Three Quarters Ended
	Jul 2, 2023		Jul 3, 2022		Jul 2, 2023		Jul 3, 2022
Beverage(1)	$5,587.9	61%	$4,944.6	61%	$15,988.9	60%	$14,442.9	61%
Food(2)	1,704.5	19%	1,472.0	18%	4,861.0	18%	4,271.5	18%
Other(3)	1,875.9	20%	1,733.5	21%	5,752.1	22%	5,121.7	21%
Total	$9,168.3	100%	$8,150.1	100%	$26,602.0	100%	$23,836.1	100%
(1)Beverage represents sales within our company-operated stores.
(2)Food includes sales within our company-operated stores.
(3)Other primarily consists of packaged and single-serve coffees and teas, royalty and licensing revenues, beverage-related ingredients and serveware, among other items.

The tables below present financial information for our reportable operating segments and Corporate and Other segment (in millions):
Quarter Ended

	North America	International	Channel Development	Corporate and Other	Total
July 2, 2023
Total net revenues	$6,737.8	$1,972.9	$448.8	$8.8	$9,168.3
Depreciation and amortization expenses	230.4	83.1	0.0	28.7	342.2
Income from equity investees	—	0.8	68.9	—	69.7
Operating income/(loss)	1,463.9	374.5	208.0	(462.5)	1,583.9

July 3, 2022
Total net revenues	$6,058.4	$1,584.7	$479.7	$27.3	$8,150.1
Depreciation and amortization expenses	201.2	125.0	0.0	30.6	356.8
Income from equity investees	—	0.4	53.7	—	54.1
Operating income/(loss)	1,330.1	135.3	191.7	(361.6)	1,295.5

Three Quarters Ended
	North America	International	Channel Development	Corporate and Other	Total
July 2, 2023
Total net revenues	$19,669.7	$5,507.8	$1,407.7	$16.8	$26,602.0
Depreciation and amortization expenses	673.5	250.8	0.1	86.8	1,011.2
Income from equity investees	—	2.0	177.0	—	179.0
Operating income/(loss)	3,894.3	929.6	696.4	(1,355.7)	4,164.6

July 3, 2022
Total net revenues	$17,236.4	$5,163.1	$1,359.9	$76.7	$23,836.1
Depreciation and amortization expenses	603.2	391.4	0.1	95.8	1,090.5
Income from equity investees	—	1.6	141.9	—	143.5
Operating income/(loss)	3,344.8	615.7	572.7	(1,110.9)	3,422.3

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements contained herein are “forward-looking” statements within the meaning of applicable securities laws and regulations. Generally, these statements can be identified by the use of words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. Our forward-looking statements, and the risks and uncertainties related thereto, include, but are not limited to, those described under the “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” sections of the company’s most recently filed periodic reports on Form 10-K and Form 10-Q and subsequent filings with the SEC, as well as:

•our ability to preserve, grow and leverage our brands;
•the acceptance of the company’s products and changes in consumer preferences, consumption, or spending behavior and our ability to anticipate or react to them; shifts in demographic or health and wellness trends; or unfavorable consumer reaction to new products, platforms, reformulations, or other innovations;
•the costs associated with, and the successful execution and effects of, our existing and any future business opportunities, expansions, initiatives, strategies, investments and plans, including our Reinvention Plan;
•the impacts of partner investments and changes in the availability and cost of labor including any union organizing efforts and our responses to such efforts;
•the ability of our business partners, suppliers and third-party providers to fulfill their responsibilities and commitments;
•higher costs, lower quality, or unavailability of coffee, dairy, energy, water, raw materials, or product ingredients;
•the impact of significant increases in logistics costs;
•unfavorable global or regional economic conditions and related economic slowdowns or recessions, low consumer confidence, high unemployment, weak credit or capital markets, budget deficits, burdensome government debt, austerity measures, higher interest rates, higher taxes, political instability, higher inflation, or deflation;
•inherent risks of operating a global business including geopolitical considerations related to our business in China and any potential negative effects stemming from the Russian invasion of Ukraine;
•failure to attract or retain key executive or partner talent or successfully transition executives;
•the potential negative effects of incidents involving food or beverage-borne illnesses, tampering, adulteration, contamination or mislabeling;
•negative publicity related to our company, products, brands, marketing, executive leadership, partners, board of directors, founder, operations, business performance, or prospects;
•potential negative effects of a material breach, failure, or corruption of our information technology systems or those of our direct and indirect business partners, suppliers or third-party providers, or failure to comply with personal data protection laws;
•our environmental, social and governance (“ESG”) efforts and any reaction related thereto such as the rise in opposition to ESG and inclusion and diversity efforts;
•risks associated with acquisitions, dispositions, business partnerships, or investments – such as acquisition integration, termination difficulties or costs or impairment in recorded value;
•the impact of foreign currency translation, particularly a stronger U.S. dollar;
•the impact of substantial competition from new entrants, consolidations by competitors, and other competitive activities, such as pricing actions (including price reductions, promotions, discounting, couponing, or free goods), marketing, category expansion, product introductions, or entry or expansion in our geographic markets;
•the impact of changes in U.S. tax law and related guidance and regulations that may be implemented, including on tax rates and the Inflation Reduction Act of 2022;
•the impact of health epidemics, pandemics or other public health events on our business and financial results, and the risk of negative economic impacts and related regulatory measures or voluntary actions that may be put in place, including restrictions on business operations or social distancing requirements, and the duration and efficacy of such restrictions;
•failure to comply with anti-corruption laws, trade sanctions and restrictions or similar laws or regulations; and
•the impact of significant legal disputes and proceedings, or government investigations.

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

Introduction and Overview
Starbucks is the premier roaster, marketer and retailer of specialty coffee in the world, operating in 86 markets. As of July 2, 2023, Starbucks had more than 37,200 company-operated and licensed stores, an increase of 7% from the prior year. Additionally, we sell a variety of consumer-packaged goods, primarily through the Global Coffee Alliance established with Nestlé and other partnerships and joint ventures.
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
Our fiscal year ends on the Sunday closest to September 30. Fiscal 2023 and 2022 include 52 weeks. All references to store counts, including data for new store openings, are reported net of store closures, unless otherwise noted.
Starbucks results for the third quarter of fiscal 2023 demonstrate the overall strength of our brand. Consolidated net revenues increased 12% to $9.2 billion in the third quarter of fiscal 2023 compared to $8.2 billion in the third quarter of fiscal 2022, primarily driven by strength in our U.S. business and international licensed markets as well as continued recovery from COVID-19 pandemic-related business interruptions in China. During the quarter ended July 2, 2023, our global comparable store sales grew 10%, primarily driven by 7% growth in the U.S. market and 24% growth internationally, demonstrating the strength of the Starbucks brand globally. Consolidated operating margin increased 140 basis points from the prior year to 17.3%, primarily driven by sales leverage, pricing and productivity improvement from increased efficiency in our U.S. stores. These were partially offset by previously-committed investments in labor, including enhancements in retail store partner wages and benefits as well as increased general and administrative costs related to our Reinvention Plan.
Results of Operations (in millions)
Revenues

	Quarter Ended				Three Quarters Ended
	Jul 2, 2023	Jul 3, 2022	$ Change	% Change	Jul 2, 2023	Jul 3, 2022	$ Change	% Change
Company-operated stores	$7,556.7	$6,675.5	$881.2	13.2%	$21,782.4	$19,674.7	$2,107.7	10.7%
Licensed stores	1,136.2	956.8	179.4	18.8	3,325.2	2,657.0	668.2	25.1
Other	475.4	517.8	(42.4)	(8.2)	1,494.4	1,504.4	(10.0)	(0.7)
Total net revenues	$9,168.3	$8,150.1	$1,018.2	12.5%	$26,602.0	$23,836.1	$2,765.9	11.6%
For the quarter ended July 2, 2023 compared with the quarter ended July 3, 2022
Total net revenues for the third quarter of fiscal 2023 increased $1.0 billion, primarily due to higher revenues from company-operated stores ($881 million). The growth of company-operated stores revenue was driven by a 10% increase in comparable store sales ($632 million), attributable to a 5% increase in comparable transactions and a 4% increase in average ticket. Also contributing was incremental revenues from 1,265 net new Starbucks® company-operated stores, or a 7% increase, over the past 12 months ($336 million). Partially offsetting these increases was unfavorable foreign currency translation ($96 million).
Licensed stores revenue increased $179 million contributing to the increase in total net revenues, driven by higher product and equipment sales to and royalty revenues from our licensees ($185 million).
Other revenues decreased $42 million, primarily due to a decline in revenue in the Global Coffee Alliance ($31 million) and the absence of revenues from the Evolution Fresh business following its sale in the fourth quarter of fiscal 2022 ($18 million).

For the three quarters ended July 2, 2023 compared with the three quarters ended July 3, 2022
Total net revenues for the first three quarters of fiscal 2023 increased $2.8 billion, primarily due to higher revenues from company-operated stores ($2.1 billion). The growth of company-operated stores revenue was driven by a 9% increase in comparable store sales ($1.6 billion) attributed to a 5% increase in average ticket and a 3% increase in transactions. Also contributing to the increase were incremental revenues from 1,265 net new Starbucks company-operated stores, or a 7% increase, over the past 12 months ($907 million). Partially offsetting these increases was unfavorable foreign currency translation ($484 million).
Licensed stores revenue increased $668 million contributing to the increase in total net revenues, driven by higher product and equipment sales to and royalty revenues from our licensees ($716 million). Partially offsetting this increase was unfavorable foreign currency translation ($66 million).
Other revenues decreased $10 million, primarily due to the absence of revenues from the Evolution Fresh business following its sale in the fourth quarter of fiscal 2022 ($55 million), partially offset by an increase in revenue in the Global Coffee Alliance ($32 million).
Operating Expenses

	Quarter Ended					Three Quarters Ended
	Jul 2, 2023	Jul 3, 2022	$ Change	Jul 2, 2023	Jul 3, 2022	Jul 2, 2023	Jul 3, 2022	$ Change	Jul 2, 2023	Jul 3, 2022
				As a % of Total Net Revenues					As a % of Total Net Revenues
Product and distribution costs	$2,864.2	$2,613.6	$250.6	31.2%	32.1%	$8,476.1	$7,606.4	$869.7	31.9%	31.9%
Store operating expenses	3,697.6	3,302.5	395.1	40.3	40.5	10,998.9	10,017.1	981.8	41.3	42.0
Other operating expenses	138.7	135.1	3.6	1.5	1.7	394.1	338.4	55.7	1.5	1.4
Depreciation and amortization expenses	342.2	356.8	(14.6)	3.7	4.4	1,011.2	1,090.5	(79.3)	3.8	4.6
General and administrative expenses	604.3	486.7	117.6	6.6	6.0	1,805.6	1,494.0	311.6	6.8	6.3
Restructuring and impairments	7.1	14.0	(6.9)	0.1	0.2	21.8	10.9	10.9	0.1	0.0
Total operating expenses	7,654.1	6,908.7	745.4	83.5	84.8	22,707.7	20,557.3	2,150.4	85.4	86.2
Income from equity investees	69.7	54.1	15.6	0.8	0.7	179.0	143.5	35.5	0.7	0.6
Gain from sale of assets	—	—	—	—	—	91.3	—	91.3	0.3	—
Operating income	$1,583.9	$1,295.5	$288.4	17.3%	15.9%	$4,164.6	$3,422.3	$742.3	15.7%	14.4%
Store operating expenses as a % of company-operated stores revenue				48.9%	49.5%				50.5%	50.9%
For the quarter ended July 2, 2023 compared with the quarter ended July 3, 2022
Product and distribution costs as a percentage of total net revenues decreased 90 basis points for the third quarter of fiscal 2023, primarily due to pricing.
Store operating expenses as a percentage of total net revenues decreased 20 basis points for the third quarter of fiscal 2023. Store operating expenses as a percentage of company-operated stores revenue decreased 60 basis points, primarily due to sales leverage (approximately 250 basis points) and productivity improvement (approximately 190 basis points). These were partially offset by previously-committed investments in labor, including enhancements in retail store partner wages and benefits (approximately 340 basis points) and increased spend on partner training (approximately 50 basis points).
Depreciation and amortization expenses as a percentage of total net revenues decreased 70 basis points, primarily due to lapping amortization expenses of acquisition-related intangibles assets that are now fully amortized.
General and administrative expenses increased $118 million, primarily due to incremental investments in technology ($38 million), increased support costs of strategic initiatives including the Reinvention Plan ($27 million), higher performance-based compensation ($20 million) and a donation to the Starbucks Foundation ($15 million).

Income from equity investees increased $16 million, primarily due to higher income from our North American Coffee Partnership joint venture.
The combination of these changes resulted in an overall increase in operating margin of 140 basis points for the third quarter of fiscal 2023.
For the three quarters ended July 2, 2023 compared with the three quarters ended July 3, 2022
Store operating expenses as a percentage of total net revenues decreased 70 basis points for the first three quarters of fiscal 2023. Store operating expenses as a percentage of company-operated stores revenue decreased 40 basis points, primarily due to pricing (approximately 180 basis points), sales leverage (approximately 160 basis points) and productivity improvement (approximately 130 basis points). These were partially offset by previously-committed investments in labor, including enhancements in retail store partner wages and benefits (approximately 340 basis points) and increased spend on partner training (approximately 50 basis points).
Other operating expenses increased $56 million for the first three quarters of fiscal 2023, primarily due to higher strategic investments in technology and other initiatives ($21 million) and support costs for our growing licensed markets ($21 million).
Depreciation and amortization expenses as a percentage of total net revenues decreased 80 basis points, primarily due to lapping amortization expenses of acquisition-related intangibles assets that are now fully amortized.
General and administrative expenses increased $312 million, primarily due to incremental investments in technology ($103 million), increased support costs of strategic initiatives including the Reinvention Plan ($57 million), higher performance-based compensation ($45 million), donations to the Starbucks Foundation ($30 million) and other labor and leadership support costs ($26 million).
Income from equity investees increased $36 million, primarily due to higher income from our North American Coffee Partnership joint venture.
Gain from sale of assets includes the sale of our Seattle's Best Coffee brand to Nestlé in the second quarter of fiscal 2023.
The combination of these changes resulted in an overall increase in operating margin of 130 basis points for the first three quarters of fiscal 2023.

Other Income and Expenses

	Quarter Ended					Three Quarters Ended
	Jul 2, 2023	Jul 3, 2022	$ Change	Jul 2, 2023	Jul 3, 2022	Jul 2, 2023	Jul 3, 2022	$ Change	Jul 2, 2023	Jul 3, 2022
				As a % of Total Net Revenues					As a % of Total Net Revenues
Operating income	$1,583.9	$1,295.5	$288.4	17.3%	15.9%	$4,164.6	$3,422.3	$742.3	15.7%	14.4%
Interest income and other, net	21.3	19.8	1.5	0.2	0.2	51.1	66.0	(14.9)	0.2	0.3
Interest expense	(140.9)	(123.1)	(17.8)	(1.5)	(1.5)	(406.9)	(357.6)	(49.3)	(1.5)	(1.5)
Earnings before income taxes	1,464.3	1,192.2	272.1	16.0	14.6	3,808.8	3,130.7	678.1	14.3	13.1
Income tax expense	322.4	278.5	43.9	3.5	3.4	903.4	725.9	177.5	3.4	3.0
Net earnings including noncontrolling interests	1,141.9	913.7	228.2	12.5	11.2	2,905.4	2,404.8	500.6	10.9	10.1
Net earnings attributable to noncontrolling interests	0.2	0.8	(0.6)	0.0	0.0	0.2	1.5	(1.3)	0.0	0.0
Net earnings attributable to Starbucks	$1,141.7	$912.9	$228.8	12.5%	11.2%	$2,905.2	$2,403.3	$501.9	10.9%	10.1%
Effective tax rate including noncontrolling interests				22.0%	23.4%				23.7%	23.2%

For the quarter ended July 2, 2023 compared with the quarter ended July 3, 2022
Interest expense increased $18 million, primarily due to higher debt balances and a rising interest rate environment.
The effective tax rate for the quarter ended July 2, 2023 was 22.0% compared to 23.4% for the same period in fiscal 2022. The decrease was primarily due to the release of valuation allowances recorded against certain deferred tax assets of an international jurisdiction (approximately 300 basis points), partially offset by lapping beneficial valuation allowance activity from the prior year.
For the three quarters ended July 2, 2023 compared with the three quarters ended July 3, 2022
Interest income and other, net decreased $15 million, primarily due to lapping higher investment gains in the prior year.
Interest expense increased $49 million, primarily due to higher debt balances and a rising interest rate environment.
The effective tax rate for the first three quarters ended July 2, 2023 was 23.7% compared to 23.2% for the same period in fiscal 2022. The increase was primarily due to lapping a beneficial return-to-provision adjustment recorded related to the divestiture of certain joint venture operations (approximately 70 basis points) and a decrease in stock-based compensation excess tax benefits (approximately 50 basis points), offset by the release of valuation allowances recorded against certain deferred tax assets of an international jurisdiction (approximately 120 basis points).

Segment Information
Results of operations by segment (in millions):
North America

	Quarter Ended					Three Quarters Ended
	Jul 2, 2023	Jul 3, 2022	$ Change	Jul 2, 2023	Jul 3, 2022	Jul 2, 2023	Jul 3, 2022	$ Change	Jul 2, 2023	Jul 3, 2022
				As a % of North America Total Net Revenues					As a % of North America Total Net Revenues
Net revenues:
Company-operated stores	$6,080.6	$5,513.2	$567.4	90.2%	91.0%	$17,693.9	$15,663.6	$2,030.3	90.0%	90.9%
Licensed stores	655.8	544.2	111.6	9.7	9.0	1,973.2	1,567.1	406.1	10.0	9.1
Other	1.4	1.0	0.4	0.0	0.0	2.6	5.7	(3.1)	0.0	0.0
Total net revenues	6,737.8	6,058.4	679.4	100.0	100.0	19,669.7	17,236.4	2,433.3	100.0	100.0
Product and distribution costs	1,885.4	1,713.2	172.2	28.0	28.3	5,624.7	4,906.5	718.2	28.6	28.5
Store operating expenses	2,990.1	2,670.0	320.1	44.4	44.1	8,973.2	7,997.8	975.4	45.6	46.4
Other operating expenses	67.8	55.4	12.4	1.0	0.9	196.7	150.7	46.0	1.0	0.9
Depreciation and amortization expenses	230.4	201.2	29.2	3.4	3.3	673.5	603.2	70.3	3.4	3.5
General and administrative expenses	93.1	76.5	16.6	1.4	1.3	286.6	224.5	62.1	1.5	1.3
Restructuring and impairments	7.1	12.0	(4.9)	0.1	0.2	20.7	8.9	11.8	0.1	0.1
Total operating expenses	5,273.9	4,728.3	545.6	78.3	78.0	15,775.4	13,891.6	1,883.8	80.2	80.6
Operating income	$1,463.9	$1,330.1	$133.8	21.7%	22.0%	$3,894.3	$3,344.8	$549.5	19.8%	19.4%
Store operating expenses as a % of company-operated stores revenue				49.2%	48.4%				50.7%	51.1%
For the quarter ended July 2, 2023 compared with the quarter ended July 3, 2022
Revenues
North America total net revenues for the third quarter of fiscal 2023 increased $679 million, or 11%, primarily due to a 7% increase in comparable store sales ($379 million) driven by a 6% increase in average ticket and a 1% increase in transactions. Also contributing to these increases were the performance of net new company-operated store openings over the past 12 months ($206 million) and higher product and equipment sales to and royalty revenues from our licensees ($108 million).
Operating Margin
North America operating income for the third quarter of fiscal 2023 increased 10% to $1.5 billion, compared to $1.3 billion in the third quarter of fiscal 2022. Operating margin decreased 30 basis points to 21.7%, primarily due to previously-committed investments in labor, including enhancements in retail store partner wages and benefits (approximately 360 basis points) and increased spend on partner training (approximately 50 basis points), partially offset by pricing (approximately 220 basis points), labor productivity (approximately 210 basis points) and sales leverage.

For the three quarters ended July 2, 2023 compared with the three quarters ended July 3, 2022
Revenues
North America total net revenues for the first three quarters of fiscal 2023 increased $2.4 billion, or 14%, primarily due to a 10% increase in comparable store sales ($1.5 billion) driven by a 7% increase in average ticket and a 3% increase in transactions. Also contributing to these increases were net new company-operated store openings over the past 12 months ($593 million) and higher product and equipment sales to and royalty revenues from our licensees ($390 million).
Operating Margin
North America operating income for the first three quarters of fiscal 2023 increased 16% to $3.9 billion, compared to $3.3 billion for the same period in fiscal 2022. Operating margin increased 40 basis points to 19.8%, primarily due to pricing (approximately 350 basis points), labor productivity (approximately 150 basis points) and sales leverage. These increases were partially offset by previously-committed investments in labor, including enhancements in retail store partner wages and benefits (approximately 370 basis points) and increased spend on partner training (approximately 50 basis points) as well as inflationary pressures on commodities and our supply chain (approximately 100 basis points).
International

	Quarter Ended					Three Quarters Ended
	Jul 2, 2023	Jul 3, 2022	$ Change	Jul 2, 2023	Jul 3, 2022	Jul 2, 2023	Jul 3, 2022	$ Change	Jul 2, 2023	Jul 3, 2022
				As a % of International Total Net Revenues					As a % of International Total Net Revenues
Net revenues:
Company-operated stores	$1,476.1	$1,162.3	$313.8	74.8%	73.3%	$4,088.5	$4,011.1	$77.4	74.2%	77.7%
Licensed stores	480.4	412.6	67.8	24.3	26.0	1,352.0	1,089.9	262.1	24.5	21.1
Other	16.4	9.8	6.6	0.8	0.6	67.3	62.1	5.2	1.2	1.2
Total net revenues	1,972.9	1,584.7	388.2	100.0	100.0	5,507.8	5,163.1	344.7	100.0	100.0
Product and distribution costs	677.3	550.3	127.0	34.3	34.7	1,903.8	1,746.8	157.0	34.6	33.8
Store operating expenses	707.5	632.5	75.0	35.9	39.9	2,025.7	2,019.3	6.4	36.8	39.1
Other operating expenses	54.3	60.2	(5.9)	2.8	3.8	155.0	138.8	16.2	2.8	2.7
Depreciation and amortization expenses	83.1	125.0	(41.9)	4.2	7.9	250.8	391.4	(140.6)	4.6	7.6
General and administrative expenses	77.0	81.8	(4.8)	3.9	5.2	244.9	252.7	(7.8)	4.4	4.9
Total operating expenses	1,599.2	1,449.8	149.4	81.1	91.5	4,580.2	4,549.0	31.2	83.2	88.1
Income from equity investees	0.8	0.4	0.4	0.0	0.0	2.0	1.6	0.4	0.0	0.0
Operating income	$374.5	$135.3	$239.2	19.0%	8.5%	$929.6	$615.7	$313.9	16.9%	11.9%
Store operating expenses as a % of company-operated stores revenue				47.9%	54.4%				49.5%	50.3%
For the quarter ended July 2, 2023 compared with the quarter ended July 3, 2022
Revenues
International total net revenues for the third quarter of fiscal 2023 increased $388 million, or 24%, primarily due to a 24% increase in comparable store sales ($253 million) driven by a 21% increase in customer transactions, primarily attributable to business recovery from COVID-19 pandemic related disruptions in China. Also contributing were 863 net new company-operated store openings, or an 11% increase, over the past 12 months ($131 million) and higher product and equipment sales to and royalty revenues from our licensees ($77 million). These increases were partially offset by unfavorable foreign currency translation ($86 million).

Operating Margin
International operating income for the third quarter of fiscal 2023 increased 177% to $375 million, compared to $135 million in the third quarter of fiscal 2022. Operating margin increased 1,050 basis points to 19.0%, primarily due to sales leverage (approximately 860 basis points), including lapping prior year mobility restrictions in China. Also contributing was lapping amortization expenses of acquisition-related intangibles assets that are now fully amortized (approximately 260 basis points), partially offset by digital investments (approximately 110 basis points) and inflationary pressures (approximately 100 basis points).
For the three quarters ended July 2, 2023 compared with the three quarters ended July 3, 2022
Revenues
International total net revenues for the first three quarters of fiscal 2023 increased $345 million, or 7%, primarily due to higher product and equipment sales to and royalty revenues from our licensees ($326 million) and 863 net new company-operated store openings, or an 11% increase, over the past 12 months ($314 million). Also contributing was a 5% increase in comparable store sales ($168 million) driven by a 4% increase in customer transactions. These increases were partially offset by unfavorable foreign currency translation ($485 million).
Operating Margin
International operating income for the first three quarters of fiscal 2023 increased 51% to $930 million, compared to $616 million for the same period in fiscal 2022. Operating margin increased 500 basis points to 16.9%, primarily due to sales leverage (approximately 290 basis points) and lapping amortization expenses of acquisition-related intangibles assets that are now fully amortized (approximately 250 basis points).

Channel Development

	Quarter Ended					Three Quarters Ended
	Jul 2, 2023	Jul 3, 2022	$ Change	Jul 2, 2023	Jul 3, 2022	Jul 2, 2023	Jul 3, 2022	$ Change	Jul 2, 2023	Jul 3, 2022
				As a % of Channel Development Total Net Revenues					As a % of Channel Development Total Net Revenues
Net revenues	$448.8	$479.7	$(30.9)			$1,407.7	$1,359.9	$47.8
Product and distribution costs	293.0	325.8	(32.8)	65.3%	67.9%	932.7	885.2	47.5	66.3%	65.1%
Other operating expenses	14.8	13.6	1.2	3.3	2.8	40.6	35.7	4.9	2.9	2.6
Depreciation and amortization expenses	0.0	0.0	0.0	0.0	0.0	0.1	0.1	0.0	0.0	0.0
General and administrative expenses	1.9	2.3	(0.4)	0.4	0.5	6.2	8.1	(1.9)	0.4	0.6
Total operating expenses	309.7	341.7	(32.0)	69.0	71.2	979.6	929.1	50.5	69.6	68.3
Income from equity investees	68.9	53.7	15.2	15.4	11.2	177.0	141.9	35.1	12.6	10.4
Gain from sale of assets	—	—	—	nm	nm	91.3	—	91.3	6.5%	nm
Operating income	$208.0	$191.7	$16.3	46.3%	40.0%	$696.4	$572.7	$123.7	49.5%	42.1%
For the quarter ended July 2, 2023 compared with the quarter ended July 3, 2022
Revenues
Channel Development total net revenues for the third quarter of fiscal 2023 decreased $31 million, or 6%, primarily due to a decline in revenue in the Global Coffee Alliance ($31 million).
Operating Margin
Channel Development operating income for the third quarter of fiscal 2023 increased 9% to $208 million, compared to $192 million in the third quarter of fiscal 2022. Operating margin increased 630 basis points to 46.3%, primarily due to growth in our North American Coffee Partnership joint venture income (approximately 410 basis points) and mix shift (approximately 310 basis points).

For the three quarters ended July 2, 2023 compared with the three quarters ended July 3, 2022
Revenues
Channel Development total net revenues for the first three quarters of fiscal 2023 increased $48 million, or 4%, primarily due to an increase in revenue in the Global Coffee Alliance ($32 million) and growth in our global ready-to-drink business ($27 million).
Operating Margin
Channel Development operating income for the first three quarters of fiscal 2023 increased 22% to $696 million, compared to $573 million for the same period in fiscal 2022. Operating margin increased 740 basis points to 49.5%, primarily due to the gain from sale of our Seattle's Best Coffee brand (approximately 650 basis points) and growth in our North American Coffee Partnership joint venture income (approximately 200 basis points), partially offset by impairment charges against certain manufacturing assets (approximately 120 basis points).

Corporate and Other

	Quarter Ended				Three Quarters Ended
	Jul 2, 2023	Jul 3, 2022	$ Change	% Change	Jul 2, 2023	Jul 3, 2022	$ Change	% Change
Net revenues:
Other	$8.8	$27.3	$(18.5)	(67.8)%	$16.8	$76.7	$(59.9)	(78.1)%
Total net revenues	8.8	27.3	(18.5)	(67.8)	16.8	76.7	(59.9)	(78.1)
Product and distribution costs	8.5	24.3	(15.8)	(65.0)	14.9	67.9	(53.0)	(78.1)
Other operating expenses	1.8	5.9	(4.1)	(69.5)	1.8	13.2	(11.4)	(86.4)
Depreciation and amortization expenses	28.7	30.6	(1.9)	(6.2)	86.8	95.8	(9.0)	(9.4)
General and administrative expenses	432.3	326.1	106.2	32.6	1,267.9	1,008.7	259.2	25.7
Restructuring and impairments	—	2.0	(2.0)	nm	1.1	2.0	(0.9)	(45.0)%
Total operating expenses	471.3	388.9	82.4	21.2	1,372.5	1,187.6	184.9	15.6
Operating loss	$(462.5)	$(361.6)	$(100.9)	27.9%	$(1,355.7)	$(1,110.9)	$(244.8)	22.0%
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
For the quarter ended July 2, 2023 compared with the quarter ended July 3, 2022
Corporate and Other operating loss increased by 28% to $463 million for the third quarter of fiscal 2023 compared to $362 million for the third quarter of fiscal 2022. This increase was primarily driven by incremental investments in technology ($38 million), increased support costs of strategic initiatives including the Reinvention Plan ($27 million), higher performance-based compensation ($17 million) and a donation to the Starbucks Foundation ($15 million).
For the three quarters ended July 2, 2023 compared with the three quarters ended July 3, 2022
Corporate and Other operating loss increased by 22% to $1.4 billion for the first three quarters of fiscal 2023 compared to $1.1 billion for the same period in fiscal 2022. This increase was primarily driven by incremental investments in technology ($100 million), increased support costs of strategic initiatives including the Reinvention Plan ($57 million), higher performance-based compensation ($33 million) and donations to the Starbucks Foundation ($30 million).

Quarterly Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) and transferred during the period
	Quarter Ended		Three Quarters Ended		Stores open as of
	Jul 2, 2023	Jul 3, 2022	Jul 2, 2023	Jul 3, 2022	Jul 2, 2023	Jul 3, 2022
North America
Company-operated stores	105	96	236	189	10,452	10,050
Licensed stores	5	28	61	35	7,140	7,000
Total North America	110	124	297	224	17,592	17,050
International
Company-operated stores	272	130	543	445	8,580	7,717
Licensed stores	206	64	671	446	11,050	10,181
Total International	478	194	1,214	891	19,630	17,898
Total Company	588	318	1,511	1,115	37,222	34,948

Financial Condition, Liquidity and Capital Resources
Cash and Investment Overview
Our cash and investments totaled $3.9 billion as of July 2, 2023 and $3.5 billion as of October 2, 2022. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, make acquisitions and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate debt securities, government treasury securities (foreign and domestic) and commercial paper as well as principal-protected structured deposits. As of July 2, 2023, approximately $2.5 billion of cash and short-term investment were held in foreign subsidiaries.
Borrowing Capacity
Revolving Credit Facility
Our $3.0 billion unsecured five-year revolving credit facility (the “2021 credit facility”), of which $150.0 million may be used for issuances of letters of credit, is currently set to mature on September 16, 2026. The 2021 credit facility is available for working capital, capital expenditures and other corporate purposes, including acquisitions and share repurchases. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $1.0 billion.
Borrowings under the 2021 credit facility, which was most recently amended in April 2023, will bear interest at a variable rate based on Term SOFR, and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the 2021 credit facility), in each case plus an applicable margin. The applicable margin is based on the Company’s long-term credit ratings assigned by the Moody’s and Standard & Poor’s rating agencies. The “Base Rate” is the highest of (i) the Federal Funds Rate (as defined in the 2021 credit facility) plus 0.500%, (ii) Bank of America’s prime rate, and (iii) Term SOFR plus 1.000%. Term SOFR means the forward-looking SOFR term rate administrated by the Chicago Mercantile Exchange plus a SOFR Adjustment of 0.100%.
The 2021 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of July 2, 2023, we were in compliance with all applicable covenants. No amounts were outstanding under our 2021 credit facility as of July 2, 2023 or October 2, 2022.
Commercial Paper
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under the 2021 credit facility discussed above. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of July 2, 2023, we had no borrowings outstanding under our commercial paper program. As of October 2, 2022, we had $175.0 million in borrowings outstanding under this program. Our total contractual borrowing capacity for general corporate purposes was $3.0 billion as of the end of our third quarter of fiscal 2023.
Credit facilities in Japan
Additionally, we hold Japanese yen-denominated credit facilities for the use of our Japan subsidiary. These are available for working capital needs and capital expenditures within our Japanese market.
•A ¥5 billion, or $34.5 million, credit facility is currently set to mature on January 4, 2024. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.400%.
•A ¥10 billion, or $69.1 million, credit facility is currently set to mature on March 27, 2024. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.300%.
As of July 2, 2023, we had ¥5 billion, or $34.5 million, of borrowings outstanding under these credit facilities. As of October 2, 2022, we had no borrowings outstanding under these credit facilities.
See Note 8, Debt, to the consolidated financial statements included in Item 1 of Part I of this 10-Q for details of the components of our long-term debt.
Our ability to incur new liens and conduct sale and leaseback transactions on certain material properties is subject to compliance with terms of the indentures under which the long-term notes were issued. As of July 2, 2023, we were in compliance with all applicable covenants.
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
During the third quarter of fiscal 2023, our Board of Directors approved a quarterly cash dividend to shareholders of $0.53 per share to be paid on August 25, 2023 to shareholders of record as of the close of business on August 11, 2023.
During the first quarter of fiscal 2023, we resumed our share repurchase program which was temporarily suspended in April 2022. During the three quarters ended July 2, 2023, we repurchased 6.9 million shares of common stock for $699.3 million. As of July 2, 2023, 45.7 million shares remained available for repurchase under current authorizations.
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
Cash Flows
Cash provided by operating activities was $4.1 billion for the first three quarters of fiscal 2023, compared to $3.3 billion for the same period in fiscal 2022. The change was primarily due to a decrease in net cash used by changes in operating assets and liabilities and higher net earnings during the period.
Cash used in investing activities totaled $1.4 billion for each of the first three quarters of fiscal 2023 and fiscal 2022, respectively. Increased maturities and calls of investments in fiscal 2023 were offset by increased capital expenditures and higher investment purchases.
Cash used in financing activities for the first three quarters of fiscal 2023 totaled $2.1 billion compared to cash used in financing activities of $5.1 billion for the same period in fiscal 2022. The change is primarily due to a decrease in share repurchase activities.
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
During the third quarter of fiscal 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (July 2, 2023).
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding repurchases of our common stock during the quarter ended July 2, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
Period (1)
April 3, 2023 - April 30, 2023	707,551	$107.42	707,551	46,967,624
May 1, 2023 - May 28, 2023	759,649	105.30	759,649	46,207,975
May 29, 2023 - July 2, 2023	487,157	98.54	487,157	45,720,818
Total	1,954,357	$104.38	1,954,357
(1)Monthly information is presented by reference to our fiscal months during the third quarter of fiscal 2023.
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
Item 3.Defaults upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information

During the fiscal quarter ended July 2, 2023, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6.Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	000-20322	4/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through March 17, 2021)	8-K	000-20322	3/19/2021	3.1
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—
101	The following financial statements from the Company's 10-Q for the fiscal quarter ended July 2, 2023, formatted in iXBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity and (vi) Notes to Consolidated Financial Statements	—	—	—	—	X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	—	—	—	—	X

* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
August 1, 2023

STARBUCKS CORPORATION

By:	/s/ Rachel Ruggeri
Rachel Ruggeri
executive vice president, chief financial officer
Signing on behalf of the registrant and as principal financial officer