Form 10-K
period 2023-10-01
STARBUCKS CORP
filed 2023-11-17
CIK 829224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 1, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on April 2, 2023 as reported on the Nasdaq Global Select Market was $117.1 billion. As of November 10, 2023, there were 1,136.7 million shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on March 13, 2024 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

STARBUCKS CORPORATION
Form 10-K
For the Fiscal Year Ended October 1, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Starbucks Corporation (together with its subsidiaries) that are based on our current expectations, estimates, forecasts and projections about our business, our results of operations, the industry in which we operate, our economic and market outlook, and the beliefs and assumptions of our management. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. Our forward-looking statements, and the risks and uncertainties related thereto, include, but are not limited to, those described under the “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” sections and in other reports we file with the U.S. Securities and Exchange Commission (“SEC”), as well as:

• our ability to preserve, grow and leverage our brands;
• the acceptance of the company’s products and changes in consumer preferences, consumption, or spending behavior and our ability to anticipate or react to them; shifts in demographic or health and wellness trends; or unfavorable consumer reaction to new products, platforms, reformulations, or other innovations;
• our anticipated operating expenses, including our anticipated total capital expenditures;
• the costs associated with, and the successful execution and effects of, our existing and any future business opportunities, expansions, initiatives, strategies, investments and plans, including our Reinvention Plan;
• the impacts of partner investments and changes in the availability and cost of labor including any union organizing efforts and our responses to such efforts;
• the ability of our business partners, suppliers and third-party providers to fulfill their responsibilities and commitments;
• higher costs, lower quality, or unavailability of coffee, dairy, energy, water, raw materials, or product ingredients;
• the impact of significant increases in logistics costs;
• a worsening in the terms and conditions upon which we engage with our manufacturers and source suppliers, whether resulting from broader local or global conditions, or dynamics specific to our relationships with such parties;
• unfavorable global or regional economic conditions and related economic slowdowns or recessions, low consumer confidence, high unemployment, weak credit or capital markets, budget deficits, burdensome government debt, austerity measures, higher interest rates, higher taxes, political instability, higher inflation, or deflation;
• inherent risks of operating a global business including geopolitical instability;
• failure to attract or retain key executive or partner talent or successfully transition executives;
• the potential negative effects of incidents involving food or beverage-borne illnesses, tampering, adulteration, contamination or mislabeling;
• negative publicity related to our company, products, brands, marketing, executive leadership, partners, board of directors, founder, operations, business performance, or prospects;
• potential negative effects of a material breach, failure, or corruption of our information technology systems or those of our direct and indirect business partners, suppliers or third-party providers, or failure to comply with personal data protection laws;
• our environmental, social and governance (“ESG”) efforts and any reaction related thereto such as the rise in opposition to ESG and inclusion and diversity efforts;
• risks associated with acquisitions, dispositions, business partnerships, or investments – such as acquisition integration, termination difficulties or costs or impairment in recorded value;
• the impact of foreign currency translation, particularly a stronger U.S. dollar;
• the impact of substantial competition from new entrants, consolidations by competitors, and other competitive activities, such as pricing actions (including price reductions, promotions, discounting, couponing, or free goods), marketing, category expansion, product introductions, or entry or expansion in our geographic markets;
• the impact of changes in U.S. tax law and related guidance and regulations that may be implemented, including on tax rates and the Inflation Reduction Act of 2022;
• the impact of health epidemics, pandemics or other public health events on our business and financial results, and the risk of negative economic impacts and related regulatory measures or voluntary actions that may be put in place, including restrictions on business operations or social distancing requirements, and the duration and efficacy of such restrictions;
• failure to comply with anti-corruption laws, trade sanctions and restrictions or similar laws or regulations; and
• the impact of significant legal disputes and proceedings, or government investigations.

In addition, many of the foregoing risks and uncertainties are, or could be, exacerbated by any worsening of the global business and economic environment. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. We are under no obligation to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
Item 1. Business
General
In this Annual Report on Form 10-K (“10-K” or “Report”) for the fiscal year ended October 1, 2023 (“fiscal 2023”), Starbucks Corporation (together with its subsidiaries) is referred to as “Starbucks,” the “Company,” “we,” “us” or “our.”
Starbucks is the premier roaster, marketer and retailer of specialty coffee in the world, operating in 86 markets. Formed in 1985, Starbucks Corporation’s common stock trades on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “SBUX.” We purchase and roast high-quality coffees that we sell, along with handcrafted coffee, tea and other beverages and a variety of high-quality food items through company-operated stores. We also sell a variety of coffee and tea products and license our trademarks through other channels, such as licensed stores as well as grocery and foodservice through our Global Coffee Alliance with Nestlé S.A. (“Nestlé”). In addition to our flagship Starbucks Coffee® brand, we sell goods and services under the following brands: Teavana®, Ethos®, Starbucks Reserve® and Princi®.
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
Starbucks has always been a different kind of company – one deep with purpose, where we work together to create a positive impact in the world. With coffee at our core, we pursue ambitious goals for our partners (employees), our communities and our planet, which we believe also contributes to the long-term sustainability of our business to create a thriving business powered by thriving people for a thriving planet and communities. Our work to uplift one another extends well beyond our partners to the communities where we do business around the world. We are committed to responsible and ethical sourcing led by Coffee and Farmer Equity Practices (C.A.F.E. Practices), the Company’s third-party verification program and the cornerstone of our approach to ethical sourcing of coffee with over 98% of our coffee having been historically verified through C.A.F.E. Practices as ethically sourced.
Human Capital Management
We invest in the well-being – the mental, physical and financial health – of every partner through our practices, policies and benefits. This work is grounded in the belief that we are at our best when we create inclusive, supportive and welcoming environments, where we uplift one another with dignity, respect and kindness. And we are hard at work uplifting our communities and building environments in our stores that are welcoming and safe. We believe the strength of our workforce is one of the significant contributors to our success as a global brand that leads with purpose. Therefore, one of our core strategies is to invest in and support our partners to differentiate our brand, products and services in the competitive specialty coffee market, including the following areas of focus:
Oversight and Management
We recognize the diversity of customers, partners and communities and believe in creating an inclusive and equitable environment that represents a broad spectrum of backgrounds and cultures. Working under these principles, our Partner Resources Organization is tasked with managing employment-related matters, including recruiting and hiring, onboarding and training, compensation planning, performance management and professional development. Our Board of Directors (the “Board”) and Board committees provide oversight on certain human capital matters, including our Inclusion and Diversity programs and initiatives. As noted in its charter, our Compensation and Management Development Committee is responsible for periodically reviewing Starbucks partner resource programs and initiatives, including healthcare and other benefits, as well as our management development and succession planning practices and strategies. Our Audit and Compliance Committee works closely with the Risk Management Committee, led by Starbucks cfo and general counsel, to monitor and mitigate current and emerging labor and human capital management risks. Furthermore, our Nominating and Corporate Governance Committee, in consultation with management, annually evaluates the effectiveness of our social responsibility policies, goals and programs, which also include partner-related issues. These reports and recommendations to the Board and its committees are part of the broader framework that guides how Starbucks should attract, retain and develop a skilled workforce that aligns with our values and strategies.
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
Diversity, Equity and Inclusion
We are committed to creating a welcoming, supportive and inclusive environment. We are committed to advancing inclusion and racial and social equity, and we seek to further that work with intention, transparency and accountability. We continue to welcome our partners, customers, civil rights and community leaders, along with our senior vice president, talent and inclusion, to advise us along this journey.
Starbucks has made specific equity commitments based on our principles of being intentional, transparent and accountable at all levels:
•Being intentional in cultivating a culture of inclusion, with a focus on partner retention and development.
◦Expanding our mentorship program designed to prioritize our partners’ sense of belonging by creating an inclusive and supportive environment. Mentors offer guidance, encouragement and a safe space for partners to share their experiences, challenges and aspirations. As of 2023, the program has welcomed nearly 1,400 partners and was expanded to include U.S. based store and district managers in 2023.
•Being transparent in our approach to Inclusion and Diversity goal setting and progress.
◦Publicly sharing workforce diversity data.
◦Setting aspirational Inclusion and Diversity goals based on retention rates and progress towards achieving racial and ethnic diversity. Our goal is to achieve racial and ethnic diversity of at least 30% of all corporate roles and at least 40% of all retail and manufacturing roles in the U.S. by 2025, by setting broad recruiting parameters and through inclusive and legally compliant employment practices.
•Holding ourselves accountable at the highest levels of the organization.
◦Incorporating our efforts to build and retain inclusive and diverse teams into our executive compensation programs.
◦Joining the Board Diversity Action Alliance to act alongside other companies similarly committed to increasing diverse representation on corporate boards.
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
•100% upfront tuition coverage through the Starbucks College Achievement Plan for partners to earn a first-time bachelor's degree online at Arizona State University is offered to partners working an average of 20 hours or more each week.
•Our Future Roast 401(k) savings plan helps partners save for their financial goal through convenient payroll deductions. Partners can contribute pre-tax or Roth after-tax dollars, and Starbucks matches 5% of eligible contributions with immediate vesting in those matching contributions.
•100% paid parental leave is available to new parents that welcome a child through birth, adoption or foster placement and work an average of 20 hours or more each week.
•A Partner and Family Sick Time program is provided and allows partners to accrue paid sick time based on hours worked and use that time for themselves or family members in need of care.

•We view mental health as a fundamental part of our humanity and provide a comprehensive suite of related programs and benefits. These include a free subscription to Headspace, an online application that enables guided meditation, and 20 free mental health therapy or coaching sessions annually with Lyra.
Outside of the U.S., we have provided other innovative benefits to help address market-specific needs, such as providing interest-free loans to our U.K. partners to help cover rental deposits, mental health services in Canada, and in China, an extra 14th Month Pay initiative, giving retail partners an additional month’s salary as a bonus on top of the 13th month pay that is customary in China, as well as a monthly housing subsidy for full-time Starbucks baristas and shift supervisors, and comprehensive health insurance coverage for parents of partners.
Role-based Support
To help our partners succeed in their roles, we emphasize continuous training and development opportunities. These include, but are not limited to, safety and security protocols, updates on new products and service offerings and deployment of technologies. Training provided through our Pour Over sessions, which are a series of inspiring talks with thought leaders to help partners understand how to bring the Starbucks Experience to life, include a wide variety of topics such as achievable goal setting, giving and receiving constructive feedback, and effective engagement with customers and communities. To help further promote an inclusive culture and to better serve our customers, we encourage U.S.-based partners to enroll in the To Be Welcoming courses we created in partnership with Arizona State University to address different forms of bias and discrimination.
Pay Equity
To be an employer of choice and maintain the strength of our workforce, we consistently assess the current business environment and labor market to refine our compensation and benefits programs and other resources available to our partners.
We previously achieved and currently maintain 100 percent pay equity in the U.S. for women and men and people of all races for partners performing similar work. We have made a commitment to achieve gender pay equity in all company-operated markets. Further, we have formulated pay-equity principles which provide equal footing, transparency and accountability as best practices that help address known, systemic barriers to global pay equity.
As of October 1, 2023, Starbucks employed approximately 381,000 people worldwide. In the U.S., Starbucks employed approximately 228,000 people, with approximately 219,000 in company-operated stores and the remainder in corporate support, store development, roasting, manufacturing, warehousing and distribution operations. Approximately 153,000 employees were employed outside of the U.S., with approximately 148,000 in company-operated stores and the remainder in regional support operations. Approximately 3.6% of Starbucks partners in U.S. company-operated stores are represented by unions. We believe our efforts in managing our workforce have been effective, evidenced by improved retention, lower turnover, and employee satisfaction during fiscal 2023.
Information about our Executive Officers

Name	Age	Position
Laxman Narasimhan	56	chief executive officer
Michael Conway	57	group president, International and Channel Development
Sara Kelly	44	executive vice president and chief partner officer
Brad Lerman	67	executive vice president and general counsel
Rachel Ruggeri	54	executive vice president and chief financial officer

Laxman Narasimhan joined Starbucks as its chief executive officer-elect in 2022 and has served as chief executive officer and has been a Starbucks director since March 2023. Prior to joining Starbucks, Mr. Narasimhan served as Chief Executive Officer of Reckitt Benckiser Group Plc (“Reckitt”), a FTSE 12 listed British multinational consumer health, hygiene, and nutrition company, from 2019 to 2022. Prior to joining Reckitt, Mr. Narasimhan held various executive roles at PepsiCo from 2012 to 2019 including as PepsiCo’s Group Chief Commercial Officer and as Chief Executive Officer - Latin America, Europe, and Sub-Saharan Africa, Chief Executive Officer - Latin America, and Chief Financial Officer of PepsiCo Americas Foods. Prior to joining PepsiCo, Mr. Narasimhan spent 19 years at McKinsey & Company, where he focused on its consumer, retail, and technology practices in the U.S., Asia, and India. Mr. Narasimhan currently serves on the Board of Directors of Verizon Communications, Inc., a NYSE-listed telecommunications company. Mr. Narasimhan is a trustee of the Brookings Institution and a member of the Council on Foreign Relations.

Michael Conway joined Starbucks in 2013 and was named group president, International and Channel Development in 2021, where he is responsible for leading Starbucks retail growth and operations in over 80 markets across Asia Pacific, Europe, Middle East and Africa, Latin America and the Caribbean and growth for the Global Channel Development business, which consists of consumer packaged goods, ready-to-drink businesses and strategic partnerships, including those with Nestlé,

PepsiCo, and other key business partners. Prior to this, he served as executive vice president and president, International Licensed Markets, from 2020 to 2021. He also served as executive vice president and president of Starbucks Canada from 2018 to 2020, president of Starbucks Licensed Stores Operations for the United States and Latin America from 2016 to 2018, and president of Starbucks Global Channel Development from 2013 to 2016. He currently serves on the Board of Directors of McCormick & Company, Incorporated, a NYSE-listed a spice and extract manufacturing company.

Sara Kelly joined Starbucks in 2001 and was named executive vice president and chief partner officer in 2022, where she is responsible for helping partners realize their career potential and building global partner capability to enable growth and deliver on the Company’s strategic plan. Prior to her current role, Ms. Kelly was senior vice president, Talent & Partner Experience from 2021 to 2022, where she was responsible for advancing Starbucks talent and organizational leadership agenda and was focused on amplifying the strategic work being led by the talent acquisition, talent management, partner experience, learning and development, and organization and leadership effectiveness teams. From 2014 to 2021, Ms. Kelly served as vice president, Partner Resources, supporting partners in our global markets.

Brad Lerman joined Starbucks in April 2023 as executive vice president and general counsel. In this role, he leads the Company’s Legal and Corporate Affairs organization. Prior to Starbucks, Mr. Lerman served as senior vice president, general counsel and corporate secretary of Medtronic plc from 2014 to 2022; and prior to that he was an executive vice president, general counsel and corporate secretary for the Federal National Mortgage Association (Fannie Mae) from 2012 to 2014. Mr. Lerman has also served as chief litigation counsel for Pfizer and has worked in private practice as a partner at Winston & Strawn LLP in Chicago. He also served as an Assistant United States Attorney in the Northern District of Illinois. Mr. Lerman currently serves on the Board of Directors of McKesson Corporation, a NYSE-listed health care, pharmaceutical, and medical supply company.

Rachel Ruggeri joined Starbucks in 2001 as a member of the accounting team and was named executive vice president and chief financial officer in 2021. In this leadership role, Rachel is responsible for the global finance function for Starbucks, which includes developing and executing the financial strategies that enable the long-term growth of the Company. Prior to her promotion in 2021, she served as senior vice president of Americas with responsibility for the retail portfolio across the segment, including company-operated and licensed stores from 2020 to 2021. From 2016 to 2020, she held various leadership roles in finance both internal and external to Starbucks, including Chief Financial Officer of Continental Mills from 2018 to 2020 and prior to that she was senior vice president of Finance at Starbucks in support of the Americas and Global Retail from 2016 to 2018. She also served as vice president of Finance from 2010 to 2016 supporting Corporate Financial Planning & Analysis and the U.S. Retail business.

Segment Financial Information
Segment information is prepared on the same basis that our management reviews financial information for operational decision-making purposes.
We have three reportable operating segments: 1) North America, which is inclusive of the U.S. and Canada; 2) International, which is inclusive of China, Japan, Asia Pacific, Europe, Middle East and Africa, Latin America and Caribbean; and 3) Channel Development. Non-reportable operating segments and unallocated corporate expenses are reported within Corporate and Other. Revenues from our reportable operating segments as a percentage of total net revenues for fiscal 2023 were as follows: North America (74%), International (21%) and Channel Development (5%).
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
Our Channel Development segment includes roasted whole bean and ground coffees, Starbucks- and Teavana-branded single-serve products, a variety of ready-to-drink beverages, such as Frappuccino® and Starbucks Doubleshot®, foodservice products and other branded products sold worldwide outside of our company-operated and licensed stores. A large portion of our Channel Development business operates under a licensed model of the Global Coffee Alliance with Nestlé, while our global ready-to-drink businesses operate under collaborative relationships with PepsiCo, Inc., Tingyi-Ashi Beverages Holding Co., Ltd., Arla Foods amba, Nestlé and others.

Revenue Components
We generate the majority of our revenues through company-operated stores and licensed stores.
Company-operated and Licensed Store Summary as of October 1, 2023:

	North America	As a % of Total North America Stores	International	As a % of Total International Stores	Total	As a % of Total Stores
Company-operated stores	10,628	60%	8,964	44%	19,592	52%
Licensed stores	7,182	40%	11,264	56%	18,446	48%
Total	17,810	100%	20,228	100%	38,038	100%
The mix of company-operated versus licensed stores in a given market generally varies based on several factors, including our ability to access desirable local retail space, the complexity, profitability and expected ultimate size of the market for Starbucks and our ability to leverage the support infrastructure within a geographic region.
Company-operated Stores
Revenue from company-operated stores accounted for 82% of total net revenues during fiscal 2023. Our retail objective is to be the leading retailer and brand of coffee and tea in each of our target markets by selling the finest quality coffee, tea and related products, as well as complementary food offerings, and by providing each customer with a unique Starbucks Experience. The Starbucks Experience is built upon superior customer service, convenience and a seamless digital experience as well as safe, clean and well-maintained stores that reflect the personalities of the communities in which they operate, thereby building a high degree of customer loyalty.
Our strategy for expanding our global retail business is to increase our category share in a disciplined manner, by selectively opening additional stores in new and existing markets, as well as increasing sales in existing stores, to support our long-term strategic objective to maintain Starbucks standing as one of the most recognized and respected brands in the world. Store growth in specific existing markets will vary due to many factors, including expected financial returns, the maturity of the market, economic conditions, consumer behavior and the local business environment.
Company-operated store data for the fiscal year-ended October 1, 2023:

	Stores Open as of					Stores Open as of
	Oct 2, 2022	Opened	Closed	Transfers	Net	Oct 1, 2023
North America:
U.S.	9,265	483	(103)	—	380	9,645
Canada	946	43	(12)	—	31	977
Siren Retail	5	1	—	—	1	6
Total North America	10,216	527	(115)	—	412	10,628
International:
China	6,019	857	(72)	—	785	6,804
Japan	1,630	110	(8)	1	103	1,733
U.K.	318	42	(5)	—	37	355
All Other	65	3	(1)	—	2	67
Siren Retail	5	—	—	—	—	5
Total International	8,037	1,012	(86)	1	927	8,964
Total company-operated	18,253	1,539	(201)	1	1,339	19,592
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
In fiscal 2022, we announced our plan in the U.S. market to increase efficiency while elevating the partner and customer experience (the “Reinvention Plan”). We believe the company-operated market investments in partner wages and trainings have increased retention and productivity while the acceleration of purpose-built store concepts and innovations in technologies have provided additional convenience and connection with our customers. In our major international markets, we also continue to invest in technology and establish partnerships with third parties with relevant expertise to increase digital adoption to provide convenience and elevate the customer experience. Additionally, as our business has evolved, we have built an omni-channel business to meet more occasions as we serve a more diverse customer base through growth in online, e-commerce, delivery, mobile ordering and the in-store experience. In China, we leverage platforms such as Starbucks NowTM stores to enable a seamless integration of physical and digital customer touchpoints. Orders may be placed in advance through the Starbucks Mobile App or Starbucks DeliversTM and can be conveniently picked up by customers and delivery providers in these express retail format locations. These strategies align closely with rapidly evolving customer preferences, including higher levels of mobile ordering, more contactless pick-up experiences and reduced in-store congestion. Our investments in a digital third place offer members access to new benefits, a digital community and immersive coffee experiences, giving our customers new ways to experience and connect with Starbucks. We believe our continued efforts to transform our store portfolio and elevate technology will enhance the customer experience and position Starbucks for long-term growth.
Retail sales mix by product type for company-operated stores:

Fiscal Year Ended	Oct 1, 2023	Oct 2, 2022	Oct 3, 2021
Beverages	74%	74%	74%
Food	22%	22%	21%
Other(1)	4%	4%	5%
Total	100%	100%	100%
(1)“Other” primarily consists of sales of serveware, packaged and single-serve coffees and teas and ready-to-drink beverages, among other items.
Stored Value Cards and Loyalty Program
The Starbucks Card, our branded stored value card program, is designed to provide customers with a convenient payment method, support gifting and increase the frequency of store visits by cardholders, in part through the related Starbucks® Rewards loyalty program where available, as discussed below. Stored value cards are issued to customers when they initially load them with an account balance. They can be obtained in our company-operated and most licensed stores in North America, China, Japan and many of our other markets in our International segment. Stored value cards can also be obtained online, via the Starbucks® Mobile App and through other U.S. and international retailers. Customers may access their card balances by utilizing their stored value card or the Starbucks Mobile App in participating stores. In nearly all markets, including the U.S. and Canada, customers who register their Starbucks Cards are automatically enrolled in the Starbucks Rewards program. Registered members can receive various benefits depending on factors such as the number of reward points (“Stars”) earned. In addition to using their Starbucks Cards, Starbucks Rewards members can earn Stars by paying with cash, credit or debit cards, or selected mobile wallets at all company-operated stores and a majority of licensed stores in North America. Using the Mobile Order and Pay functionality of the Starbucks Mobile App, customers can also place orders in advance for pick-up at certain participating locations in several markets. Refer to Note 1, Summary of Significant Accounting Policies and Estimates, included in Item 8 of Part II of this 10-K, for further discussion of our stored value cards and loyalty program.
Licensed Stores
Revenues from our licensed stores accounted for 13% of total net revenues in fiscal 2023. Licensed stores generally have a lower gross margin and a higher operating margin than company-operated stores. Under the licensed model, Starbucks receives a margin on branded products and supplies sold to the licensed store operator along with a royalty on retail sales. Licensees are responsible for operating costs and capital investments, which more than offset the lower revenues we receive under the licensed store model.
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

Licensed store data for the fiscal year-ended October 1, 2023:

	Stores Open as of					Stores Open as of
	Oct 2, 2022	Opened	Closed	Transfers	Net	Oct 1, 2023
North America:
U.S.	6,608	206	(113)	—	93	6,701
Canada	471	17	(7)	—	10	481
Total North America	7,079	223	(120)	—	103	7,182
International:
Korea	1,750	153	(33)	—	120	1,870
Latin America	1,549	108	(8)	—	100	1,649
U.K.	838	77	(4)	—	73	911
Turkey	604	81	(9)	—	72	676
Taiwan	544	30	(11)	—	19	563
Indonesia	523	58	—	—	58	581
Thailand	446	29	(1)	—	28	474
Philippines	418	29	—	—	29	447
All Other	3,707	469	(82)	(1)	386	4,093
Total International	10,379	1,034	(148)	(1)	885	11,264
Total licensed	17,458	1,257	(268)	(1)	988	18,446
Other Revenues
Other revenues primarily are recorded in our Channel Development segment and include sales of packaged coffee, tea and ready-to-drink beverages to customers outside of our company-operated and licensed stores, as well as royalties received from Nestlé under the Global Coffee Alliance and other collaborative partnerships.
Product Supply
Starbucks is committed to selling the finest whole bean coffees and coffee beverages. To help ensure compliance with our rigorous coffee standards, we generally control substantially all coffee purchasing, roasting and packaging and the global distribution of coffee used in our operations. Nestlé controls distribution of Starbucks packaged coffee products outside of Starbucks stores through the Global Coffee Alliance, and in some cases, also roasts and packages these products. We purchase green coffee beans from multiple coffee-producing regions around the world and custom roast them to our exacting standards for our many blends and single-origin coffees.
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
We buy coffee using fixed-price and price-to-be-fixed purchase commitments, depending on market conditions, to secure an adequate supply of quality green coffee. We also utilize forward contracts, futures contracts and collars to hedge “C” price exposure under our price-to-be-fixed green coffee contracts and our long-term forecasted coffee demand where underlying fixed-price and price-to-be-fixed contracts are not yet available. Total purchase commitments, together with existing inventory, are expected to provide an adequate supply of green coffee through fiscal 2024.
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
In addition to coffee, we also purchase significant amounts of dairy, particularly fluid milk, and to a lesser degree, plant-based dairy-free alternative products, such as oat milk and almond milk, to support the needs of our company-operated stores. We believe, based on relationships established with our dairy and plant-based dairy-free suppliers, that the risk of non-delivery of sufficient fluid milk and plant-based dairy-free alternatives to support our stores generally is remote.
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
We own numerous copyrights for items such as product packaging, promotional materials, in-store graphics and training materials. We also hold patents on certain products, systems and designs which have an average remaining useful life of approximately five years. In addition, Starbucks has registered and maintains numerous Internet domain names, including “Starbucks.com,” “Starbucks.net” and “Starbucksreserve.com.”
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
Item 1A. Risk Factors

You should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Conditions and Results of Operations section, the Quantitative and Qualitative Disclosures About Market Risk section and the consolidated financial statements and related notes. If any of the risks and uncertainties described in the cautionary factors described below actually occur or continue to occur, our business, financial condition and results of operations and the trading price of our common stock could be materially and adversely affected. The considerations and risks that follow are organized within relevant headings but may be relevant to other headings as well. Moreover, the risks below are not the only risks we face and additional risks not currently known to us or that we presently deem immaterial may emerge or become material at any time and may negatively impact our business, reputation, financial condition, results of operations or the trading price of our common stock. It is not possible for management to predict all such risks, nor can it assess the impact of all such risks on Starbucks business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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
Erosion of trust in our brand value can be caused by isolated or recurring incidents originating both from us or our business partners, or from external events. Such incidents can potentially trigger boycotts of our stores or result in civil or criminal liability and can have a negative impact on our financial results. Incidents that can erode trust in our brand value include actual or perceived breaches of privacy or violations of domestic or international privacy laws, contaminated food, product recalls, store employees or other food handlers infected with communicable diseases, safety-related incidents or other potential incidents discussed in this risk factors section. The impact of such incidents may be exacerbated if they receive considerable publicity, including rapidly through social or digital media (including for malicious reasons) or result in litigation. Consumer demand for our products and our brand value could diminish significantly if we, our employees, licensees or other business partners fail to preserve the quality of our products, act or are perceived to act in an unethical, illegal, racially-biased, unequal, inequitable or socially irresponsible manner, including with respect to the sourcing, content or sale of our products, service and treatment of customers at Starbucks stores, treatment of employees, including our responses to unionization efforts, or the use of customer data for general or direct marketing or other purposes. Furthermore, if we are not effective in making sufficient progress toward our social and environmental program goals or in executing on our Reinvention Plan, consumer trust in our brand may suffer, and this perception could result in negative publicity or litigation. Additionally, if we fail to comply with laws and regulations, take controversial positions or actions or fail to deliver a consistently positive consumer experience in each of our markets, including by failing to invest in the right balance of wages and benefits to attract and retain employees that represent the brand well or to foster an inclusive and diverse environment, our brand value may be diminished.
The ongoing relevance of our brand may depend on making sufficient progress toward our social and environmental program goals as well as the successful execution of the Reinvention Plan, each of which requires company-wide coordination and alignment. We are working to manage risks and costs to us, our licensees and our supply chain of any effects of climate change as well as diminishing energy and water resources. These risks include any increased public focus, including by governmental and nongovernmental organizations, on these and other environmental sustainability matters, including packaging and waste, animal health and welfare, deforestation and land use. These risks may also include any increased pressure to make commitments or set goals and take actions to meet them, which could expose us to market, operational and execution costs or risks. Some third parties may object to the scope or nature of our social and environmental program initiatives or goals, or any revisions to these initiatives or goals, which could give rise to negative responses by governmental actors (such as retaliatory legislative treatment) or consumers (such as boycotts or negative publicity campaigns) that could adversely affect our brand value.
•We may not be successful in our marketing, promotional and advertising plans and pricing strategies.
Our continued success depends in part on our ability to adjust our marketing, promotional and advertising plans and pricing strategy to respond quickly and effectively to shifting economic and competitive conditions as well as evolving customer preferences. We operate in a complex and costly marketing, promotional and advertising environment. Competition to attract and retain high-quality marketing partners and endorsers has increased. Our decisions to collaborate or to cease collaborating with certain endorsers or marketing partners in light of actions taken or statements made by them could seriously harm our brand image with consumers and, as a result, could have an adverse effect on our sales and financial condition. Our marketing, promotional and advertising programs may not be successful in reaching consumers in the way we intend. Our success depends in part on whether the allocation of our advertising, promotional and marketing resources across different channels, including digital, allows us to reach consumers effectively and efficiently, and in ways that are meaningful to them. If the advertising, promotional and marketing programs or our pricing strategies are not successful, or are not as successful as those of our competitors, our sales and market share could decrease.
Finally, consumers are focusing more on sustainability and the environmental impacts of operations, as well as the alignment of Starbucks actions with its stated mission, values and promises. An inability to meet consumer expectations with respect to these issues could adversely affect our financial results.

Risks Related to Our Business
•If our business partners and third-party providers do not satisfactorily fulfill their responsibilities and commitments, it could damage our brand and our financial results could suffer.
Our global business strategy, including our plans for new stores, branded products and other initiatives, relies significantly on a variety of business partners, including licensee and joint venture relationships, third-party manufacturers, distributors and retailers, particularly for our entire global Channel Development business. Licensees, retailers and foodservice operators are often authorized to use our logos and provide branded food, beverage and other products directly to customers. We believe our customers expect the same quality of service regardless of whether they visit a licensed or company-operated store, so we provide training and support to, and monitor the operations of, certain of these licensees and other business partners. However, the product quality and service they deliver may still be diminished by any number of factors beyond our control, including financial constraints or solvency, adherence to sanitation protocols and guidance, labor shortages and other factors. We do not have direct control over our business partners and may not have visibility into their practices.
We also source our food, beverage and other products from a wide variety of domestic and international business partners, and in certain cases such products are produced or sourced by our licensees directly. We do not monitor the quality of non-Starbucks products served by foodservice operators we have authorized to use our logos and provide branded products as part of their foodservice business. Additionally, inconsistent uses of our brand and other of our intellectual property assets, as well as failure to protect our intellectual property, can erode consumer trust and our brand value and have a material negative impact on our financial results.
•Incidents involving food or beverage-borne illnesses, tampering, adulteration, contamination or mislabeling, whether or not accurate, as well as adverse public or medical opinions about the health effects of consuming our products, could harm our business.
Instances or reports, whether true or not, of unclean water supply or food-safety issues, such as food or beverage-borne illnesses, tampering, adulteration, contamination or mislabeling, either during growing, manufacturing, packaging, storing or preparation, have in the past severely injured the reputations of companies in the food and beverage processing, grocery and quick-service restaurant sectors. Any report linking us to such instances could severely hurt our sales and could possibly lead to product liability claims, litigation (including class actions), temporary store closures, or other adverse consequences. Clean water is critical to the preparation of coffee, tea and other beverages, as well as ice for our cold beverages, and our ability to ensure adequate supplies of clean water and ice to our stores can be limited, particularly in some international locations. We are also continuing to incorporate more products in our food and beverage lineup that require freezing or refrigeration, which increases the risk of food safety related incidents if correct temperatures are not maintained due to mechanical malfunction or human error.

We also face risk by relying on third-party food suppliers to provide and transport ingredients and finished products to our stores. The product quality and service they deliver may be diminished by any number of factors beyond our control and it may be difficult to detect contamination or other defects in these products. There is greater risk from those we do not monitor, or do not monitor as closely. Furthermore, stemming from the COVID-19 pandemic, there are stricter health regulations and guidelines and increased public concern over food safety standards and controls. Potential food safety incidents, whether at our stores or involving our business partners, could lead to wide public exposure, which could materially harm our business.
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
There is no assurance that we will be able to implement important strategic initiatives in accordance with our expectations or that they will generate expected returns, which may result in an adverse impact on our business and financial results. These strategic initiatives, which include our Reinvention Plan, are designed to create growth, improve our results of operations and drive long-term shareholder value, and include:
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
•increasing the scale of the Starbucks store footprint with disciplined global expansion and introducing flexible and unique store formats, including the accelerated development of alternative store formats (such as Starbucks Pickup stores, Starbucks Now stores and curbside pickup);
•adjusting rapidly to changing customer preferences and behaviors as a result of the COVID-19 pandemic, changing economic conditions, increased global interest rates and inflation;
•moving to a more licensed store model in certain markets and a more company-operated model in other markets;
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
•governmental regulations or other health guidelines concerning operations of stores, including due to public health emergencies;
•not successfully scaling our supply chain infrastructure as our product offerings increase and as we continue to expand, including our emphasis on a broad range of high-quality food offerings;

•not successfully adapting to customer or market factors affecting our supply chain as we work to address sustainability and climate change;
•the deterioration in our credit ratings, which could limit the availability of additional financing and increase the cost of obtaining financing to fund our initiatives; and
•geopolitical instability and international conflicts.
Effectively managing growth can be challenging, particularly as we continue to expand in international markets where we must balance the need for flexibility and a degree of autonomy for local management against the need for consistency with our goals, policies and standards. If we are not successful in implementing our strategic initiatives, or, in the event we undertake large acquisitions, integrations and divestitures, we may be required to evaluate whether certain assets, including goodwill and other intangibles, have become impaired. In the event we record an impairment charge, it could have a material impact on our financial results.
•Evolving consumer preferences and tastes may adversely affect our business.
Our continued success depends on our ability to attract and retain customers. Our financial results could be adversely affected by a shift in consumer spending away from outside-the-home food and beverages (such as a reduction in discretionary spending as a result of the resumption of student loan payments); lack of customer acceptance of new products (including due to price increases necessary to cover the costs of new products or higher input costs), brands (such as the global expansion of the Starbucks brand) and platforms (such as features of our mobile technology, changes in our loyalty rewards programs and our delivery services initiatives); or customers reducing their demand for our current offerings as new products are introduced. In addition, some of our products contain caffeine, dairy products, sugar and other compounds and allergens, the health effects of which are the subject of public and regulatory scrutiny, including the suggestion of linkages to a variety of adverse health effects. Particularly in the U.S., there is increasing consumer awareness of health risks, including obesity, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food and beverage products. An unfavorable report on the health effects of caffeine or other compounds present in our products, whether accurate or not, imposition of additional taxes on certain types of food and beverage components, or negative publicity or litigation arising from certain health risks could significantly reduce the demand for our beverages and food products and could materially harm our business and results of operations. Our financial results have been, and could continue to be, adversely affected by changes in macroeconomic conditions, including increases in real estate costs in certain domestic and international markets, inflationary pressures and changes in prevailing interest rates, disruptions to our supply chain, changes in governmental rules and approaches to taxation, and fluctuations in foreign currency exchange rates. Such changes could affect consumer behavior and their ability or willingness to spend discretionary income on our products. Furthermore, our financial results have been and could continue to be adversely affected by the persisting impacts of the COVID-19 pandemic, including the disruption of customer routines, changes to employer “work-from-home” policies and changes in consumer behavior and the ability or willingness to spend discretionary income on our products.

Risks Related to Operating a Global Business
•We are highly dependent on the financial performance of our North America operating segment.
Our financial performance is highly dependent on our North America operating segment, which comprised approximately 74% of consolidated total net revenues in fiscal year 2023. If the North America operating segment revenue trends slow or decline, especially in our U.S. market, our other segments may be unable to make up any significant shortfall and our business and financial results could be adversely affected. And because the North America segment is relatively mature and produces the large majority of our operating cash flows, such a slowdown or decline could result in reduced cash flows for funding the expansion of our international businesses and other initiatives and for returning cash to shareholders.
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
The International segment is a significant profit center driving our global returns, along with our North America segment. In particular, our China MBU contributes meaningfully to both consolidated and International net revenues and operating income. China is expected to be our fastest growing market in terms of percentage growth, our second largest market overall and 100% company-owned. Due to the significance of our China market for our profit and growth, we are exposed to risks in China, including the risks mentioned elsewhere and the following:

•the effects of current U.S.-China relations, including rounds of tariff increases and retaliations and increasing restrictive regulations, potential boycotts and increasing anti-Americanism;
•escalating U.S.-China tension and increasing political sensitivities in China;
•the lingering effects of the COVID-19 pandemic and related governmental regulations and restrictions on our operations in China;
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
•data-privacy and cybersecurity risks unique to the conduct of business in China; and
•food-safety related matters, including compliance with food-safety regulations and ability to ensure product quality and safety.
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
We operate in 86 markets globally. Our international operations are also subject to additional inherent risks of conducting business abroad, such as:
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
•local regulations, health guidelines and safety protocols affecting our operations; and
•delays in store openings for reasons beyond our control, competition with locally relevant competitors or a lack of desirable real estate locations available for lease at reasonable rates, any of which could keep us from meeting annual store opening targets and, in turn, negatively impact net revenues, operating income and earnings per share.

Moreover, many of the foregoing risks are particularly acute in developing countries, which are important to our long-term growth prospects. An inability to manage effectively the risks associated with our international operations could adversely affect our business and financial results.
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
There are generally a relatively small number of licensee partners operating in specific markets. If they are not able to access sufficient funds or financing, or are otherwise unable or unwilling to successfully operate and grow their businesses, it could have a material adverse effect on our results in the applicable markets.

Risks Related to Supply Chain
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
The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, such as weather, water supply quality and availability throughout the coffee production chain, natural disasters, crop disease and pests, general increase in farm inputs and costs of production, inventory levels, political and economic conditions and the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies. Climate change may further exacerbate many of these factors. Speculative trading in coffee commodities can also influence coffee prices. For example, extreme weather conditions such as drought or frost in Brazil have impacted coffee prices in the past, and in the likely event that such weather conditions were to reoccur in the future, they would have similar consequences on coffee price volatility. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices and hedging activities, increases in the cost of high-quality arabica coffee beans could have a material adverse impact on our profitability. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or due to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have a material adverse impact on our business operations and financial performance.
We also purchase significant amounts of dairy products, particularly fluid milk, and to a lesser degree, plant-based dairy-free alternative products, such as oat milk and almond milk, to support the needs of our company-operated retail stores. Additionally, other commodities, including tea and those related to food and beverage inputs, such as cocoa, produce, baking ingredients, meats, eggs and energy, as well as the processing of these inputs, are important to our operations. Increases in the cost of dairy products and other commodities, or lack of availability, whether due to supply shortages, delays or interruptions in processing, or otherwise, especially in international markets, could have a material adverse impact on our profitability. Similarly, increases in the cost of, or lack of availability, whether due to supply shortages, delays or interruptions in the processing of plant-based alternatives could have a material adverse impact on our profitability.
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
•inflationary pressures and changes in prevailing interest rates;
•disruptions to our supply chain;
•changes in governmental rules and approaches to taxation;
•fluctuations in foreign currency exchange rates;
•adverse outcomes of litigation;
•severe weather or other natural or man-made disasters affecting a large market or several closely located markets that may temporarily but significantly affect our retail business in such markets;
•changes in climate, including changes to the frequency or severity of extreme weather events, that impact the price and availability or cost of goods and services, energy and other materials throughout our supply chain; and
•especially in our largest markets, including the U.S. and China, labor discord or disruption, geopolitical events, war, terrorism (including incidents targeting us), political instability, acts of public violence, boycotts, increasing anti-American sentiment in certain markets, hostilities and social unrest and health pandemics that lead to avoidance of public places or restrictions on public gatherings such as in our stores.
Unfavorable economic conditions could also adversely affect our suppliers and licensees, who in turn could experience cash flow problems, more costly or unavailable financing, credit defaults and other financial hardships. This could lead to supplier or licensee insolvency, increase our bad debt expense, or cause us to increase the levels of unsecured credit that we provide to suppliers and licensees. Further, if any of our licensees becomes insolvent this could result in our exit from a particular market, and negatively impact our reputation. For example, one of our licensees is experiencing financial solvency issues, which may require the Company to expend capital resources to help fund their operating expenses in the short term.
•Economic conditions in the U.S. and international markets could adversely affect our business and financial results.
As a retailer that is dependent upon consumer discretionary spending, our results of operations are sensitive to changes in or uncertainty about macroeconomic conditions. A continued economic downturn or recession, or slowing or stalled recovery therefrom, may have a material adverse effect on our business, financial condition or results of operations. Our customers may have or in the future have less money for discretionary purchases and may stop or reduce their purchases of our products or switch to Starbucks or competitors’ lower-priced products as a result of various factors, including job losses, inflation, changes in prevailing interest rates, higher taxes, reduced access to credit, changes in federal economic policy, a global health pandemic, international trade disputes or geopolitical instability. We may also experience a reduction and increased volatility in demand for our products in connection with a global health pandemic. For example, in China, reductions and continuing volatility in that market may be caused by, among other things: store closures or modified operating hours and business model, reduced customer traffic due to illness, quarantine or government or self-imposed restrictions placed on our stores’ operations, impacts caused by precautionary measures such as those related to face coverings and vaccinations and changes in consumer spending behaviors, including those caused by social distancing, a decrease in consumer confidence in general macroeconomic conditions and a decrease in consumer discretionary spending. Decreases in customer traffic and/or average value per transaction without a corresponding decrease in costs would put downward pressure on margins and would negatively impact our financial results. There is also a risk that if negative economic conditions or uncertainty persist for a long period of time or worsen, consumers may make long-lasting changes to their discretionary purchasing behavior, including less frequent discretionary purchases on a more permanent basis or enduring changes in behavior that precipitate a more general downturn in the restaurant industry. These and other macroeconomic factors could have an adverse effect on our sales, profitability or development plans, which could harm our results of operations and financial condition.
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
Our business could be adversely impacted by increases in labor costs, including wages and benefits, which, in a retail business such as ours, are two of our most significant costs, both domestically and internationally, including those increases triggered by state and federal legislation and regulatory actions regarding wages, scheduling and benefits; increased healthcare and workers’ compensation insurance costs; and increased wages and costs of other benefits necessary to attract and retain high-quality employees with the right skill sets. The growth of our business can make it increasingly difficult to locate and hire sufficient numbers of employees, to maintain an effective system of internal controls for a globally dispersed enterprise and to train employees worldwide to deliver a consistently high-quality product and customer experience, which could materially harm our business and results of operations. Furthermore, we have experienced, and could continue to experience, a shortage of labor for store positions, and the increased availability of alternative telecommuting employment options by other employers could decrease the pool of available qualified talent for key functions. In addition, our wages and benefits programs may be insufficient to attract and retain the best talent.
Starting in September 2021, Starbucks partners at a number of company-operated stores sought union representation through elections conducted by the authorities. Unions have secured representation rights at a number of these stores, with potentially more to follow.
The law places limitations on unilateral actions taken with respect to employees who are represented by unions because in certain circumstances the law requires the employer to notify and to bargain with the union prior to making certain operational or other changes that may affect employee wages, hours or other terms and conditions of employment. These limitations could negatively affect our costs, change our employee culture, and decrease our flexibility. They also present the potential to disrupt our current operational model by affecting our ability to fully implement operational changes to enhance our efficiency and adapt to changing business needs.
Moreover, we have experienced job actions in some company-operated stores. Such job actions and work stoppages have the potential to negatively impact our operations, third-party providers upon whom we rely to deliver product, our sales, and our costs.
Additionally, our position with respect to unions and the unionization of partners could negatively impact how our brand is perceived and have adverse effects on our business, including on our financial results. These positions could also expose us to legal risk, causing us to incur costs to defend legal and regulatory actions, potential penalties and restrictions, and reputational harm.
•The loss of key personnel or difficulties recruiting and retaining qualified personnel or effectively managing changes in our workforce could adversely impact our business and financial results.
Much of our future success depends on the continued availability and service of key personnel and employees. The loss of any of our executive officers or other key senior management personnel could harm our business. Our success also depends substantially on the contributions and abilities of our retail store employees upon whom we rely to give customers a superior in-store experience and elevate our brand. Accordingly, our performance depends on our ability to recruit and retain high-quality management personnel and other employees to work in and manage our stores, both domestically and internationally. Our ability to do so has been and may continue to be impacted by challenges in the labor market, which has experienced and may continue to experience wage inflation, labor shortages, increased employee turnover, changes in availability of our workforce and a shift toward remote or hybrid work arrangements. Our ability to attract and retain corporate, retail and other personnel is also acutely impacted in certain international and domestic markets where the competition for a relatively small number of qualified employees is intense or in markets where large high-tech companies are able to offer more competitive salaries and benefits. Additionally, there is intense competition for qualified technology systems developers necessary to develop and implement new technologies for our growth initiatives, including increasing our digital relationships with customers. If we are unable to recruit, retain and motivate employees sufficiently to maintain our current business and support our projected growth, our business and financial performance may be adversely affected.
Risks Related to Competition
•We face intense competition in each of our channels and markets, which could lead to reduced profitability.
The specialty coffee market is intensely competitive, including with respect to product quality, innovation, service, convenience, such as delivery service and mobile ordering, and price, and we face significant and increasing competition in all of these areas in each of our channels and markets. Accordingly, we do not have leadership positions in all channels and markets. In the U.S., the ongoing focus by large competitors in the quick-service restaurant sector on selling high-quality specialty coffee beverages could lead to decreases in customer traffic to Starbucks® stores and/or average value per transaction adversely affecting our sales and results of operations. Similarly, continued competition from well-established competitors, or competition from large new entrants or well-funded smaller companies, in our domestic and international markets could hinder growth and adversely affect our sales and results of operations in those markets. Many small competitors also continue to open coffee specialty stores in many of our markets across the world, which in the aggregate may also lead to significant decreases of customer traffic to our stores in those markets. Increased competition globally in packaged coffee and tea and single-serve and ready-to-drink coffee beverage markets, including from new and large entrants to this market, could adversely affect the profitability of the Channel Development segment. In addition, not all of our competitors may seek to establish environmental or sustainability goals at a comparable level to ours, which could result in lower supply chain or operating costs for our competitors. We may incur increased costs associated with reducing carbon dioxide and other greenhouse gas emissions, reducing the use of plastic or imposing performance obligations on our suppliers that could increase financial obligations for us and our business partners and could affect our profitability. Additionally, if we are unable to respond to consumer demand for healthy beverages and foods, or our competitors respond more effectively, this could have a negative effect on our business. Furthermore, declines in general consumer demand for specialty coffee products for any reason, including due to consumer preference for other products, flattening demand for our products, changed customer daily routines or traffic to stores, or changed customer spending behaviors due to challenging economic conditions, could have a negative effect on our business.

Risks Related to Environmental, Social and Governance Matters
•Climate change may have an adverse impact on our business.
We recognize that there are inherent climate-related risks wherever business is conducted. For example, as we noted above, the supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, such as weather and water supply quality and availability, which factors may be caused by or exacerbated by climate change. Climate change may also result in decreased availability, less favorable pricing, or other adverse consequences for non-coffee inputs in our products. In particular, climate change may affect the availability of water in the markets in which we operate and expect to operate and elsewhere in our supply chain, which could have adverse impacts on our business. We operate in 86 markets globally. Our properties and operations may be vulnerable to the adverse effects of climate change, which are predicted to increase the frequency and severity of extreme weather events and other natural cycles such as wildfires and droughts. Such events have the potential to disrupt our operations, cause store closures, disrupt the business of our third-party suppliers and impact our customers, all of which may cause us to suffer losses and additional costs to maintain or resume operations.

•Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance matters, that could expose us to numerous risks.
We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the Nasdaq Stock Market and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. In addition, increasingly regulators, customers, investors, employees and other stakeholders are focusing on environmental, social and governance (“ESG”) matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s proposed climate-related reporting requirements, and similar proposals by other international regulatory bodies. We may also communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG-related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG-related initiatives and goals, and progress toward those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. If we are unable to meet our ESG-related goals or evolving stakeholder or industry expectations and standards, or if we are perceived to have not responded appropriately to the growing concern for ESG issues, customers and consumers may choose to stop purchasing our products or purchase products from another company or a competitor, and our reputation, business or financial condition may be adversely affected. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.
In addition, we could be criticized by ESG detractors for the scope or nature of our ESG initiatives or goals or for any revisions to these goals. We could also be subjected to negative responses by governmental actors (such as anti-ESG legislation or retaliatory legislative treatment) or consumers (such as boycotts or negative publicity campaigns) targeting Starbucks that could adversely affect our reputation, business, financial performance and growth.

Risks Related to Intellectual Property
•We may not be able to adequately protect our intellectual property or adequately ensure that we are not infringing the intellectual property of others, which could harm the value of our brand and our business.
Our brand names, trademarks and related intellectual property rights are critical assets, and our success depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products in both domestic and international markets. We rely on a combination of trademarks, copyrights, service marks, trade secrets, patents and other intellectual property rights to protect our brand and branded products.
We have registered certain trademarks and have other trademark registrations pending in the U.S. and certain foreign jurisdictions. The trademarks that we currently use have not been registered in all of the countries outside of the U.S. in which we do business or may do business in the future and may never be registered in all of these countries. It may be costly and time consuming to protect our intellectual property, and the steps we have taken to protect our intellectual property in the U.S. and foreign countries may not be adequate. In addition, the steps we have taken may not adequately ensure that we do not infringe the intellectual property of others, and third parties may claim infringement by us in the future. Any claim of infringement, whether or not it has merit, could be time-consuming, result in costly litigation and harm our business. In addition, we cannot ensure that licensees will not take actions that adversely affect the value of our intellectual property.

Risks Related to Cybersecurity and Data Privacy
•Failure to maintain satisfactory compliance with certain privacy and data protections laws and regulations may subject us to substantial negative financial consequences, reputational harm and civil or criminal penalties.
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
For example, Europe’s General Data Protection Regulation (“GDPR”) and the U.K. General Data Protection Regulation (which implements the GDPR into U.K. law), impose stringent data protection requirements and provide for significant penalties for noncompliance. In China, the Personal Information Protection Law (“PIPL”), has established personal information processing rules, data subject rights, and obligations for personal information processors, among other things. In addition to the PIPL, China’s Data Security Law, regulates data processing activities associated with personal and non-personal data. Noncompliance with these laws may result in significant civil and criminal penalties. Other newly enacted and proposed privacy and data protection laws in other jurisdictions served by Starbucks and its licensees may impose similar requirements, including restrictions on cross-border data transfers. Such laws may impact Starbucks business operations and increase the cost and expense of compliance.
In the United States, the California Consumer Privacy Act (“CCPA”) requires, among other things, covered companies to provide new disclosures to California consumers and allows such consumers new abilities such as the right to opt-out of certain sales of personal information. The CCPA also provides for civil penalties for violations as well as a private right of action for data breaches that may increase data breach litigation. Further, the California Privacy Rights Act, which became effective in January 2023, significantly modified the CCPA and includes additional compliance obligations. Colorado, Connecticut and Virginia recently enacted similar data privacy legislation that has also gone into effect in 2023, and a new privacy law in Utah will go into effect at the end of 2023. In addition, a number of other states have passed or are considering additional privacy laws that are expected to take effect in the near future. These laws will require us to incur additional costs and expenses in our efforts to comply.
Privacy and data protection laws such as those referenced above may impact Starbucks operation and new business models, such as Starbucks Digital Solutions, which rely on Starbucks functioning as controller of customer personal information in licensed markets. As such, Starbucks may be primarily responsible for compliance with privacy and data protection laws in the markets served by participating licensees.
Our failure to comply with applicable laws and regulations or other obligations to which we may be subject relating to personal data, or to protect personal data from unauthorized access, use or other processing, could result in enforcement actions and regulatory investigations against us, claims for damages by customers and other affected individuals, fines and damage to our brand reputation, any of which could have a material adverse effect on our operations, financial performance and business. The amount and scope of insurance we maintain may not cover all types of claims that may arise.
•The unauthorized access, use, theft or destruction of customer or employee personal, financial or other data or of Starbucks proprietary or confidential information that is stored in our information systems or by third parties on our behalf could impact our reputation and brand and expose us to potential liability and loss of revenues.
Many of our information technology systems (whether cloud-based or hosted in proprietary servers), including those used for our point-of-sale, web and mobile platforms, online and mobile payment systems, delivery services and rewards programs and administrative functions, contain personal, financial or other information that is entrusted to us by our customers, business partners and employees. Many of our information technology systems also contain Starbucks proprietary and other confidential information related to our business, such as business plans and product development initiatives and designs, and confidential information about third parties, such as licensees and business partners. Similar to many other retail companies and because of the prominence of our brand, we have in the past experienced, and we expect to continue to experience, cyber-attacks, including phishing, and other attempts to breach, or gain unauthorized access to, our systems and databases. To date, these attacks have not had a material impact on our operations, but we cannot provide assurance that they will not have an impact in the future. Our third-party providers’ and business partners’ information technology systems and databases are likewise subject to such risks.  The number and frequency of these attempts varies from year to year but could be exacerbated to some extent by an increase in our digital operations. In addition, we provide some customer and employee data, as well as Starbucks proprietary information and other confidential information important to our business, to third parties to conduct our business, including licensees and business partners. Individuals performing work for Starbucks and such third parties also may access some of this data, including on personally-owned digital devices. To the extent we, a third party or such an individual were to experience a breach of our or their information technology systems that results in the unauthorized access, theft, use, destruction or other compromises of customers’ or employees’ data or confidential information of the Company stored in or transmitted through such systems, including through cyber-attacks or other external or internal methods, it could result in a material loss of revenues from the potential adverse impact to our reputation and brand, a decrease in our ability to retain customers or attract new ones, the imposition of potentially significant costs (including loss of data or payment for recovery of data) and liabilities, loss of business, loss of business partners and licensees and the disruption to our supply chain, business and plans. Unauthorized access, theft, use, destruction or other compromises are becoming increasingly sophisticated and may occur through a variety of methods, including attacks using malicious code, vulnerabilities in software, hardware or other infrastructure (including systems used by our supply chain), system misconfigurations, phishing or social engineering. The rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. Our logging capabilities, or the logging capabilities of third parties, are not always complete or sufficiently granular, affecting our ability to fully understand the scope of security breaches.
Such security breaches also could result in a violation of applicable U.S. and international privacy, cyber and other laws or trigger data breach notification laws, including new disclosure rules promulgated by the SEC, and subject us to private consumer, business partner or licensee or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. These risks also exist in acquired businesses, joint ventures or companies we invest in or partner with that use separate information systems or that have not yet been fully integrated into our information systems.

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
Media or other reports of existing or perceived security vulnerabilities in our systems or those of our third-party business partners or service providers can also adversely impact our brand and reputation and materially impact our business. Additionally, the techniques and sophistication used to conduct cyber-attacks and compromise information technology systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. The rapid evolution and increased adoption of artificial intelligence technologies amplifies these concerns. We continue to make significant investments in technology, third-party services and personnel to develop and implement systems and processes that are designed to anticipate cyber-attacks and to prevent or minimize breaches of our information technology systems or data loss, but these security measures cannot provide assurance that we will be successful in preventing such breaches or data loss.
•We rely heavily on information technology in our operations and growth initiatives, and any material failure, inadequacy, interruption or security failure of that technology could harm our ability to effectively operate and grow our business and could adversely affect our financial results.
We rely heavily on information technology systems across our operations for numerous purposes including for administrative functions, point-of-sale processing and payment in our stores and online, management of our supply chain, Starbucks Cards, online business, delivery services, mobile technology, including mobile payments and ordering apps, reloads and loyalty functionality and various other processes and transactions, including providing Starbucks Digital Solutions to participating licensees, and many of these systems are interdependent on one another for their functionality. Many of our non-store employees continue to work on a remote or hybrid basis, which has resulted in increased demand on our information technology infrastructure. Additionally, the success of several of our initiatives to drive growth, including our ability to increase digital relationships with our customers to drive incremental traffic and spend, is highly dependent on our technology systems. Furthermore, we continue to expand convenience-led formats, which depend heavily on our mobile ordering capabilities. We also rely on third-party providers and platforms for some of these information technology systems and support. Additionally, our systems hardware, software and services provided by third-party service providers are not fully redundant within a market or across our markets. Our contractual and operational safeguards may not be effective in preventing the failure of these systems or platforms to operate effectively and be available. Such failures may be caused by various factors, including power outages, climate change-related impacts, catastrophic events, physical theft, computer and network failures, inadequate or ineffective redundancy, problems with transitioning to upgraded or replacement systems or platforms, flaws in third-party software or services, errors or improper use by our employees or third-party service providers, or a breach in the security of these systems or platforms, including through cyber-attacks such as those that result in the blockage of our or our third-party business partners’ or service providers’ systems and platforms and those discussed in more detail in this risk factors section. If our incident response, disaster recovery and business continuity plans do not resolve these issues in an effective and timely manner, they could result in an interruption in our operations and could cause material negative impacts to our product availability and sales, the efficiency of our operations and our financial results. In addition, remediation of any problems with our systems and related customer support could result in significant, unplanned expenses.

Risks Related to Pandemics or Epidemics
•Future health epidemics or pandemics could adversely affect our business and financial results.
Health epidemics or pandemics have in the past and may in the future impact macroeconomic conditions, consumer behavior, labor availability and supply chain management, as well as local operations in impacted markets, all of which can adversely affect our business, financial results and outlook. Governmental responses to health epidemics or pandemics, including operational restrictions, can also affect the foregoing items and adversely affect our business and financial results. The duration and scope of a health epidemic or pandemic can be difficult to predict and depends on many factors, including the emergence of new variants and the availability, acceptance and effectiveness of preventative measures. A health epidemic or pandemic may also heighten other risks disclosed in these risk factors, including, but not limited to, those related to the availability and costs of labor and commodities, supply chain interruptions, consumer behavior, and consumer perceptions of our brand and industry.

Risks Related to Governmental and Regulatory Changes

•Failure to comply with applicable laws and changing legal and regulatory requirements could harm our business and financial results.
Our policies and procedures are designed to comply with all applicable laws, accounting and reporting requirements, tax rules and other regulations and requirements, including those imposed by the SEC, Nasdaq and foreign countries, as well as applicable trade, labor, healthcare, food and beverage, sanitation, safety, environmental, labeling, anti-bribery and corruption and merchandise laws. Such laws and regulations are complex and often subject to differing interpretations, which can lead to unintentional or unknown instances of non-compliance. Changes in the enforcement priorities of regulators may also shift the impact of applicable regulations on the business and the costs necessary to ensure compliance therewith, including through an expansion in the nature, scope or complexity of matters on which we are required to report. Changes in applicable environmental laws and regulations, including increased or additional regulations and associated costs to limit carbon dioxide and other greenhouse gas emissions, to discourage the use of plastic or to limit or impose additional costs on commercial water use, may result in increased compliance costs, capital expenditures, incremental investments and other financial obligations for us and our business partners, which could affect our profitability.
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
Item 1C. Cybersecurity
Not applicable.
Item 2.Properties
The material properties used by Starbucks in connection with its roasting, manufacturing, warehousing, distribution and corporate administrative operations, serving all segments, are as follows:

Location	Approximate Size in Square Feet	Purpose
York, PA	1,957,000	Roasting, warehousing and distribution
Seattle, WA	1,294,000	Corporate administrative
Minden, NV (Carson Valley)	1,080,000	Roasting, warehousing and distribution
Lebanon, TN	680,000	Warehousing and distribution
Kunshan, China	630,000	Roasting, warehousing and distribution
Kent, WA	510,000	Roasting and distribution
Auburn, WA	491,000	Warehousing and distribution
Shanghai, China	225,000	Corporate administrative
We own most of our roasting facilities and lease the majority of our warehousing and distribution locations. As of October 1, 2023, Starbucks had 19,592 company-operated stores, almost all of which are leased. We also lease space in various locations worldwide for regional, district and other administrative offices, training facilities and storage. In addition to the locations listed above, we hold inventory at various locations managed by third-party warehouses. We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.
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
As of November 10, 2023, we had approximately 18,000 shareholders of record. This does not include persons whose stock is in nominee or “street name” accounts through brokers.
Future decisions to pay comparable cash dividends continue to be at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board considers relevant.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information regarding repurchases of our common stock during the quarter ended October 1, 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
Period (1)
July 3, 2023 - July 30, 2023	—	$—	—	45,720,818
July 31, 2023 - August 27, 2023	1,072,090	98.16	1,072,090	44,648,728
August 28, 2023 - October 1, 2023	2,059,067	95.39	2,059,067	42,589,661
Total	3,131,157	$96.34	3,131,157
(1)Monthly information is presented by reference to our fiscal months during the fourth quarter of fiscal 2023.
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

Performance Comparison Graph
The following graph depicts the total return to shareholders from September 30, 2018, through October 1, 2023, relative to the performance of the Standard & Poor’s 500 Index, the Nasdaq Composite Index and the Standard & Poor’s 500 Consumer Discretionary Sector, a peer group that includes Starbucks. All indices shown in the graph have been reset to a base of 100 as of September 30, 2018, and assume an investment of $100 on that date and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

$300
$250
$200
$150
$100
$50
$0
9/30/2018
9/29/2019
9/27/2020
10/3/2021
10/2/2022
10/1/2023
Starbucks Corporation
S&P 500
Nasdaq Composite
S&P Consumer Discretionary

	Sep 30, 2018	Sep 29, 2019	Sep 27, 2020	Oct 3, 2021	Oct 2, 2022	Oct 1, 2023
Starbucks Corporation	$100.00	$158.45	$154.26	$210.18	$160.32	$177.34
S&P 500	100.00	104.25	120.05	156.07	131.92	160.44
Nasdaq Composite	100.00	100.52	141.70	184.58	136.12	171.65
S&P Consumer Discretionary	100.00	102.36	131.93	157.19	124.35	141.47

Item 6. [Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Our fiscal year ends on the Sunday closest to September 30. All references to store counts, including data for new store openings, are reported net of related store closures, unless otherwise noted. Fiscal years 2023 and 2022 included 52 weeks. Fiscal year 2021 included 53 weeks, with the 53rd week falling in the fourth fiscal quarter.
The discussion of our financial condition and results of operations for the fiscal year ended October 3, 2021, included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) can be found in the Annual Report on Form 10-K for the fiscal year ended October 2, 2022.
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
Our financial results and long-term growth model will continue to be driven by new store openings, comparable store sales and margin management. We believe these key operating metrics are useful to investors because management uses these metrics to assess the growth of our business and the effectiveness of our marketing and operational strategies. Throughout this MD&A, we commonly discuss the following key operating metrics:
•New store openings and store count
•Comparable store sales
•Operating margin
Starbucks results for fiscal 2023 demonstrate the overall strength of our brand. Consolidated revenues increased 12% to $36.0 billion in fiscal 2023 compared to $32.3 billion in fiscal 2022, primarily driven by strength in our U.S. business and growth in our International segment, partially offset by the impact of unfavorable foreign currency translation.
For both the North America segment and U.S. market, comparable store sales increased 9% for fiscal 2023 compared to an increase of 12% in fiscal 2022. Average ticket for both the North America segment and the U.S. market grew 6%, primarily driven by pricing in our U.S. market. The segment also experienced higher costs, primarily related to previously-committed investments in store partner wages and benefits and increased spend on partner training, as well as inflationary pressures on commodities and our supply chain. In fiscal 2022, we announced our Reinvention Plan in the U.S. market to increase efficiency while elevating the partner and customer experience. We believe the investments in partner wages and training have increased retention and in-store operational efficiencies while the acceleration of purpose-built store concepts and innovations in technologies have provided additional convenience and connection with our customers.
For the International segment, despite COVID-19 pandemic-related headwinds in China in the first half of the year, revenue grew 8% in fiscal 2023 compared to fiscal 2022, primarily driven by net new company-operated store openings and higher product sales to and royalty revenues from our licensees. Also contributing to the increase was a 5% increase in comparable store sales, driven by customer transactions, compared to a decrease of 9% in fiscal 2022. These increases were partially offset by the impact of unfavorable foreign currency translation.
Revenue for our Channel Development segment increased 3% in fiscal 2023 compared with fiscal 2022, primarily driven by higher Global Coffee Alliance product sales and royalty revenue and growth in our global ready-to-drink business. In fiscal 2023, we sold the assets associated with the Seattle's Best Coffee brand to Nestlé, which resulted in a pre-tax gain of $91.3 million.
We have seen the strength and resilience of our brand as well as strong customer demand across our portfolio, with revenue and operating margin growth in fiscal 2023. We expect to continue our trend of global new store growth in fiscal 2024, driven by a dynamic portfolio of store formats in the U.S. and leveraging the strength of our brand internationally. We anticipate continued benefits from increased sales leverage and pricing decisions as well as in-store operational efficiencies driven by our Reinvention Plan. We expect the inflationary pressures on commodities and supply chain that impacted fiscal 2023 to moderate in fiscal 2024, relative to the impact on our business and financial metrics, including operating margin. Absent global economic disruptions, and based on the current trend of our business operations and our focused efforts on the Reinvention Plan, we are confident in the strength of our brand and strategy for sustainable, profitable growth over the long-term.

Financial Highlights
•Total net revenues increased 12% to $36.0 billion in fiscal 2023 compared to $32.3 billion in fiscal 2022.
•Consolidated operating income increased to $5.9 billion in fiscal 2023 compared to $4.6 billion in fiscal 2022. Fiscal 2023 operating margin was 16.3% compared to 14.3% in fiscal 2022. Operating margin expansion of 200 basis points was primarily due to pricing (approximately 250 basis points), sales leverage (approximately 240 basis points) and in-store operational efficiencies (approximately 160 basis points). These increases were partially offset by previously-committed investments in store partner wages (approximately 250 basis points) and higher general and administrative expenses, primarily in support of our Reinvention Plan (approximately 130 basis points).
•Diluted earnings per share (“EPS”) for fiscal 2023 increased to $3.58, compared to EPS of $2.83 in fiscal 2022. The increase was primarily driven by sales growth and in-store operational efficiencies. This increase was partially offset by previously-committed investments in store partner wages and higher general and administrative expenses, primarily in support of our Reinvention Plan.
•Capital expenditures were $2.3 billion in fiscal 2023 and $1.8 billion in fiscal 2022.
•We returned $3.4 billion to our shareholders in fiscal 2023 through share repurchases and dividends. We returned $6.3 billion in fiscal 2022 through share repurchases and dividends.
Acquisitions and Divestitures
See Note 2, Acquisitions, Divestitures and Strategic Alliance, to the consolidated financial statements included in Item 8 of Part II of this 10-K for information regarding acquisitions and divestitures.
RESULTS OF OPERATIONS — FISCAL 2023 COMPARED TO FISCAL 2022
Consolidated results of operations (in millions):
Revenues

Fiscal Year Ended	Oct 1, 2023	Oct 2, 2022	% Change
Net revenues:
Company-operated stores	$29,462.3	$26,576.1	10.9%
Licensed stores	4,512.7	3,655.5	23.4
Other	2,000.6	2,018.7	(0.9)
Total net revenues	$35,975.6	$32,250.3	11.6%
Total net revenues increased $3.7 billion, or 12%, over fiscal 2022, primarily due to higher revenues from company-operated stores ($2.9 billion). The growth in company-operated store revenue was driven by an 8% increase in comparable store sales ($2.1 billion) attributed to a 5% increase in average ticket and 3% increase in comparable transactions. Also contributing were the incremental revenues from 1,339 net new Starbucks company-operated store openings, or a 7% increase, over the past 12 months ($1.2 billion). These increases were partially offset by the impact of unfavorable foreign currency translation ($555 million).
Licensed stores revenue increased $857 million, primarily driven by higher product and equipment sales to and royalty revenues from our licensees ($898 million), largely due to revenue growth from existing stores and the opening of 988 net new Starbucks licensed stores over the past 12 months, partially offset by the impact of unfavorable foreign currency translation ($64 million).
Other revenues decreased $18 million, primarily due to the absence of revenues from the Evolution Fresh business following its sale in the fourth quarter of fiscal 2022 ($60 million), partially offset by an increase in revenue in the Global Coffee Alliance ($37 million).

Operating Expenses

Fiscal Year Ended	Oct 1, 2023	Oct 2, 2022	Oct 1, 2023	Oct 2, 2022
			As a % of Total Net Revenues
Product and distribution costs	$11,409.1	$10,317.4	31.7%	32.0%
Store operating expenses	14,720.3	13,561.8	40.9	42.1
Other operating expenses	539.4	461.5	1.5	1.4
Depreciation and amortization expenses	1,362.6	1,447.9	3.8	4.5
General and administrative expenses	2,441.3	2,032.0	6.8	6.3
Restructuring and impairments	21.8	46.0	0.1	0.1
Total operating expenses	30,494.5	27,866.6	84.8	86.4
Income from equity investees	298.4	234.1	0.8	0.7
Gain from sale of assets	91.3	—	0.3	—
Operating income	$5,870.8	$4,617.8	16.3%	14.3%
Store operating expenses as a % of related revenues			50.0%	51.0%
Product and distribution costs as a percentage of total net revenues decreased 30 basis points, primarily due to pricing (approximately 120 basis points), partially offset by inflationary pressures on commodities and our supply chain (approximately 80 basis points).
Store operating expenses as a percentage of total net revenues decreased 120 basis points. Store operating expenses as a percentage of company-operated store revenues decreased 100 basis points, primarily due to in-store operational efficiencies (approximately 160 basis points), sales leverage (approximately 160 basis points) and pricing (approximately 160 basis points). These were partially offset by previously-committed investments in store partner wages and benefits (approximately 290 basis points) and increased spend on partner training (approximately 30 basis points).
Other operating expenses increased $78 million, primarily due to higher strategic investments in technology and other initiatives ($32 million) and support costs for our growing licensed markets ($25 million).
Depreciation and amortization expenses as a percentage of total net revenues decreased 70 basis points, primarily due to lapping amortization expenses of acquisition-related intangibles assets that are now fully amortized.
General and administrative expenses increased $409.3 million, primarily due to incremental investments in technology ($140 million), increased support costs of strategic initiatives including the Reinvention Plan ($86 million), higher performance-based compensation ($74 million) and other labor and leadership support costs ($31 million).
Income from equity investees increased $64 million, primarily due to higher income from our North American Coffee Partnership joint venture ($64 million).
Gain from sale of assets includes the sale of our Seattle's Best Coffee brand to Nestlé in the second quarter of fiscal 2023.
The combination of these changes resulted in an overall increase in operating margin of 200 basis points in fiscal 2023 when compared to fiscal 2022.

Other Income and Expenses

Fiscal Year Ended	Oct 1, 2023	Oct 2, 2022	Oct 1, 2023	Oct 2, 2022
			As a % of Total Net Revenues
Operating income	$5,870.8	$4,617.8	16.3%	14.3%
Interest income and other, net	81.2	97.0	0.2	0.3
Interest expense	(550.1)	(482.9)	(1.5)	(1.5)
Earnings before income taxes	5,401.9	4,231.9	15.0	13.1
Income tax expense	1,277.2	948.5	3.6	2.9
Net earnings including noncontrolling interests	4,124.7	3,283.4	11.5	10.2
Net earnings/(loss) attributable to noncontrolling interests	0.2	1.8	0.0	0.0
Net earnings attributable to Starbucks	$4,124.5	$3,281.6	11.5%	10.2%
Effective tax rate including noncontrolling interests			23.6%	22.4%
Interest income and other, net decreased $16 million, primarily due to lapping higher investment gains in the prior year.
Interest expense increased $67 million primarily due to higher debt balances and higher interest rates.
The effective tax rate for fiscal 2023 was 23.6% compared to 22.4% for fiscal 2022.The increase was due to lapping a beneficial return-to-provision adjustment related to the divestiture of certain joint venture operations (approximately 50 basis points) and a year-over-year decrease in beneficial valuation allowance activity related to international jurisdictions (approximately 40 basis points). See Note 14, Income Taxes, for further discussion.

Segment Information
Results of operations by segment (in millions):
North America

Fiscal Year Ended	Oct 1, 2023	Oct 2, 2022	Oct 1, 2023	Oct 2, 2022
			As a % of North America Total Net Revenues
Net revenues:
Company-operated stores	$23,905.4	$21,214.2	90.0%	90.8%
Licensed stores	2,659.1	2,150.5	10.0	9.2
Other	5.1	6.1	0.0	0.0
Total net revenues	26,569.6	23,370.8	100.0	100.0
Product and distribution costs	7,530.4	6,677.2	28.3	28.6
Store operating expenses	11,959.2	10,860.0	45.0	46.5
Other operating expenses	263.8	202.1	1.0	0.9
Depreciation and amortization expenses	910.1	808.4	3.4	3.5
General and administrative expenses	389.7	303.3	1.5	1.3
Restructuring and impairments	20.7	33.3	0.1	0.1
Total operating expenses	21,073.9	18,884.3	79.3	80.8
Operating income	$5,495.7	$4,486.5	20.7%	19.2%
Store operating expenses as a % of related revenues			50.0%	51.2%
Revenues
North America total net revenues for fiscal 2023 increased $3.2 billion, or 14%, primarily due to a 9% increase in comparable store sales ($1.9 billion) driven by a 6% increase in average ticket and a 3% increase in comparable transactions. Also contributing to the increase were the performance of net new company-operated store openings over the past 12 months ($813 million) and higher product and equipment sales to and royalty revenues from our licensees ($487 million).
Operating Margin
North America operating income for fiscal 2023 increased 22% to $5.5 billion, compared to $4.5 billion in fiscal 2022. Operating margin expanded 150 basis points to 20.7%, primarily due to pricing (approximately 300 basis points), in-store operational efficiencies (approximately 230 basis points) and sales leverage. These were partially offset by previously-committed investments in store partner wages and benefits (approximately 300 basis points) and increased spend on partner training (approximately 40 basis points), as well as inflationary pressures on commodities and our supply chain (approximately 80 basis points).

International

Fiscal Year Ended	Oct 1, 2023	Oct 2, 2022	Oct 1, 2023	Oct 2, 2022
			As a % of International Total Net Revenues
Net revenues:
Company-operated stores	$5,556.9	$5,361.9	74.2%	77.3%
Licensed stores	1,853.6	1,505.0	24.8	21.7
Other	77.1	73.2	1.0	1.1
Total net revenues	7,487.6	6,940.1	100.0	100.0
Product and distribution costs	2,608.4	2,357.7	34.8	34.0
Store operating expenses	2,761.1	2,701.8	36.9	38.9
Other operating expenses	219.0	191.4	2.9	2.8
Depreciation and amortization expenses	335.1	513.0	4.5	7.4
General and administrative expenses	335.8	345.3	4.5	5.0
Total operating expenses	6,259.4	6,109.2	83.6	88.0
Income from equity investees	2.7	2.3	0.0	0.0
Operating income	$1,230.9	$833.2	16.4%	12.0%
Store operating expenses as a % of related revenues			49.7%	50.4%
Revenues
International total net revenues for fiscal 2023 increased $548 million, or 7.9%, primarily due to 927 net new Starbucks company-operated stores, or a 12% increase over the past 12 months ($421 million), as well as higher product sales to and royalty revenues from our licensees ($411 million). Also contributing to the increase was a 5% increase in comparable store sales ($233 million), primarily driven by customer transactions. These were partially offset by the impact of unfavorable foreign currency translation ($543 million).
Operating Margin
International operating income for fiscal 2023 increased 48% to $1.2 billion, compared to $833.2 million in fiscal 2022. Operating margin increased 440 basis points to 16.4%, primarily due to sales leverage (approximately 270 basis points) and lapping amortization expenses of acquisition-related intangibles assets that are now fully amortized (approximately 240 basis points).

Channel Development

Fiscal Year Ended	Oct 1, 2023	Oct 2, 2022	Oct 1, 2023	Oct 2, 2022
			As a % of Channel Development Total Net Revenues
Net revenues	$1,893.8	$1,843.6
Product and distribution costs	1,250.1	1,194.2	66.0%	64.8%
Other operating expenses	54.6	51.6	2.9	2.8
Depreciation and amortization expenses	0.1	0.1	0.0	0.0
General and administrative expenses	8.4	12.2	0.4	0.7
Total operating expenses	1,313.2	1,258.1	69.3	68.2
Income from equity investees	295.7	231.8	15.6	12.6
Gain from sale of assets	91.3	—	4.8	—
Operating income	$967.6	$817.3	51.1%	44.3%
Revenues
Channel Development total net revenues for fiscal 2023 increased $50 million, or 3%, compared to fiscal 2022, primarily due to higher Global Coffee Alliance product sales and royalty revenue ($37 million) and growth in our ready-to-drink business ($22 million).

Operating Margin
Channel Development operating income for fiscal 2023 increased 18% to $968 million, compared to $817 million in fiscal 2022. Operating margin increased 680 basis points to 51.1%, primarily due to the gain from sale of our Seattle's Best Coffee brand (approximately 480 basis points) and growth in our North American Coffee Partnership joint venture income (approximately 300 basis points), partially offset by impairment charges against certain manufacturing assets (approximately 100 basis points).

Corporate and Other

Fiscal Year Ended	Oct 1, 2023	Oct 2, 2022	% Change
Net revenues:
Other	$24.6	$95.8	(74.3)%
Total net revenues	24.6	95.8	(74.3)
Product and distribution costs	20.2	88.3	(77.1)
Other operating expenses	2.0	16.4	(87.8)
Depreciation and amortization expenses	117.3	126.4	(7.2)
General and administrative expenses	1,707.4	1,371.2	24.5
Restructuring and impairments	1.1	12.7	(91.3)
Total operating expenses	1,848.0	1,615.0	14.4
Operating loss	$(1,823.4)	$(1,519.2)	20.0%
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
Corporate and Other operating loss increased to $1.8 billion for fiscal 2023, or 20%, compared to $1.5 billion in fiscal 2022. This increase was primarily driven by incremental investments in technology ($131 million), increased support costs of strategic initiatives including the Reinvention Plan ($86 million) and higher performance-based compensation ($56 million).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash and Investment Overview
Our cash and investments were $4.2 billion and $3.5 billion as of October 1, 2023 and October 2, 2022, respectively. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, fund acquisitions and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate debt securities, government treasury securities (domestic and foreign) and commercial paper as well as principal-protected structured deposits. As of October 1, 2023, approximately $2.5 billion of cash and short-term investments were held in foreign subsidiaries.
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
The 2021 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of October 1, 2023, we were in compliance with all applicable covenants. No amounts were outstanding under our 2021 credit facility as of October 1, 2023 or October 2, 2022.

Our total contractual borrowing capacity for general corporate purposes was $3.0 billion as of the end of fiscal 2023.
Commercial Paper
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our 2021 credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of October 1, 2023, we had no amounts outstanding under our commercial paper program. As of October 2, 2022, we had $175.0 million in borrowings outstanding under this program.
Credit Facilities in Japan
Additionally, we hold the following Japanese yen-denominated credit facilities that are are available for working capital needs and capital expenditures within our Japanese market:
•A ¥5 billion, or $33.5 million, credit facility is currently set to mature on January 4, 2024. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.400%.
•A ¥10 billion, or $67.0 million, credit facility is currently set to mature on March 27, 2024. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.300%.
As of October 1, 2023 we had ¥5 billion, or $33.5 million, of borrowings outstanding under these credit facilities. As of October 2, 2022, we had no borrowings outstanding under these credit facilities.
See Note 9, Debt, to the consolidated financial statements included in Item 8 of Part II of this 10-K for details of the components of our long-term debt.
Our ability to incur new liens and conduct sale and leaseback transactions on certain material properties is subject to compliance with terms of the indentures under which the long-term notes were issued. As of October 1, 2023, we were in compliance with all applicable covenants.
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
We believe that net future cash flows generated from operations and existing cash and investments both domestically and internationally, combined with our ability to leverage our balance sheet through the issuance of debt, will be sufficient to finance capital requirements for our core businesses as well as shareholder distributions for at least the next 12 months. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months. We have borrowed funds and continue to believe we have the ability to do so at reasonable interest rates; however, additional borrowings would result in increased interest expense in the future. In this regard, we may incur additional debt, within targeted levels, as part of our plans to fund our capital programs, including cash returns to shareholders through future dividends and discretionary share repurchases, refinancing debt maturities, as well as investing in new business opportunities. If necessary, we may pursue additional sources of financing, including both short-term and long-term borrowings and debt issuances.
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
During each of the first three quarters of fiscal 2022, we declared a cash dividend to shareholders of $0.49 per share. During the fourth quarter of fiscal 2022, and for each of the first three quarters of fiscal 2023, we declared a cash dividend of $0.53 per share. Dividends are generally paid in the quarter following the declaration date. Cash returned to shareholders through dividends in fiscal 2023 and 2022 totaled $2.4 billion and $2.3 billion, respectively. During the fourth quarter of fiscal 2023, we declared a cash dividend of $0.57 per share to be paid on November 24, 2023, with an expected payout of approximately $651.2 million.
During the fiscal year ended October 2, 2022, we repurchased 36.3 million shares of common stock for $4.0 billion on the open market. During the fiscal year ended October 1, 2023, we repurchased 10.0 million shares of common stock for $1.0 billion on the open market. On March 15, 2022, we announced that our Board authorized the repurchase of up to an additional 40 million shares under our ongoing share repurchase program. As of October 1, 2023, 42.6 million shares remained available for repurchase under current authorizations.
Other than normal operating expenses, cash requirements for fiscal 2024 are expected to consist primarily of capital expenditures for investments in our new and existing stores, our supply chain and corporate facilities. Total capital expenditures for fiscal 2024 are expected to be approximately $3.0 billion.
The following table summarizes current and long-term material cash requirements as of October 1, 2023, which we expect to fund primarily with operating cash flows (in millions):

	Material Cash Requirements
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations(1)	$10,594.2	$1,577.6	$2,931.1	$2,206.9	$3,878.6
Debt obligations
Principal payments	15,519.3	1,819.3	2,750.0	1,100.0	9,850.0
Interest payments	6,362.2	520.8	909.3	740.6	4,191.5
Purchase obligations(2)	1,078.4	694.6	311.4	72.4	—
Other obligations(3)	391.4	114.4	145.6	33.4	98.0
Total	$33,945.5	$4,726.7	$7,047.4	$4,153.3	$18,018.1
(1)Amounts include direct lease obligations, excluding any taxes, insurance and other related expenses.
(2)Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Starbucks and that specify all significant terms. Green coffee purchase commitments comprise 92% of total purchase obligations.
(3)Other obligations include other long-term liabilities primarily consisting of long-term income taxes payable, asset retirement obligations, equity investment capital commitments and finance lease obligations.
Cash Flows
Cash provided by operating activities was $6.0 billion for fiscal 2023, compared to $4.4 billion for fiscal 2022. The change was primarily due to a decrease in net cash used by changes in operating assets and liabilities, including lower inventory purchases driven by reduced coffee commodity prices, and higher net earnings during the period.
Cash used in investing activities was $2.3 billion for fiscal 2023, compared to $2.1 billion for fiscal 2022. The change was primarily due to an increase in spend on capital expenditures and increased purchases of investments in fiscal 2023, partially offset by increased maturities and calls of investments in fiscal 2023.
Cash used in financing activities was $3.0 billion for fiscal 2023, compared to $5.6 billion for fiscal 2022. The change was primarily due to a decrease in share repurchase activities, partially offset by an increase in net payments of commercial paper.
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
FINANCIAL RISK MANAGEMENT
Market risk is defined as the risk of losses due to changes in commodity prices, foreign currency exchange rates, equity security prices and interest rates. We manage our exposure to various market-based risks according to a market price risk management policy. Under this policy, market-based risks are quantified and evaluated for potential mitigation strategies, such as entering into hedging transactions. The market price risk management policy governs how hedging instruments may be used to mitigate risk. Risk limits are set annually and speculative trading activities are prohibited. We also monitor and limit the amount of associated counterparty credit risk, which we consider to be low. We use interest rate swap agreements and treasury locks to primarily hedge against changes in benchmark interest rates related to anticipated debt issuances. We also use cross-currency swaps and foreign exchange debt instruments to hedge against changes in the fair value of our net investments in foreign operations. Excluding interest rate hedging instruments, cross currency swaps and foreign currency debt, hedging instruments generally do not have maturities in excess of three years. Refer to Note 1, Summary of Significant Accounting Policies and Estimates, and Note 3, Derivative Financial Instruments, to the consolidated financial statements included in Item 8 of Part II of this 10-K for further discussion of our hedging instruments.
The sensitivity analyses disclosed below provide only a limited, point-in-time view of the market risk of the financial instruments discussed. The actual impact of the respective underlying rates and price changes on the financial instruments may differ significantly from those shown in the sensitivity analyses.
Commodity Price Risk
We purchase commodity inputs, primarily coffee, dairy products, diesel, cocoa, sugar and other commodities, that are used in our operations and are subject to price fluctuations that impact our financial results. We use a combination of pricing features embedded within supply contracts, such as fixed-price and price-to-be-fixed contracts and financial derivatives to manage our commodity price risk exposure.
The following table summarizes the potential impact as of October 1, 2023 to Starbucks future net earnings and other comprehensive income (“OCI”) from changes in commodity prices. The information provided below relates only to the hedging instruments and does not represent the corresponding changes in the underlying hedged items (in millions):

	Increase/(Decrease) to Net Earnings		Increase/(Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
Commodity hedges	$1.2	$(1.2)	$33	$(33)
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
The following table summarizes the potential impact as of October 1, 2023 to Starbucks future net earnings and other comprehensive income from changes in the fair value of these derivative financial instruments due to a change in the value of the U.S. dollar as compared to foreign exchange rates. The information provided below relates only to the hedging instruments and does not represent the corresponding changes in the underlying hedged items (in millions):

	Increase/(Decrease) to Net Earnings		Increase/(Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
Foreign currency hedges	$27	$(27)	$197	$(197)
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
We performed a sensitivity analysis based on a 10% change in the underlying equity prices of our investments as of October 1, 2023 and determined that such a change would not have a significant impact on the fair value of these instruments.

Interest Rate Risk
Long-term Debt
We utilize short-term and long-term financing and may use interest rate hedges to manage our overall interest expense related to our existing fixed-rate debt, as well as to hedge the variability in cash flows due to changes in benchmark interest rates related to anticipated debt issuances. See Note 3, Derivative Financial Instruments and Note 9, Debt, to the consolidated financial statements included in Item 8 of Part II of this 10-K for further discussion of our interest rate hedge agreements and details of the components of our long-term debt, respectively, as of October 1, 2023.
The following table summarizes the impact of a change in interest rates as of October 1, 2023 on the fair value of Starbucks debt (in millions):

	Fair Value	Decrease in Fair Value for a 100 Basis Point Increase in Underlying Rate

Long-term debt(1)(2)	$13,426	$(820)
(1)Amount disclosed is net of $16 million change in the fair value of our designated interest rate swaps. Refer to Note 3, Derivative Financial Instruments, for additional information on our interest rate swap designated as a fair value hedge.
(2)Includes $750 million in Senior Notes that matured on October 1, 2023 but remained in current portion of long-term debt on the consolidated balance sheet as the debt repayment was not made until the first day of fiscal 2024.
Available-for-Sale Debt Securities
Our available-for-sale securities comprise a diversified portfolio consisting mainly of investment-grade debt securities. The primary objective of these investments is to preserve capital and liquidity. Available-for-sale securities are recorded on the consolidated balance sheets at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income. We do not hedge the interest rate exposure on our investments. We performed a sensitivity analysis based on a 100 basis point change in the underlying interest rate of our available-for-sale securities as of October 1, 2023 and determined that such a change would not have a significant impact on the fair value of these instruments.
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

In fiscal 2022, we announced our Reinvention Plan in the U.S. market to increase efficiency while elevating the partner and customer experience. As a result of the restructuring efforts in connection with the Reinvention Plan, we recorded immaterial impairment charges on our consolidated statements of earnings during the fiscal years ended October 1, 2023 and October 2, 2022. Future impairment charges attributed to our Reinvention Plan are not expected to be material.
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
When assessing goodwill for impairment, our decision to perform a qualitative impairment assessment for an individual reporting unit is influenced by a number of factors, inclusive of the carrying value of the reporting unit’s goodwill, the significance of the excess of the reporting unit’s estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments and the date of acquisition. If we perform a quantitative assessment of an individual reporting unit’s goodwill, our impairment calculations contain uncertainties because they require management to make assumptions and to apply judgment when estimating future cash flows and asset fair values, including projected revenue growth and operating expenses related to existing businesses, product innovation and new store concepts, as well as utilizing valuation multiples of similar publicly traded companies and selecting an appropriate discount rate. Estimates of revenue growth and operating expenses are based on internal projections considering the reporting unit’s past performance and forecasted growth, strategic initiatives, local market economics and the local business environment impacting the reporting unit’s performance. The discount rate is selected based on the estimated cost of capital for a market participant to operate the reporting unit in the region. These estimates, as well as the selection of comparable companies and valuation multiples used in the market approaches are highly subjective, and our ability to realize the future cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies, including retail initiatives and international expansion. We continue to believe the fair value of each of our reporting units is significantly in excess of its carrying value, and absent a sustained multi-year global decline in our business in key markets such as the U.S. and China, we do not anticipate incurring significant goodwill impairment in the next 12 months. Our fiscal 2023 annual goodwill impairment testing was completed in the third fiscal quarter. Where a quantitative assessment was performed, the estimated fair value of our reporting units exceeded carrying value by approximately $101 billion.
When assessing indefinite-lived intangible assets for impairment, where we perform a qualitative assessment, we evaluate if changes in events or circumstances have occurred that indicate that impairment may exist. If we do not perform a qualitative impairment assessment or if changes in events and circumstances indicate that a quantitative assessment should be performed, management is required to calculate the fair value of the intangible asset group. The fair value calculation includes estimates of revenue growth, which are based on past performance and internal projections for the intangible asset group’s forecasted growth, and royalty rates, which are adjusted for our particular facts and circumstances. The discount rate is selected based on the estimated cost of capital that reflects the risk profile of the related business. These estimates are highly subjective, and our ability to achieve the forecasted cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies, including retail initiatives and international expansion. We do not anticipate recording significant impairment charges in the next 12 months.
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

Item 8. Financial Statements and Supplementary Data
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)

Fiscal Year Ended	Oct 1, 2023	Oct 2, 2022	Oct 3, 2021
Net revenues:
Company-operated stores	$29,462.3	$26,576.1	$24,607.0
Licensed stores	4,512.7	3,655.5	2,683.6
Other	2,000.6	2,018.7	1,770.0
Total net revenues	35,975.6	32,250.3	29,060.6
Product and distribution costs	11,409.1	10,317.4	8,738.7
Store operating expenses	14,720.3	13,561.8	11,930.9
Other operating expenses	539.4	461.5	359.5
Depreciation and amortization expenses	1,362.6	1,447.9	1,441.7
General and administrative expenses	2,441.3	2,032.0	1,932.6
Restructuring and impairments	21.8	46.0	170.4
Total operating expenses	30,494.5	27,866.6	24,573.8
Income from equity investees	298.4	234.1	385.3
Gain from sale of assets	91.3	—	—
Operating income	5,870.8	4,617.8	4,872.1
Net gain resulting from divestiture of certain operations	—	—	864.5
Interest income and other, net	81.2	97.0	90.1
Interest expense	(550.1)	(482.9)	(469.8)
Earnings before income taxes	5,401.9	4,231.9	5,356.9
Income tax expense	1,277.2	948.5	1,156.6
Net earnings including noncontrolling interests	4,124.7	3,283.4	4,200.3
Net earnings attributable to noncontrolling interests	0.2	1.8	1.0
Net earnings attributable to Starbucks	$4,124.5	$3,281.6	$4,199.3
Earnings per share — basic	$3.60	$2.85	$3.57
Earnings per share — diluted	$3.58	$2.83	$3.54
Weighted average shares outstanding:
Basic	1,146.8	1,153.3	1,177.6
Diluted	1,151.3	1,158.5	1,185.5

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

Fiscal Year Ended	Oct 1, 2023	Oct 2, 2022	Oct 3, 2021
Net earnings including noncontrolling interests	$4,124.7	$3,283.4	$4,200.3
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale debt securities	3.3	(22.8)	(3.4)
Tax (expense)/benefit	(0.8)	5.6	0.7
Unrealized gains/(losses) on cash flow hedging instruments	(149.4)	259.5	283.8
Tax (expense)/benefit	17.2	(52.8)	(43.6)
Unrealized gains/(losses) on net investment hedging instruments	73.2	229.0	63.1
Tax (expense)/benefit	(18.5)	(57.9)	(16.0)
Translation adjustment and other	(109.0)	(794.7)	188.2
Tax (expense)/benefit	1.8	—	2.2
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale securities, hedging instruments, translation adjustment and other	(158.9)	(210.5)	41.8
Tax expense/(benefit)	26.1	34.2	(5.0)
Other comprehensive income/(loss)	(315.0)	(610.4)	511.8
Comprehensive income including noncontrolling interests	3,809.7	2,673.0	4,712.1
Comprehensive income/(loss) attributable to noncontrolling interests	(0.5)	1.8	1.0
Comprehensive income attributable to Starbucks	$3,810.2	$2,671.2	$4,711.1

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	Oct 1, 2023	Oct 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$3,551.5	$2,818.4
Short-term investments	401.5	364.5
Accounts receivable, net	1,184.1	1,175.5
Inventories	1,806.4	2,176.6
Prepaid expenses and other current assets	359.9	483.7
Total current assets	7,303.4	7,018.7
Long-term investments	247.4	279.1
Equity investments	439.9	311.2
Property, plant and equipment, net	7,387.1	6,560.5
Operating lease, right-of-use asset	8,412.6	8,015.6
Deferred income taxes, net	1,769.8	1,799.7
Other long-term assets	546.5	554.2
Other intangible assets	120.5	155.9
Goodwill	3,218.3	3,283.5
TOTAL ASSETS	$29,445.5	$27,978.4
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$1,544.3	$1,441.4
Accrued liabilities	2,145.1	2,137.1
Accrued payroll and benefits	828.3	761.7
Current portion of operating lease liability	1,275.3	1,245.7
Stored value card liability and current portion of deferred revenue	1,700.2	1,641.9
Short-term debt	33.5	175.0
Current portion of long-term debt	1,818.6	1,749.0
Total current liabilities	9,345.3	9,151.8
Long-term debt	13,547.6	13,119.9
Operating lease liability	7,924.8	7,515.2
Deferred revenue	6,101.8	6,279.7
Other long-term liabilities	513.8	610.5
Total liabilities	37,433.3	36,677.1
Shareholders’ deficit:
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,142.6 and 1,147.9 shares, respectively	1.1	1.1
Additional paid-in capital	38.1	205.3
Retained deficit	(7,255.8)	(8,449.8)
Accumulated other comprehensive income/(loss)	(778.2)	(463.2)
Total shareholders’ deficit	(7,994.8)	(8,706.6)
Noncontrolling interests	7.0	7.9
Total deficit	(7,987.8)	(8,698.7)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)	$29,445.5	$27,978.4
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Fiscal Year Ended	Oct 1, 2023	Oct 2, 2022	Oct 3, 2021
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$4,124.7	$3,283.4	$4,200.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,450.3	1,529.4	1,524.1
Deferred income taxes, net	(59.4)	(37.8)	(146.2)
Income earned from equity method investees	(301.8)	(268.7)	(347.3)
Distributions received from equity method investees	222.8	231.2	336.0
Gain on sale of assets	(91.3)	—	—
Net gain resulting from divestiture of certain operations	—	—	(864.5)
Stock-based compensation	302.7	271.5	319.1
Non-cash lease costs	1,365.9	1,497.7	1,248.6
Loss on retirement and impairment of assets	101.4	91.4	226.2
Other	26.8	(67.8)	(6.0)
Cash provided by/(used in) changes in operating assets and liabilities:
Accounts receivable	(4.1)	(326.1)	(43.0)
Inventories	366.4	(641.0)	(49.8)
Income taxes payable	52.5	(149.6)	286.1
Accounts payable	100.1	345.5	189.9
Deferred revenue	(110.8)	(75.8)	(6.1)
Operating lease liability	(1,443.8)	(1,625.6)	(1,488.1)
Other operating assets and liabilities	(93.7)	339.6	609.8
Net cash provided by operating activities	6,008.7	4,397.3	5,989.1
INVESTING ACTIVITIES:
Purchases of investments	(610.5)	(377.9)	(432.0)
Sales of investments	2.5	72.6	143.2
Maturities and calls of investments	616.9	67.3	345.5
Additions to property, plant and equipment	(2,333.6)	(1,841.3)	(1,470.0)
Proceeds from sale of assets	110.0	—	—
Net proceeds from the divestiture of certain operations	—	59.3	1,175.0
Other	(56.1)	(126.3)	(81.2)
Net cash used in investing activities	(2,270.8)	(2,146.3)	(319.5)
FINANCING ACTIVITIES:
Net (payments)/proceeds from issuance of commercial paper	(175.0)	175.0	(296.5)
Net proceeds from issuance of short-term debt	114.6	36.6	215.1
Repayments of short-term debt	(78.8)	(36.6)	(349.8)
Net proceeds from issuance of long-term debt	1,497.8	1,498.1	—
Repayments of long-term debt	(1,000.0)	(1,000.0)	(1,250.0)
Proceeds from issuance of common stock	167.4	101.6	246.2
Cash dividends paid	(2,431.8)	(2,263.3)	(2,119.0)
Repurchase of common stock	(984.4)	(4,013.0)	—
Minimum tax withholdings on share-based awards	(89.3)	(127.2)	(97.0)
Other	(11.1)	(9.2)	—
Net cash used in financing activities	(2,990.6)	(5,638.0)	(3,651.0)
Effect of exchange rate changes on cash and cash equivalents	(14.2)	(250.3)	86.2
Net increase/(decrease) in cash and cash equivalents	733.1	(3,637.3)	2,104.8
CASH AND CASH EQUIVALENTS:
Beginning of period	2,818.4	6,455.7	4,350.9
End of period	$3,551.5	$2,818.4	$6,455.7
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$524.3	$474.7	$501.1
Income taxes	$1,294.2	$1,157.6	$756.3
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, September 27, 2020	1,173.3	$1.2	$373.9	$(7,815.6)	$(364.6)	$(7,805.1)	$5.7	$(7,799.4)
Cumulative effect of adoption of new accounting guidance	—	—	—	(2.2)	—	(2.2)	—	(2.2)
Net earnings	—	—	—	4,199.3	—	4,199.3	1.0	4,200.3
Other comprehensive income	—	—	—	—	511.8	511.8	—	511.8
Stock-based compensation expense	—	—	322.8	—	—	322.8	—	322.8
Exercise of stock options/vesting of RSUs	6.3	—	107.0	—	—	107.0	—	107.0
Sale of common stock	0.4	—	42.4	—	—	42.4	—	42.4
Cash dividends declared, $2.29 per share	—	—	—	(2,697.2)	—	(2,697.2)	—	(2,697.2)
Balance, October 3, 2021	1,180.0	$1.2	$846.1	$(6,315.7)	$147.2	$(5,321.2)	$6.7	$(5,314.5)
Net earnings	—	—	—	3,281.6	—	3,281.6	1.8	3,283.4
Other comprehensive loss	—	—	—	—	(610.4)	(610.4)	—	(610.4)
Stock-based compensation expense	—	—	275.5	—	—	275.5	—	275.5
Exercise of stock options/vesting of RSUs	3.6	(0.1)	(72.4)	—	—	(72.5)	—	(72.5)
Sale of common stock	0.6	—	46.9	—	—	46.9	—	46.9
Repurchase of common stock	(36.3)	—	(890.8)	(3,122.2)	—	(4,013.0)	—	(4,013.0)
Cash dividends declared, $2.00 per share	—	—	—	(2,293.5)	—	(2,293.5)	—	(2,293.5)
Noncontrolling interest resulting from divestiture	—	—	—	—	—	—	(0.6)	(0.6)
Balance, October 2, 2022	1,147.9	$1.1	$205.3	$(8,449.8)	$(463.2)	$(8,706.6)	$7.9	$(8,698.7)
Net earnings	—	—	—	4,124.5	—	4,124.5	0.2	4,124.7
Other comprehensive loss	—	—	—	—	(314.3)	(314.3)	(0.7)	(315.0)
Stock-based compensation expense	—	—	306.4	—	—	306.4	—	306.4
Exercise of stock options/vesting of RSUs	4.2	—	28.4	—	—	28.4	—	28.4
Sale of common stock	0.5	—	49.6	—	—	49.6	—	49.6
Repurchase of common stock	(10.0)	—	(548.6)	(455.9)	—	(1,004.5)	—	(1,004.5)
Cash dividends declared, $2.16 per share	—	—	—	(2,474.6)	—	(2,474.6)	—	(2,474.6)
Purchase of noncontrolling interests and other	—	—	(3.0)	—	(0.7)	(3.7)	(0.4)	(4.1)
Balance, October 1, 2023	1,142.6	$1.1	$38.1	$(7,255.8)	$(778.2)	$(7,994.8)	$7.0	$(7,987.8)
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years ended October 1, 2023, October 2, 2022 and October 3, 2021
Note 1: Summary of Significant Accounting Policies and Estimates
Description of Business
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
Fiscal Year End
Our fiscal year ends on the Sunday closest to September 30. Fiscal years 2023, 2022 and 2021 included 52, 52 and 53 weeks, respectively. The 53rd week in fiscal 2021 fell in the fourth fiscal quarter.
Estimates and Assumptions
Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include, but are not limited to, estimates for inventory reserves, asset and goodwill impairments, assumptions underlying self-insurance reserves, income from unredeemed stored value cards, stock-based compensation forfeiture rates, future asset retirement obligations, commitments and contingencies, and the potential outcome of future tax consequences of events that have been recognized in the financial statements. Actual results and outcomes may differ from these estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment.
Restructuring
In fiscal 2022, we announced our plan in the U.S. market to increase efficiency while elevating the partner and customer experience (the “Reinvention Plan”). We believe the company-operated market investments in partner wages and trainings have increased retention and productivity while the acceleration of purpose-built store concepts and innovations in technologies have provided additional convenience and connection with our customers. As a result of the restructuring efforts in connection with the Reinvention Plan, we recorded approximately $22 million and $46 million to restructuring and impairments on our consolidated statements of earnings during fiscal years 2023 and 2022, respectively. Future restructuring and impairment costs attributable to our Reinvention Plan are not expected to be material.

In fiscal 2021, we substantially completed our plan to reposition our North America store portfolio, primarily in dense metropolitan markets by pursuing strategic store closures and focusing on new store formats that better cater to changing customer tastes and preferences. During fiscal 2021, we recorded approximately $155.4 million to restructuring and impairments on our consolidated statements of earnings. This total included $53.1 million related to disposal and impairment of company-operated store assets and $89.5 million primarily associated with accelerated amortization of ROU lease assets and other lease costs due to store closures prior to the end of contractual lease terms. As this restructuring plan was substantially completed in fiscal 2021, we did not recognize any material restructuring and impairment amounts related to this plan during the fiscal years ended October 1, 2023 and October 2, 2022.
As of October 1, 2023 and October 2, 2022, there were no material restructuring-related accrued liabilities on our consolidated balance sheets.
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
Structured Deposits
We hold short-term, principal-protected structured deposits that provide returns in the form of both fixed and variable yields; such variable yields are indexed to foreign exchange rates, equity-linked instruments or interest rate indices. The Company has elected to account for these using the fair value option with gains and losses recorded in our consolidated statements of earnings. For fiscal 2023, 2022 and 2021, resulting gains and losses were immaterial to our consolidated statements of earnings.
Marketable Equity Securities
We also have a marketable equity securities portfolio, which is comprised of marketable equity mutual funds and equity exchange-traded funds. Marketable equity securities are recorded at fair value and approximates a portion of our liability under our Management Deferred Compensation Plan (“MDCP”). Gains or losses from the portfolio and the change in our MDCP liability are recorded in general and administrative expenses in our consolidated statements of earnings. Refer to Note 4, Fair Value Measurements, for further discussion of our MDCP liability.
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
We record all derivatives on our consolidated balance sheets at fair value and typically do not offset derivative assets and liabilities. Cash flows from derivative financial instruments and the related gains and losses are classified as cash flows from operating activities on the consolidated statements of cash flows. Excluding interest rate hedging instruments, cross-currency swaps and foreign currency debt hedging instruments, we generally do not enter into derivative instruments with maturities longer than three years. However, we are allowed to net settle transactions with respective counterparties for certain derivative contracts, inclusive of interest rate swaps and foreign currency forwards, with a single, net amount payable by one party to the other. We also enter into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. As of October 1, 2023 and October 2, 2022, cash collateral held under collateral security arrangements was $77.1 million and $74.3 million, respectively, and is included in other long-term liabilities on our consolidated balance sheets. As of October 1, 2023 and October 2, 2022, cash collateral pledged as part of our commodity derivative margin requirements was $20.6 million and $75.6 million, respectively, and is included in prepaid expenses and other current assets on our consolidated balance sheets. The potential effects of netting arrangements with our derivative contracts, excluding the effects of collateral, would not have had a material impact on our consolidated balance sheets.
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
Receivables, net of Allowance for Credit Losses
Our receivables are mainly generated from product and equipment sales to and royalties from our licensees, as well as from our Global Coffee Alliance and other Channel Development customers. The primary indicators of the credit quality of our receivables are aging, payment history, economic sector information and outside credit monitoring, and are assessed on a quarterly basis. Our credit loss exposure is mainly concentrated in our accounts receivable portfolio. Our allowance for credit losses is calculated using a loss-rate method based on historical experience, current market conditions and reasonable forecasts. For the fiscal year ended October 1, 2023, we did not observe a significant deterioration of our receivable portfolio that required a significant increase in our allowance for credit losses. As of October 1, 2023 and October 2, 2022, our allowance for credit losses was $23.8 million and $27.2 million, respectively.
Inventories
Inventories are stated at the lower of cost (primarily moving average cost) or net realizable value. We record inventory reserves for obsolete and slow-moving inventory and for estimated shrinkage between physical inventory counts. Inventory reserves are based on inventory obsolescence trends, historical experience and application of the specific identification method. As of October 1, 2023 and October 2, 2022, inventory reserves were $44.4 million and $43.1 million, respectively.
Property, Plant and Equipment
Property, plant and equipment is carried at cost less accumulated depreciation. Cost includes all direct costs necessary to acquire and prepare assets for use, including internal labor and overhead in some cases. Depreciation is computed using the straight-line method over estimated useful lives of the assets, generally ranging from 2 to 15 years for equipment and 30 to 40 years for buildings. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life, generally 10 years. For leases with renewal periods at our option, we generally use the original lease term, excluding renewal option periods, to determine estimated useful lives. If failure to exercise a renewal option imposes a significant economic penalty to us, we may determine at the inception of the lease that renewal is reasonably assured and include the renewal option period in the determination of the appropriate estimated useful lives.
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
We recognized net disposition and impairment charges of $91.1 million, $66.6 million and $153.1 million in fiscal 2023, 2022 and 2021, respectively. We recorded $23.2 million, $14.3 million and $44.4 million of impairment losses within store operating expenses on our consolidated statements of earnings during the fiscal years ended October 1, 2023, October 2, 2022 and October 3, 2021, respectively. Of the total net disposition and impairment charges recorded in fiscal 2022 and 2021, $9.6 million and $53.1 million, respectively, were restructuring related and recorded in restructuring and impairment expenses. Unless it is restructuring related, the nature of the underlying asset that is impaired or disposed of will determine the operating expense line on which the related impact is recorded on our consolidated statements of earnings.
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
We generally cannot determine the interest rate implicit in each of our leases. Therefore, we typically use market and term-specific incremental borrowing rates. Our incremental borrowing rate for a lease is the rate of interest we expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Because we do not borrow on a collateralized basis, we consider a combination of factors, including our credit-adjusted risk-free interest rate, the risk profile and funding cost of the specific geographic market of the lease, the lease term and the effect of adjusting the rate to reflect consideration of collateral. Our credit-adjusted risk-free rate takes into consideration interest rates we pay on our unsecured long-term bonds as well as quoted interest rates obtained from financial institutions.
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

Additionally, we monitor for events or changes in circumstances that may require a reassessment of one of our leases and determine if a remeasurement is required. See Note 10, Leases, for additional details. For the fiscal year ended October 3, 2021, we recognized accelerated amortization of ROU lease assets and other lease costs of $89.5 million, due to planned store closures prior to the end of contractual lease terms, which were recorded in restructuring and impairments on the consolidated statement of earnings. In fiscal 2021, we substantially completed our plan to optimize our North America store portfolio, and we did not recognize any material restructuring and impairment amounts related to this plan during fiscal 2023 and fiscal 2022.
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
We recorded no goodwill impairment during fiscal 2023, fiscal 2022 and fiscal 2021. See Note 8, Other Intangible Assets and Goodwill, for further information.
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
There were no significant other intangible asset impairment charges recorded during fiscal years 2023, 2022 and 2021. See Note 8, Other Intangible Assets and Goodwill, for further information.
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
Company-operated Store Revenues
Company-operated store revenues are recognized when payment is tendered at the point-of-sale as the performance obligation has been satisfied. For products sold via delivery platforms, contractual terms are evaluated for each service provider to determine gross versus net presentation and revenues are also recognized when control of products are transferred to the customers. Delivery service fees were immaterial in the periods presented. Company-operated store revenues are reported excluding sales, use or other transaction taxes that are collected from customers and remitted to taxing authorities.
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
Breakage is recognized as company-operated stores and licensed stores revenue within the consolidated statement of earnings. For the fiscal years ended October 1, 2023, October 2, 2022 and October 3, 2021, we recognized breakage revenue of $196.1 million, $196.0 million and $164.5 million in company-operated store revenues, respectively, and $18.9 million, $16.7 million and $16.6 million in licensed store revenues, respectively.
Loyalty Program
Customers in the U.S., Canada and certain other countries who register their Starbucks Card are automatically enrolled in the Starbucks Rewards program, which is primarily a spend-based loyalty program. They earn loyalty points (“Stars”) in a variety of ways, including with each purchase at participating Starbucks stores. Starbucks Rewards members can earn Stars by paying with cash, credit or debit cards, or selected mobile wallets at company-operated and certain participating licensed stores in the U.S. and Canada. After accumulating a certain number of Stars, the customer earns a reward that can be redeemed for free product that, regardless of where the related Stars were earned within that country, will be honored at company-operated stores and certain participating licensed store locations in that same country.
We defer revenue associated with the estimated selling price of Stars earned by Starbucks Rewards members towards free products as each Star is earned and a corresponding liability is established in deferred revenue. This deferral is based on the estimated value of the product for which the reward is expected to be redeemed, net of estimated unredeemed Stars. Stars generally expire after six months.
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
Product and Distribution Costs
Product and distribution costs primarily consist of raw materials, purchased goods, packaging costs and delivery-related expenses as well as operational costs of our supply chain organization, such as wages and benefits, occupancy costs and depreciation expenses, in support of sourcing, procuring, manufacturing, warehousing and transportation activities of products sold at our company-operated and licensed stores as well as through Channel Development and our other businesses. Also included are inventory and supply chain asset impairment costs.
Store Operating Expenses
Store operating expenses consist of costs incurred in our company-operated stores, primarily wages and benefits related to store partners (employees), occupancy costs, delivery commissions and other costs that directly support the operation and sales-related activities of those stores.
General and Administrative Expenses
General and administrative expenses primarily consist of wages and benefits, professional service fees and occupancy costs for corporate headquarters and regional offices that support our corporate functions, including technology, finance, legal and partner resources.
Advertising
We expense most advertising costs as they are incurred, except for certain production costs that are expensed the first time the advertising takes place. Advertising expenses totaled $507.8 million, $416.7 million and $305.1 million in fiscal 2023, 2022 and 2021, respectively.
Government Subsidies
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which among other things, provided employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 pandemic and options to defer payroll tax payments for a limited period. Based on our evaluation of the CARES Act, we qualified for certain employer payroll tax credits as well as the deferral of payroll tax payments in the future. Additionally, the Canadian government enacted the Canada Emergency Wage Subsidy (“CEWS”) to help employers offset a portion of their employee wages for a limited period. We elected to treat qualified government subsidies from the U.S., Canada and other governments as offsets to the related operating expenses. The CARES Act and CEWS were no longer applicable to us in late fiscal 2021. The qualified payroll credits reduced our store operating expenses by $210.0 million on our consolidated statement of earnings during fiscal 2021. After netting the qualified credits against our payable, a receivable balance of $15.6 million and $69.4 million was included in prepaid expenses and other current assets as of October 1, 2023 and October 2, 2022, respectively. As of October 1, 2023, the deferred payroll tax payments have been remitted in full. As of October 2, 2022, deferred payroll tax payments of $116.5 million were included in accrued liabilities on our consolidated balance sheets.
Store Preopening Expenses
Costs incurred in connection with the start-up and promotion of new company-operated store openings are expensed as incurred.
Asset Retirement Obligations

We recognize a liability for the fair value of required asset retirement obligations (“ARO”) when such obligations are incurred. Our AROs are primarily associated with leasehold improvements, which, at the end of a lease, we are contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, we record an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. We estimate the liability using a number of assumptions, including store closing costs, cost inflation rates and discount rates, and accrete the liability to its projected future value over time. The capitalized asset is depreciated using the same depreciation convention as leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as a gain or loss in store operating expenses on our consolidated statements of earnings. As of October 1, 2023 and October 2, 2022, our net ARO assets included in property, plant and equipment were $25.6 million and $26.1 million, respectively, and our net ARO liabilities included in other long-term liabilities were $110.3 million and $104.7 million, respectively.
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
From time to time, we may enter into financial instruments, including, but not limited to, forward and swap contracts or foreign currency-denominated debt, to hedge the currency exposure of our net investments in certain international operations. The resulting gains and losses from these derivatives are recorded in AOCI and are subsequently reclassified to net earnings when the hedged net investment is either sold or substantially liquidated. Gains and losses from these derivatives representing hedged components excluded from the assessment of effectiveness are amortized over the life of the hedging instrument using a systematic and rational method and recognized in interest expense.
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

Gains and losses on derivative contracts and foreign currency-denominated debt designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI			Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract/Debt Remaining Maturity (Months)
	Oct 1, 2023	Oct 2, 2022	Oct 3, 2021
Cash Flow Hedges:
Coffee	$(78.1)	$153.9	$197.8	$(70.8)	6
Cross-currency swaps	(0.6)	(1.9)	4.4	—	14
Dairy	(1.8)	(2.6)	(0.4)	(1.8)	6
Foreign currency - other	39.6	55.3	1.3	25.9	34
Interest rates	(6.6)	(5.8)	(44.8)	(3.1)	0
Net Investment Hedges:
Cross-currency swaps	87.1	67.3	37.9	—	102
Foreign currency	16.0	16.1	16.0	—	0
Foreign currency debt	140.2	125.7	(5.3)	—	6
Pre-tax gains and losses on derivative contracts and foreign currency-denominated long-term debt designated as hedging instruments recognized in OCI and reclassifications from AOCI to earnings (in millions):

	Year Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications			Gains/(Losses) Reclassified from AOCI to Earnings			Location of gain/(loss)
	Oct 1, 2023	Oct 2, 2022	Oct 3, 2021	Oct 1, 2023	Oct 2, 2022	Oct 3, 2021
Cash Flow Hedges:
Coffee	$(152.9)	$76.9	$223.5	$110.5	$126.2	$(3.5)	Product and distribution costs
Cross-currency swaps	4.9	24.8	13.7	3.1	(6.9)	1.9	Interest expense
				0.3	39.4	12.7	Interest income and other, net
Dairy	(11.1)	3.6	0.5	(12.3)	6.5	1.7	Product and distribution costs
Foreign currency - other	9.4	103.9	(10.0)	23.6	22.0	1.8	Licensed stores revenues
				6.7	(2.3)	(7.3)	Product and distribution costs
				0.2	13.7	—	Interest income and other, net
Interest rates	0.3	50.3	56.1	1.4	(2.0)	(1.8)	Interest expense
				—	—	(3.6)	Interest income and other, net
Net Investment Hedges:
Cross-currency swaps (1)	54.1	53.5	20.5	27.4	14.3	13.4	Interest expense
Foreign currency debt	19.1	175.5	42.6	—	—	—
(1) Gains and losses recognized in earnings relate to components excluded from the assessment of effectiveness.

Pre-tax gains and losses on non-designated derivatives and designated fair value hedging instruments and the related fair value hedged item recognized in earnings (in millions):

		Gains/(Losses) Recognized in Earnings
	Location of gain/(loss) recognized in earnings	Year Ended
		Oct 1, 2023	Oct 2, 2022	Oct 3, 2021
Non-Designated Derivatives:
Dairy	Interest income and other, net	$(0.1)	$0.2	$—
Diesel fuel and other commodities	Interest income and other, net	(2.0)	3.7	2.6
Coffee	Interest income and other, net	(5.4)	9.2	—
Foreign currency - other	Interest income and other, net	(3.6)	46.8	7.5
Fair Value Hedges:
Interest rate swap	Interest expense	(18.7)	(65.0)	(0.5)
Long-term debt (hedged item)	Interest expense	(12.3)	73.9	14.0

Notional amounts of outstanding derivative contracts (in millions):

	Oct 1, 2023	Oct 2, 2022
Coffee	$266	$649
Cross-currency swaps	1,076	741
Dairy	71	94
Diesel fuel and other commodities	7	33
Foreign currency - other	1,164	1,269
Interest rate swaps	1,100	1,100

Fair value of outstanding derivative contracts (in millions) including the location of the asset and/or liability on the consolidated balance sheets:

		Derivative Assets
	Balance Sheet Location	Oct 1, 2023	Oct 2, 2022
Designated Derivative Instruments:
Cross-currency swaps	Other long-term assets	$130.1	$115.4
Dairy	Prepaid expenses and other current assets	0.4	0.5
Foreign currency - other	Prepaid expenses and other current assets	32.0	39.9
	Other long-term assets	22.9	33.5
Interest rate swap	Prepaid expenses and other current assets	0.4	—
Non-designated Derivative Instruments:
Diesel fuel and other commodities	Prepaid expenses and other current assets	0.7	0.4
Foreign currency	Prepaid expenses and other current assets	7.5	34.3
	Other long-term assets	—	7.3

		Derivative Liabilities
	Balance Sheet Location	Oct 1, 2023	Oct 2, 2022
Designated Derivative Instruments:
Dairy	Accrued liabilities	$1.1	$2.9
Foreign currency - other	Accrued liabilities	2.0	0.3
Interest rate swaps	Accrued liabilities	—	12.0
	Other long-term liabilities	41.4	34.0
Non-designated Derivative Instruments:
Foreign currency	Accrued liabilities	0.5	5.8
	Other long-term liabilities	1.8	—
The following amounts were recorded on the consolidated balance sheets related to fixed-to-floating interest rate swaps designated in fair value hedging relationships (in millions):

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount
	Oct 1, 2023	Oct 2, 2022	Oct 1, 2023	Oct 2, 2022
Location on the balance sheet
Long-term debt(1)	$1,060	$1,047.7	$(40.0)	$(52.3)
(1) Includes $750 million in Senior Notes that matured on October 1, 2023 but remained in current portion of long-term debt on the consolidated balance sheet as the debt repayment was not made until the first day of fiscal 2024.
Additional disclosures related to cash flow gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 12, Equity.

Note 4:    Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at October 1, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,551.5	$3,551.5	$—	$—
Short-term investments:
Available-for-sale debt securities
Corporate debt securities	64.0	—	64.0	—
U.S. government treasury securities	2.8	2.8	—	—
Foreign government obligations	3.9	—	3.9	—
Total available-for-sale debt securities	70.7	2.8	67.9	—
Structured deposits	261.2	—	261.2	—
Marketable equity securities	69.6	69.6	—	—
Total short-term investments	401.5	72.4	329.1	—
Prepaid expenses and other current assets:
Derivative assets	41.0	—	41.0	—
Long-term investments:
Available-for-sale debt securities
Corporate debt securities	91.1	—	91.1	—
Mortgage and other asset-backed securities	50.2	—	50.2	—
State and local government obligations	1.3	—	1.3	—
U.S. government treasury securities	104.7	104.7	—	—
Total long-term investments	247.3	104.7	142.6	—
Other long-term assets:
Derivative assets	153.0	—	153.0	—
Total assets	$4,394.3	$3,728.6	$665.7	$—
Liabilities:
Accrued liabilities:
Derivative liabilities	$3.6	$—	$3.6	$—
Other long-term liabilities:
Derivative liabilities	43.2	—	43.2	—
Total liabilities	$46.8	$—	$46.8	$—

		Fair Value Measurements at Reporting Date Using
	Balance at October 2, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,818.4	$2,797.3	$21.1	$—
Short-term investments:
Available-for-sale debt securities
Corporate debt securities	22.4	—	22.4	—
U.S. government treasury securities	9.3	9.3	—	—
Total available-for-sale debt securities	31.7	9.3	22.4	—
Structured deposits	275.1	—	275.1	—
Marketable equity securities	57.7	57.7	—	—
Total short-term investments	364.5	67.0	297.5	—
Prepaid expenses and other current assets:
Derivative assets	75.1	—	75.1	—
Long-term investments:
Available-for-sale debt securities
Corporate debt securities	134.7	—	134.7	—
Foreign government obligations	3.8	—	3.8	—
Mortgage and other asset-backed securities	56.5	—	56.5	—
State and local government obligations	1.3	—	1.3	—
U.S. government treasury securities	82.8	82.8	—	—
Total long-term investments	279.1	82.8	196.3	—
Other long-term assets:
Derivative assets	156.2	—	156.2	—
Total assets	$3,693.3	$2,947.1	$746.2	$—
Liabilities:
Accrued liabilities:
Derivative liabilities	$21.0	$—	$21.0	$—
Other long-term liabilities:
Derivative liabilities	34.0	—	34.0	—
Total liabilities	$55.0	$—	$55.0	$—
There were no material transfers between levels, and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Available-for-sale Debt Securities
Long-term investments generally mature within 5 years. Proceeds from sales of securities were $2.5 million, $72.6 million and $134.1 million for fiscal 2023, 2022 and 2021, respectively. Realized gains and losses were not material for fiscal 2023, 2022 and 2021. Gross unrealized holding gains and losses were not material as of October 1, 2023 and October 2, 2022.

Marketable Equity Securities
Marketable equity securities include equity mutual funds and exchange-traded funds. Our marketable equity securities portfolio approximates a portion of our liability under our MDCP, a defined contribution plan. Our MDCP liability was $90.4 million and $85.9 million as of October 1, 2023 and October 2, 2022, respectively. The changes in net unrealized holding gains and losses in the marketable equity securities portfolio included in earnings for fiscal 2023, 2022 and 2021 were not material. Gross unrealized holding gains and losses on marketable equity securities were not material as of October 1, 2023 and October 2, 2022.
Derivative Assets and Liabilities
Derivative assets and liabilities are described further in Note 3, Derivative Financial Instruments.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, ROU assets, goodwill and other intangible assets, equity and other investments and other assets. These assets are measured at fair value if determined to be impaired. Impairment of property, plant and equipment and ROU assets is included in Note 1, Summary of Significant Accounting Policies and Estimates.
We recognized impairments during fiscal years ended October 1, 2023, October 2, 2022 and October 3, 2021. Impairments recognized in the fiscal year ended October 3, 2021 were primarily related to our restructuring plan. See Note 1, Summary of Significant Accounting Policies and Estimates and Note 10, Leases for additional discussion of these impairments.
Fair Value of Other Financial Instruments
The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 9, Debt.
Note 5:    Inventories (in millions)

	Oct 1, 2023	Oct 2, 2022
Coffee:
Unroasted	$747.7	$1,018.6
Roasted	280.3	310.3
Other merchandise held for sale	364.6	430.9
Packaging and other supplies	413.8	416.8
Total	$1,806.4	$2,176.6
Other merchandise held for sale includes, among other items, serveware, food and tea. Inventory levels vary due to seasonality, commodity market supply and price fluctuations.
As of October 1, 2023, we had committed to purchasing green coffee totaling $412 million under fixed-price contracts and an estimated $577 million under price-to-be-fixed contracts. A portion of our price-to-be-fixed contracts are effectively fixed through the use of futures. See Note 3, Derivative Financial Instruments for further discussion. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base “C” coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on established relationships with our suppliers and continuous monitoring, the risk of non-delivery on these purchase commitments is remote.
Note 6:    Equity Investments (in millions)

	Oct 1, 2023	Oct 2, 2022
Equity method investments	$415.7	$283.1
Other investments	24.2	28.1
Total	$439.9	$311.2
Equity Method Investments
As of October 1, 2023, we had a 50% ownership interest in Tata Starbucks Limited (India), which operates licensed Starbucks® retail stores.
We also license the rights to produce and distribute Starbucks-branded products to our 50% owned joint venture, The North American Coffee Partnership with the Pepsi-Cola Company, which develops and distributes bottled Starbucks® beverages, including Frappuccino coffee drinks, Starbucks Doubleshot espresso drinks, Starbucks® Iced Espresso Classics and Starbucks® Iced Coffee.
Our share of income and losses from our equity method investments is included in income from equity investees on our consolidated statements of earnings. Also included in this line item is our proportionate share of gross profit resulting from coffee and other product sales to, and royalty and license fee revenues generated from, equity investees. Revenues generated from these entities were $85.7 million, $80.9 million and $160.8 million in fiscal 2023, 2022 and 2021, respectively. Related product and distribution costs were $85.6 million, $76.5 million and $92.1 million in fiscal 2023, 2022 and 2021, respectively. As of October 1, 2023 and October 2, 2022, there were $19.1 million and $14.8 million of accounts receivable from equity investees, respectively, on our consolidated balance sheets, primarily related to product sales and royalty revenues.
We also hold equity interests in other entities to support our corporate and investment strategies, including our limited partnership interest in Valor Siren Ventures I L.P. and Valor Siren Ventures II L.P, which are private equity funds investing in technologies, products and solutions relating to food or retail. The related financial statements activities were not material during the periods presented.
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

Note 7:    Supplemental Balance Sheet and Statement of Earnings Information (in millions)
Property, Plant and Equipment, net

	Oct 1, 2023	Oct 2, 2022
Land	$46.1	$46.1
Buildings	666.5	555.4
Leasehold improvements	10,133.7	9,066.8
Store equipment	3,332.5	3,018.2
Roasting equipment	859.4	838.5
Furniture, fixtures and other	1,664.5	1,526.1
Work in progress	607.5	558.7
Property, plant and equipment, gross	17,310.2	15,609.8
Accumulated depreciation	(9,923.1)	(9,049.3)
Property, plant and equipment, net	$7,387.1	$6,560.5
Accrued Liabilities

	Oct 1, 2023	Oct 2, 2022
Accrued occupancy costs	$86.7	$84.6
Accrued dividends payable	651.2	608.3
Accrued capital and other operating expenditures	771.7	878.1
Insurance reserves	233.5	232.3
Income taxes payable	189.3	139.2
Accrued business taxes	212.7	194.6
Total accrued liabilities	$2,145.1	$2,137.1
Store Operating Expenses

	Year Ended
	Oct 1, 2023	Oct 2, 2022	Oct 3, 2021
Wages and benefits	$8,733.4	$8,157.7	$6,989.3
Occupancy costs	2,871.0	2,674.1	2,561.5
Other expenses	3,115.9	2,730.0	2,380.1
Total store operating expenses	$14,720.3	$13,561.8	$11,930.9

Note 8:    Other Intangible Assets and Goodwill
Indefinite-Lived Intangible Assets

(in millions)	Oct 1, 2023	Oct 2, 2022
Trade names, trademarks and patents	$79.4	$97.5
Finite-Lived Intangible Assets

	Oct 1, 2023			Oct 2, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and reacquired rights	$957.6	$(957.6)	$—	$990.0	$(990.0)	$—
Acquired trade secrets and processes	27.6	(27.6)	—	27.6	(27.3)	0.3
Trade names, trademarks and patents	131.0	(91.9)	39.1	124.6	(69.6)	55.0
Licensing agreements	13.0	(11.0)	2.0	19.3	(16.2)	3.1
Other finite-lived intangible assets	20.1	(20.1)	—	20.6	(20.6)	—
Total finite-lived intangible assets	$1,149.3	$(1,108.2)	$41.1	$1,182.1	$(1,123.7)	$58.4
Amortization expense for finite-lived intangible assets was $21.5 million, $192.7 million and $223.4 million during fiscal 2023, 2022 and 2021, respectively.
Estimated future amortization expense as of October 1, 2023 (in millions):

Fiscal Year Ending
2024	$19.8
2025	14.0
2026	2.1
2027	1.8
2028	1.2
Thereafter	2.2
Total estimated future amortization expense	$41.1
Goodwill
Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	North America	International	Channel Development	Corporate and Other	Total
Goodwill balance at October 3, 2021	$493.2	$3,148.3	$34.7	$1.1	$3,677.3
Other (1)	(2.1)	(391.6)	—	(0.1)	(393.8)
Goodwill balance at October 2, 2022	$491.1	$2,756.7	$34.7	$1.0	$3,283.5
Other (1)	0.4	(65.6)	—	—	(65.2)
Goodwill balance at October 1, 2023	$491.5	$2,691.1	$34.7	$1.0	$3,218.3
(1)“Other” consists of changes in the goodwill balance resulting from foreign currency translation.
During the fiscal year ended October 1, 2023, we completed our annual goodwill impairment analysis. The results of our analysis indicated significant excess fair values over carrying values across the different reporting units, and therefore no goodwill impairment was recorded.
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
The 2021 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of October 1, 2023, we were in compliance with all applicable covenants. No amounts were outstanding under our 2021 credit facility as of October 1, 2023 or October 2, 2022.
Short-term Debt
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our 2021 credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of October 1, 2023, we had no borrowings outstanding under the program. As of October 2, 2022, we had $175.0 million in borrowings outstanding under this program.
Additionally, we hold the following Japanese yen-denominated credit facilities that are available for working capital needs and capital expenditures within our Japanese market:
•A ¥5 billion, or $33.5 million, credit facility is currently set to mature on January 4, 2024. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on Tokyo Interbank Offered Rate (“TIBOR”) plus an applicable margin of 0.400%.
•A ¥10 billion, or $67.0 million, credit facility is currently set to mature on March 27, 2024. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.300%.
As of October 1, 2023 we had ¥5 billion, or $33.5 million, of borrowings outstanding under these credit facilities. As of October 2, 2022, we had no borrowings outstanding under these credit facilities.

Long-term Debt
Components of long-term debt including the associated interest rates and related estimated fair values by calendar maturity (in millions, except interest rates):

	Oct 1, 2023		Oct 2, 2022		Stated Interest Rate	Effective Interest Rate (1)
Issuance	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
March 2023 notes	$—	$—	$1,000.0	$996.5	3.100%	3.107%
October 2023 notes(2)	750.0	749.9	750.0	744.8	3.850%	2.859%
February 2024 notes(3)	500.0	504.2	500.0	497.3	5.853%	6.084%
March 2024 notes(4)	569.3	569.3	588.4	584.7	0.372%	0.462%
August 2025 notes	1,250.0	1,210.5	1,250.0	1,209.6	3.800%	3.721%
February 2026 notes	1,000.0	985.5	—	—	4.750%	4.788%
June 2026 notes	500.0	463.5	500.0	458.3	2.450%	2.511%
March 2027 notes	500.0	446.1	500.0	437.9	2.000%	2.058%
March 2028 notes	600.0	554.7	600.0	554.8	3.500%	3.529%
November 2028 notes	750.0	704.5	750.0	704.7	4.000%	3.958%
August 2029 notes(2)	1,000.0	904.1	1,000.0	900.3	3.550%	3.840%
March 2030 notes	750.0	615.1	750.0	607.7	2.250%	3.084%
November 2030 notes	1,250.0	1,027.1	1,250.0	1,017.9	2.550%	2.582%
February 2032 notes	1,000.0	828.0	1,000.0	827.1	3.000%	3.155%
February 2033 notes	500.0	470.7	—	—	4.800%	3.798%
June 2045 notes	350.0	275.3	350.0	281.5	4.300%	4.348%
December 2047 notes	500.0	354.0	500.0	369.6	3.750%	3.765%
November 2048 notes	1,000.0	799.0	1,000.0	824.6	4.500%	4.504%
August 2049 notes	1,000.0	792.7	1,000.0	817.8	4.450%	4.447%
March 2050 notes	500.0	328.6	500.0	342.0	3.350%	3.362%
November 2050 notes	1,250.0	843.4	1,250.0	874.9	3.500%	3.528%
Total	15,519.3	13,426.2	15,038.4	13,052.0
Aggregate debt issuance costs and unamortized premium/(discount), net	(113.1)		(117.2)
Hedge accounting fair value adjustment(2)	(40.0)		(52.3)
Total	$15,366.2		$14,868.9
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
(3)Floating rate notes which bear interest at a rate equal to Compounded SOFR (as defined in the February 2024 notes) plus 0.420%, resulting in a stated interest rate of 5.853% at October 1, 2023.
(4)Japanese yen-denominated long-term debt.

The following table summarizes our long-term debt maturities as of October 1, 2023 by fiscal year (in millions):

Fiscal Year	Total
2024(1)	$1,819.3
2025	1,250.0
2026	1,500.0
2027	500.0
2028	600.0
Thereafter	9,850.0
Total	$15,519.3
(1) Includes $750 million in Senior Notes that matured on October 1, 2023 but remained in current portion of long-term debt on the consolidated balance sheet as the debt repayment was not made until the first day of fiscal 2024.
Note 10:    Leases
In fiscal 2021, we substantially completed our plan to optimize our North America store portfolio, primarily in dense metropolitan markets by developing new store formats to better cater to changing customer tastes and preferences. During the fiscal year ended October 3, 2021, we recognized accelerated amortization of ROU lease assets and other lease costs of $89.5 million, which were recognized within restructuring and impairments on the consolidated statements of earnings. We did not recognize any material restructuring and impairment amounts related to this plan during the fiscal years ended October 1, 2023 and October 2, 2022.
The components of lease costs (in millions):

	Year Ended
	Oct 1, 2023	Oct 2, 2022	Oct 3, 2021
Operating lease costs(1)	$1,601.0	$1,554.8	$1,579.2
Variable lease costs	1,050.3	939.1	949.6
Short-term lease costs	28.0	28.1	30.9
Total lease costs	$2,679.3	$2,522.0	$2,559.7
(1)Includes immaterial amounts of sublease income and rent concessions.
The following table includes supplemental information (in millions):

	Year Ended
	Oct 1, 2023	Oct 2, 2022	Oct 3, 2021
Cash paid related to operating lease liabilities	$1,657.2	$1,647.3	$1,707.1
Operating lease liabilities arising from obtaining ROU assets	1,893.4	1,639.4	1,590.3

	Oct 1, 2023	Oct 2, 2022	Oct 3, 2021
Weighted-average remaining operating lease term	8.5 years	8.5 years	8.7 years
Weighted-average operating lease discount rate	3.1%	2.6%	2.5%
Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued liabilities and other long-term liabilities on the consolidated balance sheet. Finance leases were not material as of October 1, 2023, October 2, 2022 and October 3, 2021.

Minimum future maturities of operating lease liabilities (in millions):

Fiscal Year	Total
2024	$1,577.6
2025	1,532.0
2026	1,399.1
2027	1,206.7
2028	1,000.2
Thereafter	3,878.5
Total lease payments	10,594.1
Less imputed interest	(1,394.0)
Total	$9,200.1
As of October 1, 2023, we have entered into operating leases that have not yet commenced of $1.4 billion, primarily related to real estate leases. These leases will commence between fiscal year 2024 and fiscal year 2027 with lease terms of 2 years to 20 years.
Note 11:    Deferred Revenue
During fiscal 2018, we licensed the rights to sell and market our products in authorized channels through the Global Coffee Alliance and received an up-front prepaid royalty from Nestlé. The up-front payment of approximately $7 billion was recorded as deferred revenue as we have continuing performance obligations to support the Global Coffee Alliance, including providing Nestlé access to certain intellectual properties and products for future resale. The up-front payment is being recognized as other revenue on a straight-line basis over the estimated economic life of the arrangement of 40 years for the ongoing access to the licenses within the contractual territories. Our obligations to maintain the Starbucks brand and other intellectual properties are generally constant throughout the term of the arrangement. Therefore, a ratable recognition pattern is reflective of how we will satisfy our performance obligations.
As of October 1, 2023, the current and long-term deferred revenue related to the Nestlé up-front payment was $177.0 million and $6.0 billion, respectively. As of October 2, 2022, the current and long-term deferred revenue related to the Nestlé up-front payment was $177.0 million and $6.2 billion, respectively. During the fiscal years ended October 1, 2023, October 2, 2022 and October 3, 2021, we recognized $176.5 million, $176.5 million and $176.6 million of prepaid royalty revenue, respectively, related to Nestlé.
Changes in our deferred revenue balance related to our stored value cards and loyalty program (in millions):

Fiscal Year Ended October 1, 2023	Total
Stored value cards and loyalty program at October 2, 2022	$1,503.0
Revenue deferred - card activations, card reloads and Stars earned	14,922.1
Revenue recognized - card and Stars redemptions and breakage	(14,853.0)
Other(1)	(4.6)
Stored value cards and loyalty program at October 1, 2023(2)	$1,567.5

Fiscal Year Ended October 2, 2022	Total
Stored value cards and loyalty program at October 3, 2021	$1,448.5
Revenue deferred - card activations, card reloads and Stars earned	13,464.7
Revenue recognized - card and Stars redemptions and breakage	(13,361.9)
Other(1)	(48.3)
Stored value cards and loyalty program at October 2, 2022(2)	$1,503.0
(1)“Other” primarily consists of changes in the stored value cards and loyalty program balances resulting from foreign currency translation.
(2)As of October 1, 2023, approximately $1.5 billion of this amount was current. As of October 2, 2022, approximately $1.4 billion of this amount was current.
Note 12:    Equity
In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, we have authorized 7.5 million shares of preferred stock, none of which was outstanding at October 1, 2023.

During the first quarter of fiscal 2022, we resumed our share repurchase program which was temporarily suspended in March 2020 upon the onset of the COVID-19 pandemic. During the fiscal year ended October 2, 2022, we repurchased 36.3 million shares of common stock for $4.0 billion on the open market. On March 15, 2022, we announced that our Board authorized the repurchase of up to an additional 40 million shares under our ongoing share repurchase program. On April 4, 2022, we announced a temporary suspension of our share repurchase program to allow us to augment investments in our stores and partners.
During the first quarter of fiscal 2023, we resumed our share repurchase program. During the fiscal year ended October 1, 2023, we repurchased 10.0 million shares of common stock for $1.0 billion on the open market. As of October 1, 2023, 42.6 million shares remained available for repurchase under current authorizations.
During the fourth quarter of fiscal 2023, our Board declared a quarterly cash dividend to shareholders of $0.57 per share to be paid on November 24, 2023 to shareholders of record as of the close of business on November 10, 2023.
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
Changes in AOCI by component for the fiscal years ended October 1, 2023, October 2, 2022 and October 3, 2021, net of tax, are as follows:

(in millions)	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
October 1, 2023
Net gains/(losses) in AOCI, beginning of period	$(15.5)	$199.0	$209.1	$(855.8)	$(463.2)
Net gains/(losses) recognized in OCI before reclassifications	2.5	(132.2)	54.7	(106.5)	(181.5)
Net (gains)/losses reclassified from AOCI to earnings	0.7	(114.3)	(20.5)	1.3	(132.8)
Other comprehensive income/(loss) attributable to Starbucks	3.2	(246.5)	34.2	(105.2)	(314.3)
Other comprehensive income/(loss) attributable to NCI	—	—	—	(0.7)	(0.7)
Net gains/(losses) in AOCI, end of period	$(12.3)	$(47.5)	$243.3	$(961.7)	$(778.2)

(in millions)	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
October 2, 2022
Net gains/(losses) in AOCI, beginning of period	$1.5	$158.3	$48.6	$(61.2)	$147.2
Net gains/(losses) recognized in OCI before reclassifications	(17.2)	206.7	171.1	(794.7)	(434.1)
Net (gains)/losses reclassified from AOCI to earnings	0.2	(166.0)	(10.6)	0.1	(176.3)
Other comprehensive income/(loss) attributable to Starbucks	(17.0)	40.7	160.5	(794.6)	(610.4)
Net gains/(losses) in AOCI, end of period	$(15.5)	$199.0	$209.1	$(855.8)	$(463.2)

(in millions)	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
October 3, 2021
Net gains/(losses) in AOCI, beginning of period	$5.7	$(82.1)	$11.5	$(299.7)	$(364.6)
Net gains/(losses) recognized in OCI before reclassifications	(2.7)	240.2	47.1	190.4	475.0
Net (gains)/losses reclassified from AOCI to earnings	(1.5)	0.2	(10.0)	48.1	36.8
Other comprehensive income/(loss) attributable to Starbucks	(4.2)	240.4	37.1	238.5	511.8
Net gains/(losses) in AOCI, end of period	$1.5	$158.3	$48.6	$(61.2)	$147.2
Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):

AOCI Components	Amounts Reclassified from AOCI			Affected Line Item in the Statements of Earnings
	Year Ended
	Oct 1, 2023	Oct 2, 2022	Oct 3, 2021
Gains/(losses) on available-for-sale securities	$(0.7)	$(0.4)	$1.8	Interest income and other, net
Gains/(losses) on cash flow hedges	133.5	196.6	1.9	Please refer to Note 3, Derivative Instruments for additional information.
Gains/(losses) on net investment hedges	27.4	14.3	13.4	Interest expense
Translation adjustment and other (1)
Korea	—	—	(58.9)	Net gain resulting from divestiture of certain operations
Other	(1.3)	—	—	Interest income and other, net
	158.9	210.5	(41.8)	Total before tax
	(26.1)	(34.2)	5.0	Tax (expense)/benefit
	$132.8	$176.3	$(36.8)	Net of tax
(1)     Release of cumulative translation adjustments and other activities to earnings upon sale, liquidation, or dissolution of foreign businesses.
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
As of October 1, 2023, there were 92.6 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 10.3 million shares available for issuance under our ESPP.
Stock-based compensation expense recognized in the consolidated financial statements (in millions):

Fiscal Year Ended	Oct 1, 2023	Oct 2, 2022	Oct 3, 2021
RSUs	$302.6	$271.8	$316.9
Options	0.1	(0.2)	2.2
Total stock-based compensation expense recognized in the consolidated statements of earnings	$302.7	$271.6	$319.1
Total related tax benefit	$50.9	$45.9	$51.6
Total capitalized stock-based compensation included in net property, plant and equipment on the consolidated balance sheets	$3.7	$3.9	$3.7
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
RSU transactions for the fiscal year ended October 1, 2023 (in millions, except per share and contractual life amounts):

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Nonvested, October 2, 2022	7.0	$98.88	1.0	$587
Granted	4.5	97.66
Vested	(3.1)	95.89
Forfeited/canceled	(1.1)	95.28
Nonvested, October 1, 2023	7.3	99.56	1.0	670
As of October 1, 2023, total unrecognized stock-based compensation expense related to nonvested RSUs, net of estimated forfeitures, was approximately $175 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.1 years. The total fair value of RSUs vested was $292 million, $298 million and $226 million during fiscal 2023, 2022 and 2021, respectively. For fiscal 2022 and 2021, the weighted average fair value per RSU granted was $107.71 and $96.05, respectively.
Stock Options
We may provide stock options as a form of employee compensation, which are primarily time-vested. Stock options have not been broadly used as part of our compensation strategy in recent years. The majority of time-vested options become exercisable in four equal installments beginning a year from the grant date and generally expire 10 years from the grant date. Options granted to non-employee directors generally vest immediately or one year from grant. All outstanding stock options are non-qualified stock options. No stock options were granted during the fiscal years ended October 1, 2023 and October 2, 2022.
The fair value of stock option awards was estimated at the grant date with the following weighted average assumptions for fiscal 2021:

Stock Options Granted During the Period
Fiscal Year Ended	2021
Expected term (in years)	8.1
Expected stock price volatility	26.3%
Risk-free interest rate	1.4%
Expected dividend yield	1.6%
Weighted average grant price	$110.46
Estimated fair value per option granted	$27.59
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

Stock option transactions for the fiscal year ended October 1, 2023 (in millions, except per share and contractual life amounts):

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, October 2, 2022	4.1	$55.86	3.6	$117
Granted	—	—
Exercised	(2.1)	56.55
Expired/forfeited	0.0	50.26
Outstanding, October 1, 2023	2.0	55.16	2.3	72
Exercisable, October 1, 2023	2.0	55.16	2.3	72
Vested, October 1, 2023	2.0	55.16	2.3	72
The aggregate intrinsic value in the table above, which is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, is before applicable income taxes and represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated.
As of October 1, 2023, all options outstanding were vested and exercisable. No options vested during fiscal 2023. The total fair value of options vested was $8 million and $14 million during fiscal 2022 and 2021, respectively. The total intrinsic value of options exercised was $98 million, $57 million and $219 million during fiscal 2023, 2022 and 2021, respectively.
ESPP
Our ESPP allows eligible employees to contribute up to 10% of their base earnings toward the quarterly purchase of our common stock, subject to an annual maximum dollar amount. The purchase price is 95% of the fair market value of the stock on the last business day of the quarterly offering period. The number of shares issued under our ESPP was 0.5 million in fiscal 2023.
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
Our matching contributions to all U.S. and non-U.S. plans were $178.1 million, $156.7 million and $145.1 million in fiscal 2023, 2022 and 2021, respectively.
Note 14:    Income Taxes
Components of earnings before income taxes (in millions):

Fiscal Year Ended	Oct 1, 2023	Oct 2, 2022	Oct 3, 2021
United States	$4,488.6	$3,484.9	$4,138.5
Foreign	913.3	747.0	1,218.4
Total earnings before income taxes	$5,401.9	$4,231.9	$5,356.9

Provision/(benefit) for income taxes (in millions):

Fiscal Year Ended	Oct 1, 2023	Oct 2, 2022	Oct 3, 2021
Current taxes:
U.S. federal	$678.2	$477.6	$681.8
U.S. state and local	235.9	164.0	190.0
Foreign	422.4	283.8	409.8
Total current taxes	1,336.5	925.4	1,281.6
Deferred taxes:
U.S. federal	117.0	92.6	10.4
U.S. state and local	(0.8)	10.5	(6.4)
Foreign	(175.5)	(80.0)	(129.0)
Total deferred taxes	(59.3)	23.1	(125.0)
Total income tax expense	$1,277.2	$948.5	$1,156.6
Reconciliation of the statutory U.S. federal income tax rate with our effective income tax rate:

Fiscal Year Ended	Oct 1, 2023	Oct 2, 2022	Oct 3, 2021
Statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	3.4	3.3	2.7
Foreign rate differential	0.4	0.3	0.5
Change in tax rates	0.0	0.0	(1.3)
Other, net	(1.2)	(2.2)	(1.3)
Effective tax rate	23.6%	22.4%	21.6%
As of October 1, 2023, in certain foreign subsidiaries in which we are partially indefinitely reinvested, the gross taxable temporary difference between the accounting basis and tax basis was approximately $2.5 billion for which there could be up to approximately $250 million of unrecognized tax liability.

Tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities (in millions):

	Oct 1, 2023	Oct 2, 2022
Deferred tax assets:
Operating lease liabilities	$2,395.3	$2,289.1
Stored value card liability and deferred revenue	1,638.1	1,662.6
Intangible assets and goodwill	313.4	313.6
Other	642.3	605.7
Total	4,989.1	4,871.0
Valuation allowance	(148.6)	(228.7)
Total deferred tax asset, net of valuation allowance	4,840.5	4,642.3
Deferred tax liabilities:
Operating lease, right-of-use assets	(2,291.8)	(2,194.3)
Property, plant and equipment	(525.4)	(482.2)
Other	(268.1)	(284.7)
Total	(3,085.3)	(2,961.2)
Net deferred tax asset (liability)	$1,755.2	$1,681.1
Reported as:
Deferred income tax assets	$1,769.8	$1,799.7
Deferred income tax liabilities (included in Other long-term liabilities)	(14.6)	(118.6)
Net deferred tax asset (liability)	$1,755.2	$1,681.1
The valuation allowances as of October 1, 2023 and October 2, 2022 were primarily related to net operating losses and other deferred tax assets of consolidated foreign subsidiaries.
As of October 1, 2023, we had federal net operating loss carryforwards of $70.8 million which have an indefinite carryforward period, federal tax credit carryforwards of $50.4 million which will begin to expire in fiscal 2030 and foreign net operating loss carryforwards of $434.8 million, of which $95.4 million have an indefinite carryforward period and the remainder will begin to expire in fiscal 2024.
Uncertain Tax Positions
As of October 1, 2023, we had $105.0 million of gross unrecognized tax benefits of which $72.8 million, if recognized, would affect our effective tax rate. We recognized an expense of $5.7 million, an expense of $2.3 million and a benefit of $4.6 million of interest and penalties in income tax expense, prior to the benefit of the federal tax deduction, for fiscal 2023, 2022 and 2021, respectively. As of October 1, 2023 and October 2, 2022, we had accrued interest and penalties of $15.1 million and $9.4 million, respectively, on our consolidated balance sheets.
The following table summarizes the activity related to our unrecognized tax benefits (in millions):

	Oct 1, 2023	Oct 2, 2022	Oct 3, 2021
Beginning balance	$89.7	$82.6	$123.7
Increase related to prior year tax positions	1.2	0.2	4.8
Decrease related to prior year tax positions	(0.4)	(0.7)	(11.9)
Increase related to current year tax positions	14.5	9.0	8.9
Decreases related to settlements with taxing authorities	—	—	(4.4)
Decrease related to lapsing of statute of limitations	—	(1.4)	(38.5)
Ending balance	$105.0	$89.7	$82.6
We are currently under examination, or may be subject to examination, by various U.S. federal, state, local and foreign tax jurisdictions for fiscal 2016 through 2022. We are no longer subject to U.S. federal examination for years prior to fiscal 2018, U.S. state and local examinations for years prior to fiscal 2016 or examination in any material foreign markets prior to fiscal 2018.

It is reasonably possible that up to approximately $54 million of the Company's gross unrecognized tax benefits may be recognized by the end of fiscal 2024 for reasons such as a lapse of the statute of limitations or resolution of examinations with tax authorities.
Note 15:    Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

Fiscal Year Ended	Oct 1, 2023	Oct 2, 2022	Oct 3, 2021
Net earnings attributable to Starbucks	$4,124.5	$3,281.6	$4,199.3
Weighted average common shares outstanding (for basic calculation)	1,146.8	1,153.3	1,177.6
Dilutive effect of outstanding common stock options and RSUs	4.5	5.2	7.9
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,151.3	1,158.5	1,185.5
EPS — basic	$3.60	$2.85	$3.57
EPS — diluted	$3.58	$2.83	$3.54
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes anti-dilutive stock options or unvested RSUs, which were immaterial in the periods presented.
Note 16:    Commitments and Contingencies
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
Channel Development revenues include packaged coffee, tea, foodservice products and ready-to-drink beverage sales to customers outside of our company-operated and licensed stores. Most of our Channel Development revenues are from product sales to and royalty revenues from Nestlé through the Global Coffee Alliance.
Consolidated revenue mix by product type (in millions):

Fiscal Year Ended	Oct 1, 2023		Oct 2, 2022		Oct 3, 2021
Beverage(1)	$21,684.8	60%	$19,555.3	61%	$18,317.0	63%
Food(2)	6,585.1	18%	5,804.2	18%	5,053.4	17%
Other(3)	7,705.7	22%	6,890.8	21%	5,690.2	20%
Total	$35,975.6	100%	$32,250.3	100%	$29,060.6	100%
(1)     Beverage represents sales within our company-operated stores.
(2)     Food includes sales within our company-operated stores.
(3)     “Other” primarily consists of packaged and single-serve coffees and teas, royalty and licensing revenues, beverage-related ingredients and serveware, among other items.

Information by geographic area (in millions):

Fiscal Year Ended	Oct 1, 2023	Oct 2, 2022	Oct 3, 2021
Net revenues:
United States	$26,398.3	$23,365.6	$20,377.8
China	3,081.5	3,008.3	3,674.8
Other countries	6,495.8	5,876.4	5,008.0
Total	$35,975.6	$32,250.3	$29,060.6

		Oct 1, 2023	Oct 2, 2022
Long-lived assets:
United States		$14,011.4	$13,176.2
China		4,244.9	4,174.0
Other countries		3,885.8	3,609.5
Total		$22,142.1	$20,959.7
No customer accounts for 10% or more of our revenues. Revenues are shown based on the geographic location of our customers. Revenues from countries other than the U.S. and China consist primarily of revenues from Japan, Canada and the U.K., which together account for approximately 71% of net revenues from other countries for fiscal 2023.
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

The financial information below is presented for our reportable operating segments and Corporate and Other for the fiscal years ended October 1, 2023, October 2, 2022 and October 3, 2021 and as of October 1, 2023 and October 2, 2022.

(in millions)	North America	International	Channel Development	Corporate and Other	Total
Fiscal 2023
Total net revenues	$26,569.6	$7,487.6	$1,893.8	$24.6	$35,975.6
Depreciation and amortization expenses	910.1	335.1	0.1	117.3	1,362.6
Income from equity investees	—	2.7	295.7	—	298.4
Operating income/(loss)	$5,495.7	$1,230.9	$967.6	$(1,823.4)	$5,870.8

Fiscal 2022
Total net revenues	$23,370.8	$6,940.1	$1,843.6	$95.8	$32,250.3
Depreciation and amortization expenses	808.4	513.0	0.1	126.4	1,447.9
Income from equity investees	—	2.3	231.8	—	234.1
Operating income/(loss)	$4,486.5	$833.2	$817.3	$(1,519.2)	$4,617.8

Fiscal 2021
Total net revenues	$20,447.9	$6,921.6	$1,593.6	$97.5	$29,060.6
Depreciation and amortization expenses	753.9	544.7	1.2	141.9	1,441.7
Income from equity investees	—	135.3	250.0	—	385.3
Operating income/(loss)	$4,259.3	$1,245.7	$789.1	$(1,422.0)	$4,872.1

(in millions)	North America	International	Channel Development	Corporate and Other	Total
Total assets at October 1, 2023	$10,869.1	$8,045.3	$188.8	$10,342.3	$29,445.5
Total assets at October 2, 2022	10,029.9	8,602.8	130.5	9,215.2	27,978.4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Starbucks Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Starbucks Corporation and subsidiaries (the “Company”) as of October 1, 2023 and October 2, 2022, the related consolidated statements of earnings, comprehensive income, equity, and cash flows, for each of the three years in the period ended October 1, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 1, 2023 and October 2, 2022, and the results of its operations and its cash flows for each of the three years in the period ended October 1, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 1, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 17, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Under the provisions of ASC 740, Income Taxes, (“ASC 740”), there is a presumption that investments in foreign subsidiaries will be recovered upon sale or through a partial or complete distribution of earnings to the parent entity, and therefore subject the parent entity to additional taxes. If sufficient evidence shows the foreign subsidiary has invested or will invest the undistributed earnings indefinitely, the ASC 740 presumption may be overcome, and no additional taxes shall be accrued. The Company has investments in the profitable operations of certain foreign subsidiaries that may be subject to additional foreign withholding taxes and/or U.S. federal and state income taxes upon sale or a partial or complete distribution of earnings, incremental to local income taxes already paid. As of October 1, 2023, the Company is partially indefinitely reinvested in certain foreign subsidiaries. The Company has recorded an immaterial deferred tax liability related to the taxable temporary difference for which it is not indefinitely reinvested. For the remaining $2.5 billion of taxable temporary difference, there could be up to approximately $250 million of unrecognized tax liability.
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
November 17, 2023
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
During the fourth quarter of fiscal 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (October 1, 2023).
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of October 1, 2023.
Our internal control over financial reporting as of October 1, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Starbucks Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Starbucks Corporation and subsidiaries (the “Company”) as of October 1, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 1, 2023, of the Company and our report dated November 17, 2023, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Seattle, Washington
November 17, 2023

Item 9B.Other Information
Insider Adoption or Termination of Trading Arrangements:
During the fiscal quarter ended October 1, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration (3)	Other Material Terms	Date Terminated
Sara Kelly, executive vice president, chief partner officer	August 5, 2023	Rule 10b5-1 Trading Arrangement	Up to 3,500 shares to be Sold (2)	6/7/2024 (4)	N/A	N/A
(1) Except as indicated by footnote, each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the “Rule”).
(2) Ms. Kelly’s trading plan provides for the sale of up to 500 shares on a monthly basis beginning in November 2023 with 250 shares subject to a limit price of $110.
(3) Except as indicated by footnote, each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all purchases or sales or the expiration of all of the orders relating to such trades, or (b) the date listed in the table. The trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule.
(4)    The arrangement also provides for automatic expiration in the event of Ms. Kelly’s death, bankruptcy or insolvency.
Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is set forth in Item 1 of Part I of this Report under the caption “Information about our Executive Officers.”
We adopted a code of ethics that applies to our chief executive officer, chief financial officer, chief accounting officer, controller and other finance leaders, which is a “code of ethics” as defined by applicable rules of the SEC. This code is publicly available on our website at www.starbucks.com/about-us/company-information/corporate-governance. If we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code to our chief executive officer, chief financial officer, chief accounting officer or controller, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website at www.starbucks.com/about-us/company-information/corporate-governance or in a report on Form 8-K filed electronically with the SEC at www.sec.gov.
The remaining information required by this item is incorporated herein by reference to the sections entitled “Proposal 1 - Election of Directors,” “Beneficial Ownership of Common Stock,” “Corporate Governance” and “Corporate Governance - Audit and Compliance Committee” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 13, 2024 (the “Proxy Statement”).
We will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement in a section entitled “Delinquent Section 16(a) Reports”, and such disclosure, if any, is incorporated herein by reference.

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

Item 15.Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this 10-K:
1.    Financial Statements
The following financial statements are included in Part II, Item 8 of this 10-K:
•Consolidated Statements of Earnings for the fiscal years ended October 1, 2023, October 2, 2022 and October 3, 2021;
•Consolidated Statements of Comprehensive Income for the fiscal years ended October 1, 2023, October 2, 2022 and October 3, 2021;
•Consolidated Balance Sheets as of October 1, 2023 and October 2, 2022;
•Consolidated Statements of Cash Flows for the fiscal years ended October 1, 2023, October 2, 2022 and October 3, 2021;
•Consolidated Statements of Equity for the fiscal years ended October 1, 2023, October 2, 2022 and October 3, 2021;
•Notes to Consolidated Financial Statements; and
•Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
2.    Financial Statement Schedules
Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

3.    Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
2.1	Transaction Agreement, dated as of May 6, 2018, by and between Starbucks Corporation and Nestlé S.A.	8-K	0-20322	5/7/2018	2.1
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	0-20322	4/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through March 17, 2021)	8-K	0-20322	3/19/2021	3.1
4.1	Indenture, dated as of September 15, 2016, by and between Starbucks Corporation and U.S. Bank Trust Company, National Association, as trustee (as successor in interest to U.S. Bank National Association)	S-3ASR	333-213645	9/15/2016	4.1
4.2	First Supplemental Indenture, dated March 17, 2017, by and between Starbucks Corporation and U.S. Bank National Association, as trustee, transfer agent and registrar, and Elavon Financial Services, DAC, UK Branch, as paying agent (0.372% Senior Notes due 2024)	8-K	0-20322	3/20/2017	4.2
4.3	Form of 0.372% Senior Note due March 15, 2024	8-K	0-20322	3/20/2017	4.3
4.4	Second Supplemental Indenture, dated as of November 22, 2017, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (2.200% Senior Notes due 2020 and 3.750% Senior Notes due 2047)	8-K	0-20322	11/22/2017	4.2
4.5	Form of 3.750% Senior Notes due December 1, 2047 (included in Exhibit 4.2)	8-K	0-20322	11/22/2017	4.4
4.6	Third Supplemental Indenture, dated as of February 28, 2018, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (3.100% Senior Notes due 2023 and 3.500% Senior Notes due 2028)	8-K	0-20322	2/28/2018	4.2
4.7	Form of 3.500% Senior Notes due March 1, 2028	8-K	0-20322	2/28/2018	4.4
4.8	Fourth Supplemental Indenture, dated as of August 10, 2018, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (3.800% Senior Notes due 2025, 4.000% Senior Notes due 2028 and 4.500% Senior Notes due 2048)	8-K	0-20322	8/10/2018	4.2
4.9	Form of 3.800% Senior Notes due August 15, 2025	8-K	0-20322	8/10/2018	4.3
4.10	Form of 4.000% Senior Notes due November 15, 2028	8-K	0-20322	8/10/2018	4.4

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.11	Form of 4.500% Senior Notes due November 15, 2048	8-K	0-20322	8/10/2018	4.2
4.12	Fifth Supplemental Indenture, dated as of May 13, 2019, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (3.550% Senior Notes due 2029 and 4.450% Senior Notes due 2049)	8-K	0-20322	5/13/2019	4.2
4.13	Form of 3.550% Senior Notes due August 15, 2029 (included in Exhibit 4.2)	8-K	0-20322	5/13/2019	4.3
4.14	Form of 4.450% Senior Notes due August 15, 2049 (included in Exhibit 4.2)	8-K	0-20322	5/13/2019	4.4
4.15	Sixth Supplemental Indenture, dated as of March 12, 2020, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (2.000% Senior Notes due 2027, 2.250% Senior Notes due 2030 and 3.350% Senior Notes due 2050)	8-K	0-20322	3/12/2020	4.2
4.16	Form of 2.000% Senior Notes due March 12, 2027 (included in Exhibit 4.2)	8-K	0-20322	3/12/2020	4.3
4.17	Form of 2.250% Senior Notes due March 12, 2030 (included in Exhibit 4.2)	8-K	0-20322	3/12/2020	4.4
4.18	Form of 3.350% Senior Notes due March 12, 2050 (included in Exhibit 4.2)	8-K	0-20322	3/12/2020	4.5
4.19	Seventh Supplemental Indenture, dated as of May 7, 2020, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (1.300% Senior Notes due 2022, 2.550% Senior Notes due 2030 and 3.500% Senior Notes due 2050)	8-K	0-20322	5/7/2020	4.2
4.20	Form of 2.550% Senior Notes due November 15, 2030 (included in Exhibit 4.2)	8-K	0-20322	5/7/2020	4.4
4.21	Form of 3.500% Senior Notes due November 15, 2050 (included in Exhibit 4.2)	8-K	0-20322	5/7/2020	4.5
4.22	Eighth Supplemental Indenture, dated as of February 14, 2022, by and between Starbucks Corporation and U.S. Bank Trust Company, National Association, as trustee and as successor in interest to U.S. Bank National Association (Floating Rate Senior Notes due 2024 and 3.000% Senior Notes due 2032)	8-K	0-20322	2/14/2022	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.23	Form of Floating Rate Senior Notes due 2024 (included as Exhibit A to Exhibit 4.24)	8-K	0-20322	2/14/2022	4.3
4.24	Form of 3.000% Senior Notes due 2032 (included as Exhibit B to Exhibit 4.24)	8-K	0-20322	2/14/2022	4.4
4.25	Indenture, dated as of August 23, 2007, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee	S-3ASR	333-190955	9/3/2013	4.1
4.26	Fourth Supplemental Indenture, dated as of June 10, 2015, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (2.700% Senior Notes due June 15, 2022 and 4.300% Senior Notes due June 15, 2045)	8-K	0-20322	6/10/2015	4.2
4.27	Form of 4.300% Senior Notes due June 15, 2045	8-K	0-20322	6/10/2015	4.4
4.28	Sixth Supplemental Indenture, dated as of May 16, 2016, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (2.450% Senior Notes due June 15, 2026)	8-K	0-20322	5/16/2016	4.4
4.29	Form of 2.450% Senior Notes due June 15, 2026	8-K	0-20322	5/16/2016	4.5
4.30	Description of Securities	10-K	0-20322	11/15/2019	4.29
4.31	Ninth Supplemental Indenture, dated as of February 16, 2023, by and between Starbucks Corporation and U.S. Bank Trust Company, National Association, as trustee and as successor in interest to U.S. Bank National Association (4.750% Senior Notes due 2026 and 4.800% Senior Notes due 2033)	8-K	0-20322	2/16/2023	4.2
4.32	Form of 4.750% Senior Notes due 2026 (included as Exhibit A to Exhibit 4.31)	8-K	0-20322	2/16/2023	4.3
4.33	Form of 4.800% Senior Notes due 2033 (included as Exhibit B to Exhibit 4.31)	8-K	0-20322	2/16/2023	4.4
10.1*	Starbucks Corporation Employee Stock Purchase Plan — 1995 as amended and restated on April 9, 2015 to reflect adjustments for the 2-for-1 forward stock split effective on such date	10-Q	0-20322	8/1/2017	10.1
10.2*	Starbucks Corporation Executive Management Bonus Plan, as amended and restated on January 12, 2022	8-K	0-20322	1/14/2022	10.1
10.3*	Starbucks Corporation Management Deferred Compensation Plan, as amended and restated effective January 1, 2011	10-Q	0-20322	2/4/2011	10.2
10.4*	Fifth Amendment to Starbucks Corporation Management Deferred Compensation Plan	10-Q	0-20322	7/28/2020	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.5*	Starbucks Corporation Deferred Compensation Plan for Non-Employee Directors, effective October 3, 2011, as amended and restated effective September 11, 2018	10-K	0-20322	11/16/2018	10.5
10.6*	Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective March 16, 2022	10-Q	0-20322	5/3/2022	10.1
10.7*	2005 Key Employee Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective November 15, 2005	10-Q	0-20322	2/10/2006	10.2
10.8*	2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective September 11, 2018	10-K	0-20322	11/16/2018	10.9
10.9*	Form of Global Stock Option Grant Agreement for Purchase of Stock under the Key Employee Sub-Plan to the 2005 Long Term Equity Incentive Plan	10-K	0-20322	11/18/2016	10.14
10.10*	Form of Stock Option Grant Agreement for Purchase of Stock under the 2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	10-Q	0-20322	4/26/2016	10.2
10.11	Credit Agreement, dated September 16, 2021, among Starbucks Corporation, Bank of America, N.A., in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, N.A., Citibank, N.A. and U.S. Bank National Association, as L/C Issuers, and the other Lenders from time to time a party thereto	8-K	0-20322	9/17/2021	10.1
10.12	Form of Commercial Paper Dealer Agreement between Starbucks Corporation, as Issuer, and the Dealer	8-K	0-20322	7/29/2016	10.1
10.13*	Form of Time Vested Global Restricted Stock Unit Grant Agreement under the Key Employee Sub-Plan to the 2005 Long-Term Equity Incentive Plan	10-K	0-20322	11/18/2016	10.21
10.14*	Form of Global Key Employee Restricted Stock Unit Grant Agreement (Effective November 2019)	10-K	0-20322	11/15/2019	10.22
10.15*	Form of Global Key Employee Restricted Stock Unit Grant Agreement - No Retirement Vesting (Effective November 2020)	10-K	0-20322	11/12/2020	10.23

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.16*	Form of Global Key Employee Restricted Stock Unit Grant Agreement - Retirement Vesting (Effective November 2020)	10-K	0-20322	11/12/2020	10.24
10.17*	Form of Global Key Employee Stock Option Grant Agreement for Purchase of Stock under the 2005 Long-Term Equity Incentive Plan	10-K	0-20322	11/17/2017	10.25
10.18*	Form of Global Key Employee Restricted Stock Unit Grant Agreement (Performance-Based - Retirement Vesting) (Effective November 2020)	10-K	0-20322	11/12/2020	10.29
10.19*	Offer Letter dated September 1, 2022 between Starbucks Corporation and Laxman Narasimhan	8-K	0-20322	9/1/2022	10.1
10.20*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Promotion - Time-Based -No Retirement Vesting) (Effective August 2022)	10-K	0-20322	11/18/2022	10.23
10.21*	Starbucks Corporation Key Employee Restricted Stock Unit Grant Agreement (New Hire - Time-Based - No Retirement Vesting) (Effective August 2022)	10-K	0-20322	11/18/2022	10.24
10.22*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Annual - Time-Based - Retirement Vesting) (Effective August 2022)	10-K	0-20322	11/18/2022	10.25
10.23*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Annual - Performance Based - Retirement Vesting) (Effective August 2022)	10-K	0-20322	11/18/2022	10.26
10.24*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Executive Advisor - Time-Based) (Effective August 2022)	10-K	0-20322	11/18/2022	10.27
10.25*	Retirement Agreement, dated June 1, 2018, by and between Starbucks Corporation and Howard Schultz	8-K	0-20322	6/5/2018	10.1
10.26*	Amendment Agreement, dated September 12, 2023, by and between Starbucks Corporation and Howard Schultz	—	—	—	—	X
10.27*	Starbucks Corporation Executive Severance and Change in Control Plan effective August 31, 2022 and amended on March 22, 2023	8-K	0-20322	3/28/2023	10.1
10.28	Amendment No. 1 to Credit Agreement dated April 17, 2023, among Starbucks Corporation and Bank of America, N.A. in its capacity as administrative agent for the Lenders and each of the Lenders party thereto	8-K	0-20322	4/21/2023	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.29*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Performance-Based) (Effective November 2023)	—	—	—	—	X
10.30*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Time-Based) (Effective November 2023)	—	—	—	—	X
10.31*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Promotion and New Hire) (Effective November 2023)	—	—	—	—	X
21	Subsidiaries of Starbucks Corporation	—	—	—	—	X
23	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—
97	Starbucks Corporation Recovery of Incentive Compensation Policy	—	—	—	—	X
101	The following financial statements from the Company’s 10-K for the fiscal year ended October 1, 2023, formatted in iXBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements	—	—	—	—	X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*    Denotes a management contract or compensatory plan or arrangement.
**    Furnished herewith.

Item 16.Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARBUCKS CORPORATION

By:	/s/ Laxman Narasimhan
Laxman Narasimhan chief executive officer

November 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of November 17, 2023.

	Signature	Title

By:	/s/ Laxman Narasimhan	chief executive officer, director (principal executive officer)
Laxman Narasimhan

By:	/s/ Rachel Ruggeri	executive vice president, chief financial officer (principal financial officer and principal accounting officer)
Rachel Ruggeri

By:	/s/ Richard E. Allison, Jr.	director
Richard E. Allison, Jr.

By:	/s/ Andrew Campion	director
Andrew Campion

By:	/s/ Beth Ford	director
Beth Ford

By:	/s/ Mellody Hobson	director
Mellody Hobson

By:	/s/ Jørgen Vig Knudstorp	director
Jørgen Vig Knudstorp

By:	/s/ Satya Nadella	director
Satya Nadella

By:	/s/ Wei Zhang	director
Wei Zhang