Form 10-Q
period 2023-12-31
STARBUCKS CORP
filed 2024-01-30
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2023
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
(Address of principal executive offices, zip code)
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

Shares Outstanding as of January 24, 2024
1,132.2 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended December 31, 2023

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Quarter Ended
	Dec 31, 2023	Jan 1, 2023
Net revenues:
Company-operated stores	$7,755.2	$7,083.5
Licensed stores	1,192.1	1,119.5
Other	478.0	510.9
Total net revenues	9,425.3	8,713.9
Product and distribution costs	2,980.6	2,810.2
Store operating expenses	3,851.5	3,665.3
Other operating expenses	150.4	129.3
Depreciation and amortization expenses	365.3	327.1
General and administrative expenses	648.0	580.9
Restructuring and impairments	—	5.8
Total operating expenses	7,995.8	7,518.6
Income from equity investees	55.9	57.8
Operating income	1,485.4	1,253.1
Interest income and other, net	33.8	11.6
Interest expense	(140.1)	(129.7)
Earnings before income taxes	1,379.1	1,135.0
Income tax expense	354.7	279.8
Net earnings including noncontrolling interests	1,024.4	855.2
Net earnings attributable to noncontrolling interests	0.0	0.0
Net earnings attributable to Starbucks	$1,024.4	$855.2
Earnings per share - basic	$0.90	$0.74
Earnings per share - diluted	$0.90	$0.74
Weighted average shares outstanding:
Basic	1,136.6	1,148.5
Diluted	1,140.6	1,152.9

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended
	Dec 31, 2023	Jan 1, 2023
Net earnings including noncontrolling interests	$1,024.4	$855.2
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale debt securities	5.6	2.0
Tax (expense)/benefit	(1.4)	(0.5)
Unrealized gains/(losses) on cash flow hedging instruments	35.4	(180.7)
Tax (expense)/benefit	(1.8)	29.5
Unrealized gains/(losses) on net investment hedging instruments	(25.2)	(64.6)
Tax (expense)/benefit	6.3	16.3
Translation adjustment and other	183.1	208.9
Tax (expense)/benefit	(4.7)	—
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale debt securities, hedging instruments, and translation adjustment	24.9	(98.4)
Tax expense/(benefit)	(1.8)	11.8
Other comprehensive income/(loss)	220.4	(75.7)
Comprehensive income including noncontrolling interests	1,244.8	779.5
Comprehensive income attributable to noncontrolling interests	0.2	—
Comprehensive income attributable to Starbucks	$1,244.6	$779.5

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	Dec 31, 2023	Oct 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$3,000.4	$3,551.5
Short-term investments	383.0	401.5
Accounts receivable, net	1,165.1	1,184.1
Inventories	1,646.3	1,806.4
Prepaid expenses and other current assets	374.7	359.9
Total current assets	6,569.5	7,303.4
Long-term investments	239.8	247.4
Equity investments	401.0	439.9
Property, plant and equipment, net	7,611.7	7,387.1
Operating lease, right-of-use asset	8,638.6	8,412.6
Deferred income taxes, net	1,769.4	1,769.8
Other long-term assets	531.1	546.5
Other intangible assets	115.8	120.5
Goodwill	3,302.8	3,218.3
TOTAL ASSETS	$29,179.7	$29,445.5
LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$1,460.7	$1,544.3
Accrued liabilities	2,326.9	2,145.1
Accrued payroll and benefits	648.5	828.3
Current portion of operating lease liability	1,309.4	1,275.3
Stored value card liability and current portion of deferred revenue	2,199.8	1,700.2
Short-term debt	349.5	33.5
Current portion of long-term debt	1,100.8	1,818.6
Total current liabilities	9,395.6	9,345.3
Long-term debt	13,564.8	13,547.6
Operating lease liability	8,139.0	7,924.8
Deferred revenue	6,129.0	6,101.8
Other long-term liabilities	560.2	513.8
Total liabilities	37,788.6	37,433.3
Shareholders’ deficit:
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,132.2 and 1,142.6 shares, respectively	1.1	1.1
Additional paid-in capital	38.2	38.1
Retained deficit	(8,097.5)	(7,255.8)
Accumulated other comprehensive income/(loss)	(557.8)	(778.2)
Total shareholders’ deficit	(8,616.0)	(7,994.8)
Noncontrolling interests	7.1	7.0
Total deficit	(8,608.9)	(7,987.8)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)	$29,179.7	$29,445.5

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Quarter Ended
	Dec 31, 2023	Jan 1, 2023
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$1,024.4	$855.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	384.4	342.5
Deferred income taxes, net	26.1	15.8
Income earned from equity method investees	(59.0)	(56.9)
Distributions received from equity method investees	105.2	45.7
Stock-based compensation	94.8	85.2
Non-cash lease costs	278.0	263.7
Loss on retirement and impairment of assets	28.3	21.1
Other	17.8	6.7
Cash provided by/(used in) changes in operating assets and liabilities:
Accounts receivable	42.3	42.0
Inventories	174.3	108.5
Income taxes payable	189.6	147.6
Accounts payable	(95.8)	(117.3)
Deferred revenue	508.5	461.0
Operating lease liability	(290.5)	(281.4)
Other operating assets and liabilities	(44.5)	(346.2)
Net cash provided by operating activities	2,383.9	1,593.2
INVESTING ACTIVITIES:
Purchases of investments	(217.1)	(10.5)
Sales of investments	—	0.8
Maturities and calls of investments	253.5	253.3
Additions to property, plant and equipment	(595.9)	(516.8)
Other	(9.3)	(6.1)
Net cash used in investing activities	(568.8)	(279.3)
FINANCING ACTIVITIES:
Net (payments)/proceeds from issuance of commercial paper	300.0	(175.0)
Net proceeds from issuance of short-term debt	49.1	—
Repayments of short-term debt	(33.8)	—
Repayments of long-term debt	(750.0)	—
Proceeds from issuance of common stock	32.3	45.9
Cash dividends paid	(648.1)	(608.3)
Repurchase of common stock	(1,266.7)	(191.4)
Minimum tax withholdings on share-based awards	(92.1)	(79.0)
Net cash used in financing activities	(2,409.3)	(1,007.8)
Effect of exchange rate changes on cash and cash equivalents	43.1	62.0
Net increase/(decrease) in cash and cash equivalents	(551.1)	368.1
CASH AND CASH EQUIVALENTS:
Beginning of period	3,551.5	2,818.4
End of period	$3,000.4	$3,186.5
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$120.1	$116.7
Income taxes	$143.0	$106.2
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
For the Quarter Ended December 31, 2023 and January 1, 2023
(in millions, except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, October 1, 2023	1,142.6	$1.1	$38.1	$(7,255.8)	$(778.2)	$(7,994.8)	$7.0	$(7,987.8)
Net earnings	—	—	—	1,024.4	—	1,024.4	—	1,024.4
Other comprehensive income	—	—	—	—	220.2	220.2	0.2	220.4
Stock-based compensation expense	—	—	96.1	—	—	96.1	—	96.1
Exercise of stock options/vesting of RSUs	2.3	—	(75.8)	—	—	(75.8)	—	(75.8)
Sale of common stock	0.1	—	16.2	—	—	16.2	—	16.2
Repurchase of common stock	(12.8)	—	(36.4)	(1,224.0)	—	(1,260.4)	—	(1,260.4)
Cash dividends declared, $0.57 per share	—	—	—	(642.1)	—	(642.1)	—	(642.1)
Other	—	—	—	—	0.2	0.2	(0.1)	0.1
Balance, December 31, 2023	1,132.2	$1.1	$38.2	$(8,097.5)	$(557.8)	$(8,616.0)	$7.1	$(8,608.9)

Balance, October 2, 2022	1,147.9	$1.1	$205.3	$(8,449.8)	$(463.2)	$(8,706.6)	$7.9	$(8,698.7)
Net earnings	—	—	—	855.2	—	855.2	—	855.2
Other comprehensive loss	—	—	—	—	(75.7)	(75.7)	—	(75.7)
Stock-based compensation expense	—	—	86.4	—	—	86.4	—	86.4
Exercise of stock options/vesting of RSUs	2.4	—	(44.7)	—	—	(44.7)	—	(44.7)
Sale of common stock	0.1	—	11.6	—	—	11.6	—	11.6
Repurchase of common stock	(1.9)	—	(191.4)	—	—	(191.4)	—	(191.4)
Cash dividends declared, $0.53 per share	—	—	—	(608.6)	—	(608.6)	—	(608.6)
Balance, January 1, 2023	1,148.5	$1.1	$67.2	$(8,203.2)	$(538.9)	$(8,673.8)	$7.9	$(8,665.9)
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1: Summary of Significant Accounting Policies and Estimates
Financial Statement Preparation
The unaudited consolidated financial statements as of December 31, 2023, and for the quarters ended December 31, 2023 and January 1, 2023, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarters ended December 31, 2023 and January 1, 2023 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”), Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us,” or “our.”
Segment information is prepared on the same basis that our management reviews financial information for operational decision-making purposes.
The financial information as of October 1, 2023 is derived from our audited consolidated financial statements and notes for the fiscal year ended October 1, 2023 (“fiscal 2023”) included in Item 8 in the fiscal 2023 Annual Report on Form 10-K (“10-K”). The information included in this 10-Q should be read in conjunction with the footnotes and management’s discussion and analysis of the consolidated financial statements in the 10-K.
The results of operations for the quarter ended December 31, 2023 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 29, 2024 (“fiscal 2024”).
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance expanding segment disclosure requirements. The amendments require enhanced disclosure for certain segment items and required disclosure on how management uses reported measures to assess segment performance. The amendments do not change how segments are determined, aggregated, or how thresholds are applied to determine reportable segments. We expect to adopt the guidance for the fiscal year ending September 28, 2025. We are currently evaluating the expanded disclosure requirements and do not expect the adoption of the amendments to have a material impact on our consolidated financial statements.

In December 2023, the FASB issued guidance expanding disclosure requirements related to income taxes. The amendments require enhanced jurisdictional disclosures for the income tax rate reconciliation and related to cash income taxes paid. Additionally, specific disclosures related to unrecognized tax benefits and indefinite reinvestment assertions were removed. The amendments are effective for our fiscal year ending September 27, 2026. While we are still evaluating the specific impacts and timing of adoption, we anticipate this guidance will have a significant impact on our annual income tax disclosures.

Note 2: Derivative Financial Instruments
Interest Rates
From time to time, we enter into designated cash flow hedges to manage the variability in cash flows due to changes in benchmark interest rates. We enter into interest rate swap agreements, including forward-starting interest rate swaps and treasury locks, settled in cash based upon the difference between an agreed-upon benchmark rate and the prevailing benchmark rate at settlement. These agreements are generally settled around the time of the pricing of the related debt. Each derivative agreement’s gain or loss is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified to interest expense over the life of the related debt.
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
Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge. Cash flows from hedging transactions are classified in the same categories as the cash flows from the respective hedged items. For de-designated cash flow hedges in which the underlying transactions are no longer probable of occurring, the related accumulated derivative gains or losses are recognized in interest income and other, net on our consolidated statements of earnings. These derivatives may be accounted for prospectively as non-designated derivatives until maturity, re-designated to new hedging relationships, or terminated early. We continue to believe transactions related to our other designated cash flow hedges are probable to occur.
To mitigate the price uncertainty of a portion of our future purchases, including diesel fuel and other commodities, we enter into swap contracts, futures, and collars that are not designated as hedging instruments. The resulting gains and losses are recorded in interest income and other, net to help offset price fluctuations on our beverage, food, packaging, and transportation costs, which are included in product and distribution costs on our consolidated statements of earnings.

Gains and losses on derivative contracts and foreign currency-denominated debt designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract/Debt Remaining Maturity (Months)
	Dec 31, 2023	Oct 1, 2023
Cash Flow Hedges:
Coffee	$11.9	$(78.1)	$3.2	7
Cross-currency swaps	(0.1)	(0.6)	—	11
Dairy	(2.0)	(1.8)	(2.0)	8
Foreign currency - other	11.7	39.6	10.1	33
Interest rates	(5.8)	(6.6)	(3.0)	0
Net Investment Hedges:
Cross-currency swaps	85.5	87.1	—	111
Foreign currency	16.0	16.0	—	0
Foreign currency debt	116.2	140.2	—	3
Pre-tax gains and losses on derivative contracts and foreign currency-denominated long-term debt designated as hedging instruments recognized in other comprehensive income (“OCI”) and reclassifications from AOCI to earnings (in millions):

	Quarter Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Location of gain/(loss)
	Dec 31, 2023	Jan 1, 2023	Dec 31, 2023	Jan 1, 2023
Cash Flow Hedges:
Coffee	$64.3	$(119.4)	$(40.4)	$96.7	Product and distribution costs
Cross-currency swaps	(1.6)	(11.7)	0.6	(2.7)	Interest expense
			(2.7)	(9.1)	Interest income and other, net
Dairy	(1.9)	(3.6)	(1.6)	(1.5)	Product and distribution costs
Foreign currency - other	(25.4)	(46.0)	8.8	8.0	Licensed stores revenue
			2.8	2.2	Product and distribution costs
			—	0.2	Interest income and other, net
Interest rates	—	—	(1.0)	(0.5)	Interest expense
Net Investment Hedges:
Cross-currency swaps (1)	6.6	(14.0)	8.9	5.3	Interest expense
Foreign currency debt	(31.8)	(50.6)	—	—
(1) Gains and losses recognized in earnings relate to components excluded from the assessment of effectiveness.
Pre-tax gains and losses on non-designated derivatives and designated fair value hedging instruments and the related fair value hedged item recognized in earnings (in millions):

		Gains/(Losses) Recognized in Earnings
	Location of gain/(loss) recognized in earnings	Quarter Ended
		Dec 31, 2023	Jan 1, 2023
Non-Designated Derivatives:
Foreign currency - other	Interest income and other, net	$(2.4)	$(11.6)
Coffee	Interest income and other, net	—	(5.5)
Diesel fuel and other commodities	Interest income and other, net	(0.7)	(0.2)
Fair Value Hedges:
Interest rate swaps	Interest expense	11.1	(1.6)
Long-term debt (hedged item)	Interest expense	(14.3)	(3.3)

Notional amounts of outstanding derivative contracts (in millions):

	Dec 31, 2023	Oct 1, 2023
Coffee	$212	$266
Cross-currency swaps	1,234	1,076
Dairy	47	71
Diesel fuel and other commodities	9	7
Foreign currency - other	1,149	1,164
Interest rate swaps	350	1,100
Fair value of outstanding derivative contracts (in millions) including the location of the asset and/or liability on the consolidated balance sheets:

		Derivative Assets
	Balance Sheet Location	Dec 31, 2023	Oct 1, 2023
Designated Derivative Instruments:
Cross-currency swaps	Prepaid expenses and other current assets	$13.7	$—
	Other long-term assets	108.5	130.1
Dairy	Prepaid expenses and other current assets	0.1	0.4
Foreign currency - other	Prepaid expenses and other current assets	18.0	32.0
	Other long-term assets	10.7	22.9
Interest rate swaps	Prepaid expenses and other current assets	—	0.4
Non-designated Derivative Instruments:
Diesel fuel and other commodities	Prepaid expenses and other current assets	—	0.7
Foreign currency	Prepaid expenses and other current assets	5.4	7.5
		Derivative Liabilities
	Balance Sheet Location	Dec 31, 2023	Oct 1, 2023
Designated Derivative Instruments:
Cross-currency swaps	Other long-term liabilities	$0.8	$—
Dairy	Accrued liabilities	0.9	1.1
Foreign currency - other	Accrued liabilities	7.3	2.0
	Other long-term liabilities	7.2	—
Interest rate swaps	Other long-term liabilities	30.4	41.4
Non-designated Derivative Instruments:
Dairy	Accrued liabilities	0.3	—
Diesel fuel and other commodities	Accrued liabilities	0.4	—
Foreign currency	Accrued liabilities	1.6	0.5
	Other long-term liabilities	—	1.8
The following amounts were recorded on the consolidated balance sheets related to fixed-to-floating interest rate swaps designated in fair value hedging relationships (in millions):

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount
	Dec 31, 2023	Oct 1, 2023	Dec 31, 2023	Oct 1, 2023
Location on the balance sheet
Long-term debt(1)	$324.2	$1,060.0	$(25.8)	$(40.0)
(1) Balance as of October 1, 2023 includes $750 million in Senior Notes that matured on October 1, 2023 but remained in current portion of long-term debt on the consolidated balance sheet as the debt repayment was not made until the first day of fiscal 2024.
Additional disclosures related to cash flow gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 10, Equity.

Note 3: Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,000.4	$3,000.4	$—	$—
Short-term investments:
Available-for-sale debt securities
Corporate debt securities	65.1	—	65.1	—
U.S. government treasury securities	10.4	10.4	—	—
Foreign government obligations	4.0	—	4.0	—
Mortgage and other asset-backed securities	0.3	—	0.3	—
Total available-for-sale debt securities	79.8	10.4	69.4	—
Structured deposits	225.5	—	225.5	—
Marketable equity securities	77.7	77.7	—	—
Total short-term investments	383.0	88.1	294.9	—
Prepaid expenses and other current assets:
Derivative assets	37.2	—	37.2	—
Long-term investments:
Available-for-sale debt securities
Corporate debt securities	89.2	—	78.9	10.3
Mortgage and other asset-backed securities	50.0	—	50.0	—
State and local government obligations	1.4	—	1.4	—
U.S. government treasury securities	99.2	99.2	—	—
Total long-term investments	239.8	99.2	130.3	10.3
Other long-term assets:
Derivative assets	119.2	—	119.2	—
Structured deposits	0.1	—	0.1	—
Total assets	$3,779.7	$3,187.7	$581.7	$10.3
Liabilities:
Accrued liabilities:
Derivative liabilities	$10.5	$—	$10.5	$—
Other long-term liabilities:
Derivative liabilities	38.4	—	38.4	—
Total liabilities	$48.9	$—	$48.9	$—

		Fair Value Measurements at Reporting Date Using
	Balance at October 1, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,551.5	$3,551.5	$—	$—
Short-term investments:
Available-for-sale debt securities
Corporate debt securities	64.0	—	64.0	—
U.S. government treasury securities	2.8	2.8	—	—
Foreign government obligations	3.9	—	3.9	—
Total available-for-sale debt securities	70.7	2.8	67.9	—
Structured deposits	261.2	—	261.2	—
Marketable equity securities	69.6	69.6	—	—
Total short-term investments	401.5	72.4	329.1	—
Prepaid expenses and other current assets:
Derivative assets	41.0	—	41.0	—
Long-term investments:
Available-for-sale debt securities
Corporate debt securities	91.1	—	91.1	—
Mortgage and other asset-backed securities	50.2	—	50.2	—
State and local government obligations	1.3	—	1.3	—
U.S. government treasury securities	104.7	104.7	—	—
Total long-term investments	247.3	104.7	142.6	—
Other long-term assets:
Derivative assets	153.0	—	153.0	—
Total assets	$4,394.3	$3,728.6	$665.7	$—
Liabilities:
Accrued liabilities:
Derivative liabilities	$3.6	$—	$3.6	$—
Other long-term liabilities:
Derivative liabilities	43.2	—	43.2	—
Total liabilities	$46.8	$—	$46.8	$—
There were no material transfers between levels, and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Gross unrealized holding gains and losses on available-for-sale debt securities, structured deposits, and marketable equity securities were not material as of December 31, 2023 and October 1, 2023.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, ROU assets, goodwill and other intangible assets, equity and other investments, and other assets. These assets are measured at fair value if determined to be impaired.
The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 7, Debt. There were no material fair value adjustments during the quarter ended December 31, 2023 and January 1, 2023.

Note 4: Inventories (in millions):

	Dec 31, 2023	Oct 1, 2023
Coffee:
Unroasted	$632.7	$747.7
Roasted	251.2	280.3
Other merchandise held for sale	361.5	364.6
Packaging and other supplies	400.9	413.8
Total	$1,646.3	$1,806.4
Other merchandise held for sale includes, among other items, serveware, food, and tea. Inventory levels vary due to seasonality, commodity market supply, and price fluctuations.
As of December 31, 2023, we had committed to purchasing green coffee totaling $396.4 million under fixed-price contracts and an estimated $843.7 million under price-to-be-fixed contracts. A portion of our price-to-be-fixed contracts are effectively fixed through the use of futures. See Note 2, Derivative Financial Instruments, for further discussion. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base “C” coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on established relationships with our suppliers and continuous monitoring, the risk of non-delivery on these purchase commitments is remote.
Note 5: Supplemental Balance Sheet and Statement of Earnings Information (in millions):
Property, Plant and Equipment, net

	Dec 31, 2023	Oct 1, 2023
Land	$46.1	$46.1
Buildings	678.4	666.5
Leasehold improvements	10,321.7	10,133.7
Store equipment	3,432.6	3,332.5
Roasting equipment	886.7	859.4
Furniture, fixtures and other	1,717.4	1,664.5
Work in progress	610.3	607.5
Property, plant and equipment, gross	17,693.2	17,310.2
Accumulated depreciation	(10,081.5)	(9,923.1)
Property, plant and equipment, net	$7,611.7	$7,387.1
Accrued Liabilities

	Dec 31, 2023	Oct 1, 2023
Accrued occupancy costs	$84.7	$86.7
Accrued dividends payable	645.2	651.2
Accrued capital and other operating expenditures	745.9	771.7
Insurance reserves	251.0	233.5
Income taxes payable	374.6	189.3
Accrued business taxes	225.5	212.7
Total accrued liabilities	$2,326.9	$2,145.1

Store Operating Expenses

	Quarter Ended
	Dec 31, 2023	Jan 1, 2023
Wages and benefits	$2,209.3	$2,215.7
Occupancy costs	745.7	671.5
Other expenses	896.5	778.1
Total store operating expenses	$3,851.5	$3,665.3
Note 6: Other Intangible Assets and Goodwill
Indefinite-Lived Intangible Assets

(in millions)	Dec 31, 2023	Oct 1, 2023
Trade names, trademarks and patents	$79.5	$79.4

Finite-Lived Intangible Assets

	Dec 31, 2023			Oct 1, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and reacquired rights	$990.6	$(990.6)	$—	$957.6	$(957.6)	$—
Acquired trade secrets and processes	27.6	(27.6)	—	27.6	(27.6)	—
Trade names, trademarks and patents	131.1	(96.7)	34.4	131.0	(91.9)	39.1
Licensing agreements	13.8	(11.9)	1.9	13.0	(11.0)	2.0
Other finite-lived intangible assets	20.6	(20.6)	—	20.1	(20.1)	—
Total finite-lived intangible assets	$1,183.7	$(1,147.4)	$36.3	$1,149.3	$(1,108.2)	$41.1
Amortization expense for finite-lived intangible assets was $5.1 million for the quarter ended December 31, 2023 and $5.6 million for the quarter ended January 1, 2023.
Estimated future amortization expense as of December 31, 2023 (in millions):

Fiscal Year	Total
2024 (excluding the quarter ended December 31, 2023)	$14.9
2025	14.1
2026	2.1
2027	1.8
2028	1.2
Thereafter	2.2
Total estimated future amortization expense	$36.3
Goodwill
Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	North America	International	Channel Development	Corporate and Other	Total
Goodwill balance at October 1, 2023	$491.5	$2,691.1	$34.7	$1.0	$3,218.3
Other(1)	0.5	84.0	—	—	84.5
Goodwill balance at December 31, 2023	$492.0	$2,775.1	$34.7	$1.0	$3,302.8
(1)“Other” consists of changes in the goodwill balance resulting from foreign currency translation.

Note 7: Debt
Revolving Credit Facility
Our $3.0 billion unsecured five-year revolving credit facility (the “2021 credit facility”), of which $150.0 million may be used for issuances of letters of credit, is currently set to mature on September 16, 2026. The 2021 credit facility is available for working capital, capital expenditures, and other corporate purposes, including acquisitions and share repurchases. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $1.0 billion.
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
The 2021 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of December 31, 2023, we were in compliance with all applicable covenants. No amounts were outstanding under our 2021 credit facility as of December 31, 2023 or October 1, 2023.
Short-term Debt
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our 2021 credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures, and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock, and share repurchases. As of December 31, 2023, we had $300.0 million in borrowings outstanding under the program. As of October 1, 2023, we had no borrowings outstanding under this program.
Additionally, we hold the following Japanese yen-denominated credit facilities that are available for working capital needs and capital expenditures within our Japanese market:
•A ¥5.0 billion, or $35.4 million, credit facility is currently set to mature on December 30, 2024. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on Tokyo Interbank Offered Rate (“TIBOR”) plus an applicable margin of 0.400%.
•A ¥10.0 billion, or $70.7 million, credit facility is currently set to mature on March 27, 2024. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.300%.
As of December 31, 2023, we had ¥7.0 billion, or $49.5 million, of borrowings outstanding under these credit facilities. As of October 1, 2023, we had ¥5.0 billion, or $33.5 million, of borrowings outstanding under these credit facilities.

Long-term Debt
Components of long-term debt including the associated interest rates and related estimated fair values by calendar maturity (in millions, except interest rates):

	Dec 31, 2023		Oct 1, 2023		Stated Interest Rate	Effective Interest Rate(1)
Issuance	Amount	Estimated Fair Value	Amount	Estimated Fair Value
October 2023 notes(2)	$—	$—	$750.0	$749.9	3.850%	2.859%
February 2024 notes(3)	500.0	500.0	500.0	504.2	5.998%	6.229%
March 2024 notes(4)	601.1	601.0	569.3	569.3	0.372%	0.462%
August 2025 notes	1,250.0	1,227.2	1,250.0	1,210.5	3.800%	3.721%
February 2026 notes	1,000.0	1,004.6	1,000.0	985.5	4.750%	4.788%
June 2026 notes	500.0	475.5	500.0	463.5	2.450%	2.511%
March 2027 notes	500.0	462.5	500.0	446.1	2.000%	2.058%
March 2028 notes	600.0	575.4	600.0	554.7	3.500%	3.529%
November 2028 notes	750.0	739.5	750.0	704.5	4.000%	3.958%
August 2029 notes(2)	1,000.0	964.1	1,000.0	904.1	3.550%	3.840%
March 2030 notes	750.0	659.1	750.0	615.1	2.250%	3.084%
November 2030 notes	1,250.0	1,105.0	1,250.0	1,027.1	2.550%	2.582%
February 2032 notes	1,000.0	896.1	1,000.0	828.0	3.000%	3.155%
February 2033 notes	500.0	510.2	500.0	470.7	4.800%	3.798%
June 2045 notes	350.0	312.8	350.0	275.3	4.300%	4.348%
December 2047 notes	500.0	403.7	500.0	354.0	3.750%	3.765%
November 2048 notes	1,000.0	911.3	1,000.0	799.0	4.500%	4.504%
August 2049 notes	1,000.0	909.8	1,000.0	792.7	4.450%	4.447%
March 2050 notes	500.0	374.6	500.0	328.6	3.350%	3.362%
November 2050 notes	1,250.0	969.4	1,250.0	843.4	3.500%	3.528%
Total	14,801.1	13,601.8	15,519.3	13,426.2
Aggregate debt issuance costs and unamortized premium/(discount), net	(109.7)		(113.1)
Hedge accounting fair value adjustment(2)	(25.8)		(40.0)
Total	$14,665.6		$15,366.2
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
(3)Floating rate notes that bear interest at a rate equal to Compounded SOFR (as defined in the February 2024 notes) plus 0.420%, resulting in a stated interest rate of 5.998% at December 31, 2023.
(4)Japanese yen-denominated long-term debt.

The following table summarizes our long-term debt maturities as of December 31, 2023 by fiscal year (in millions):

Fiscal Year	Total
2024	$1,101.1
2025	1,250.0
2026	1,500.0
2027	500.0
2028	600.0
Thereafter	9,850.0
Total	$14,801.1
Note 8: Leases
The components of lease costs (in millions):

	Quarter Ended
	Dec 31, 2023	Jan 1, 2023
Operating lease costs(1)	$417.4	$384.8
Variable lease costs	271.9	235.3
Short-term lease costs	7.7	7.0
Total lease costs	$697.0	$627.1
(1)Includes immaterial amounts of sublease income and rent concessions.
The following table includes supplemental information (in millions):

	Quarter Ended
	Dec 31, 2023	Jan 1, 2023
Cash paid related to operating lease liabilities	$428.6	$404.1
Operating lease liabilities arising from obtaining right-of-use assets	470.9	367.3

	Dec 31, 2023	Jan 1, 2023
Weighted-average remaining operating lease term	8.6 years	8.5 years
Weighted-average operating lease discount rate	3.1%	2.7%
Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued liabilities and other long-term liabilities on the consolidated balance sheet. There were no material finance leases as of December 31, 2023 and October 1, 2023.
Minimum future maturities of operating lease liabilities (in millions):

Fiscal Year	Total
2024 (excluding the quarter ended December 31, 2023)	$1,214.9
2025	1,587.2
2026	1,465.0
2027	1,281.1
2028	1,076.3
Thereafter	4,260.5
Total lease payments	10,885.0
Less imputed interest	(1,436.6)
Total	$9,448.4
As of December 31, 2023, we have entered into operating leases that have not yet commenced of $1.5 billion, primarily related to real estate leases. These leases will commence between fiscal year 2024 and fiscal year 2027 with lease terms ranging from two to twenty years.

Note 9: Deferred Revenue
Our deferred revenue primarily consists of the prepaid royalty from Nestlé, for which we have continuing performance obligations to support the Global Coffee Alliance, our unredeemed stored value card liability and unredeemed loyalty points (“Stars”) associated with our loyalty program.
As of December 31, 2023 and October 1, 2023, the current and long-term deferred revenue related to the Nestlé up-front payment was $177.0 million and $6.0 billion, respectively. During each of the quarters ended December 31, 2023 and January 1, 2023, we recognized $44.1 million of prepaid royalty revenue related to Nestlé.
Changes in our deferred revenue balance related to our stored value cards and loyalty program (in millions):

Quarter Ended December 31, 2023	Total
Stored value cards and loyalty program at October 1, 2023	$1,567.5
Revenue deferred - card activations, card reloads and Stars earned	4,687.2
Revenue recognized - card and Stars redemptions and breakage	(4,098.4)
Other(1)	13.4
Stored value cards and loyalty program at December 31, 2023(2)	$2,169.7

Quarter Ended January 1, 2023	Total
Stored value cards and loyalty program at October 2, 2022	$1,503.0
Revenue deferred - card activations, card reloads and Stars earned	4,223.4
Revenue recognized - card and Stars redemptions and breakage	(3,714.1)
Other(1)	13.3
Stored value cards and loyalty program at January 1, 2023(2)	$2,025.6
(1)“Other” primarily consists of changes in the stored value cards and loyalty program balances resulting from foreign currency translation.
(2)As of December 31, 2023 and January 1, 2023, approximately $2.0 billion and $1.9 billion, respectively, of these amounts were current.

Note 10:     Equity
Changes in AOCI by component, net of tax (in millions):

Quarter Ended	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
December 31, 2023
Net gains/(losses) in AOCI, beginning of period	$(12.3)	$(47.5)	$243.3	$(961.7)	$(778.2)
Net gains/(losses) recognized in OCI before reclassifications	4.2	33.6	(18.9)	178.2	197.1
Net (gains)/losses reclassified from AOCI to earnings	0.2	29.6	(6.7)	—	23.1
Other comprehensive income/(loss) attributable to Starbucks	4.4	63.2	(25.6)	178.2	220.2
Other comprehensive income/(loss) attributable to NCI	—	—	—	0.2	0.2
Net gains/(losses) in AOCI, end of period	$(7.9)	$15.7	$217.7	$(783.3)	$(557.8)

January 1, 2023
Net gains/(losses) in AOCI, beginning of period	$(15.5)	$199.0	$209.1	$(855.8)	$(463.2)
Net gains/(losses) recognized in OCI before reclassifications	1.5	(151.2)	(48.3)	208.9	10.9
Net (gains)/losses reclassified from AOCI to earnings	0.1	(82.7)	(4.0)	—	(86.6)
Other comprehensive income/(loss) attributable to Starbucks	1.6	(233.9)	(52.3)	208.9	(75.7)
Net gains/(losses) in AOCI, end of period	$(13.9)	$(34.9)	$156.8	$(646.9)	$(538.9)
Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):

Quarter Ended
AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Dec 31, 2023	Jan 1, 2023
Gains/(losses) on available-for-sale debt securities	$(0.3)	$(0.2)	Interest income and other, net
Gains/(losses) on cash flow hedges	(33.5)	93.3	Please refer to Note 2, Derivative Financial Instruments for additional information.
Gains/(losses) on net investment hedges	8.9	5.3	Interest expense
	(24.9)	98.4	Total before tax
	1.8	(11.8)	Tax expense
	$(23.1)	$86.6	Net of tax
In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, we have 7.5 million shares of authorized preferred stock, none of which was outstanding as of December 31, 2023.
During the quarters ended December 31, 2023 and January 1, 2023, we repurchased 12.8 million and 1.9 million shares of common stock on the open market for $1,250.1 million and $191.4 million, respectively. As of December 31, 2023, 29.8 million shares remained available for repurchase under current authorizations.
During the first quarter of fiscal 2024, our Board of Directors approved a quarterly cash dividend to shareholders of $0.57 per share to be paid on February 23, 2024 to shareholders of record as of the close of business on February 9, 2024.
Note 11: Employee Stock Plans
As of December 31, 2023, there were 84.9 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 10.1 million shares available for issuance under our employee stock purchase plan.

Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended
	Dec 31, 2023	Jan 1, 2023
Restricted Stock Units (“RSUs”)	$94.8	$85.0
Options	—	0.1
Total stock-based compensation expense	$94.8	$85.1
Stock option and RSU transactions from October 1, 2023 through December 31, 2023 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, October 1, 2023	2.0	7.3
Granted	—	3.9
Options exercised/RSUs vested	(0.4)	(2.8)
Forfeited/expired	—	(0.2)
Options outstanding/Nonvested RSUs, December 31, 2023	1.6	8.2
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of December 31, 2023	$—	$380.5
Note 12: Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended
	Dec 31, 2023	Jan 1, 2023
Net earnings attributable to Starbucks	$1,024.4	$855.2
Weighted average common shares outstanding (for basic calculation)	1,136.6	1,148.5
Dilutive effect of outstanding common stock options and RSUs	4.0	4.4
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,140.6	1,152.9
EPS — basic	$0.90	$0.74
EPS — diluted	$0.90	$0.74
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes anti-dilutive stock options or unvested RSUs, which were immaterial in the periods presented.
Note 13: Commitments and Contingencies
Legal Proceedings
Starbucks is involved in various legal proceedings arising in the ordinary course of business, including litigation matters associated with labor union organizing efforts and certain employment litigation cases that have been certified as class or collective actions, but is not currently a party to any legal proceeding that management believes could have a material adverse effect on our consolidated financial position, results of operations, or cash flows. While we are closely monitoring the operational and financial impacts of labor union organizing efforts on our business, as of the date of this filing, we believe the risk of a material contingent loss associated with these litigation matters is remote. Refer to the Risk Factors in Part I, Item 1A of our most recently filed 10-K for further discussion of potential risks to our brand and related impacts on our financial results.

Note 14: Segment Reporting
Segment information is prepared on the same basis that our chief executive officer, who is our chief operating decision maker, manages the segments, evaluates financial results, and makes key operating decisions.
Consolidated revenue mix by product type (in millions):

	Quarter Ended
	Dec 31, 2023		Jan 1, 2023
Beverage(1)	$5,695.9	60%	$5,173.0	59%
Food(2)	1,757.1	19%	1,565.9	18%
Other(3)	1,972.3	21%	1,975.0	23%
Total	$9,425.3	100%	$8,713.9	100%
(1)“Beverage” represents sales within our company-operated stores.
(2)“Food” includes sales within our company-operated stores.
(3)“Other” primarily consists of packaged and single-serve coffees and teas, royalty and licensing revenues, serveware, and beverage-related ingredients, among other items.
The tables below present financial information for our reportable operating segments and Corporate and Other segment (in millions):
Quarter Ended

	North America	International	Channel Development	Corporate and Other	Total
December 31, 2023
Total net revenues	$7,120.7	$1,846.3	$448.0	$10.3	$9,425.3
Depreciation and amortization expenses	250.4	84.1	—	30.8	365.3
Income from equity investees	—	0.2	55.7	—	55.9
Operating income/(loss)	$1,520.8	$241.5	$209.7	$(486.6)	$1,485.4

January 1, 2023
Total net revenues	$6,551.3	$1,680.1	$478.2	$4.3	$8,713.9
Depreciation and amortization expenses	216.9	81.5	—	28.7	327.1
Income from equity investees	—	0.5	57.3	—	57.8
Operating income/(loss)	$1,212.4	$240.4	$226.3	$(426.0)	$1,253.1

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements contained herein are “forward-looking” statements within the meaning of applicable securities laws and regulations. Generally, these statements can be identified by the use of words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. Our forward-looking statements, and the risks and uncertainties related thereto, include, but are not limited to, those described under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our most recently filed 10-K and 10-Q and in other filings with the SEC, as well as:

•our ability to preserve, grow, and leverage our brands, including the risk of negative responses by consumers (such as boycotts or negative publicity campaigns) or governmental actors (such as retaliatory legislative treatment) who object to certain actions taken or not taken by the Company, which responses could adversely affect our brand value;
•the acceptance of the Company’s products and changes in consumer preferences, consumption, or spending behavior and our ability to anticipate or react to them; shifts in demographic or health and wellness trends; or unfavorable consumer reaction to new products, platforms, reformulations, or other innovations;
•our anticipated operating expenses, including our anticipated total capital expenditures;
•the costs associated with, and the successful execution and effects of, our existing and any future business opportunities, expansions, initiatives, strategies, investments, and plans, including our Triple Shot Reinvention with Two Pumps Plan (“Reinvention”);
•the impacts of partner investments and changes in the availability and cost of labor including any union organizing efforts and our responses to such efforts;
•the ability of our business partners, suppliers, and third-party providers to fulfill their responsibilities and commitments;
•higher costs, lower quality, or unavailability of coffee, dairy, energy, water, raw materials, or product ingredients;
•the impact of significant increases in logistics costs;
•a worsening in the terms and conditions upon which we engage with our manufacturers and source suppliers, whether resulting from broader local or global conditions, or dynamics specific to our relationships with such parties;
•unfavorable global or regional economic conditions and related economic slowdowns or recessions, low consumer confidence, high unemployment, weak credit or capital markets, budget deficits, burdensome government debt, austerity measures, higher interest rates, higher taxes, political instability, higher inflation, or deflation;
•inherent risks of operating a global business including geopolitical instability;
•failure to attract or retain key executive or partner talent or successfully transition executives;
•the potential negative effects of incidents involving food or beverage-borne illnesses, tampering, adulteration, contamination, or mislabeling;
•negative publicity related to our Company, products, brands, marketing, executive leadership, partners, Board of Directors, founder, operations, business performance, or prospects;
•potential negative effects of a material breach, failure, or corruption of our information technology systems or those of our direct and indirect business partners, suppliers, or third-party providers, or failure to comply with personal data protection laws;
•our environmental, social, and governance (“ESG”) efforts and any reaction related thereto, such as the rise in opposition to ESG and inclusion and diversity efforts;
•risks associated with acquisitions, dispositions, business partnerships, or investments – such as acquisition integration, termination difficulties or costs, or impairment in recorded value;
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
•the impact of changes in U.S. tax law and related guidance and regulations that may be implemented, including on tax rates;
•the impact of health epidemics, pandemics, or other public health events on our business and financial results, and the risk of negative economic impacts and related regulatory measures or voluntary actions that may be put in place, including restrictions on business operations or social distancing requirements, and the duration and efficacy of such restrictions;
•failure to comply with anti-corruption laws, trade sanctions, and restrictions or similar laws or regulations; and
•the impact of significant legal disputes and proceedings, or government investigations.

In addition, many of the foregoing risks and uncertainties are, or could be, exacerbated by any worsening of the global business and economic environment. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on the forward-

looking statements, which speak only as of the date of this report. We are under no obligation to update or alter any forward-looking statements, whether as a result of new information, future events, or otherwise.
This information should be read in conjunction with the unaudited consolidated financial statements and the notes included in Item 1 of Part I of this 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in the 10-K filed with the SEC on November 17, 2023.

Introduction and Overview
Starbucks is the premier roaster, marketer, and retailer of specialty coffee in the world, operating in 86 markets. As of December 31, 2023, Starbucks had more than 38,500 company-operated and licensed stores, an increase of 7% from the prior year. Additionally, we sell a variety of consumer-packaged goods, primarily through the Global Coffee Alliance established with Nestlé and other partnerships and joint ventures.
We have three reportable operating segments: 1) North America, which is inclusive of the U.S. and Canada; 2) International, which is inclusive of China, Japan, Asia Pacific, Europe, Middle East, Africa, Latin America, and the Caribbean; and 3) Channel Development. Unallocated corporate expenses are reported within Corporate and Other.
We believe our financial results and long-term growth model will continue to be driven by new store openings, comparable store sales growth, and operating margin management, underpinned by disciplined capital allocation. We believe these key operating metrics are useful to investors because management uses these metrics to assess the growth of our business and the effectiveness of our marketing and operational strategies. Throughout this MD&A, we commonly discuss the following key operating metrics:
•New store openings and store count
•Comparable store sales growth
•Operating margin
Comparable store sales growth represents the percentage change in sales in one period from the same prior year period for company-operated stores open for 13 months or longer and excludes the impact of foreign currency translation. We analyze comparable store sales growth on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements. Stores that are temporarily closed or operating at reduced hours remain in comparable store sales while stores identified for permanent closure have been removed.
Our fiscal year ends on the Sunday closest to September 30. Fiscal 2024 and 2023 include 52 weeks. All references to store counts, including data for new store openings, are reported net of store closures, unless otherwise noted.
Starbucks results for the first quarter of fiscal 2024 continue to demonstrate the overall strength of our brand and efficiencies realized from Reinvention, despite certain headwinds. Consolidated net revenues increased 8% to $9.4 billion in the first quarter of fiscal 2024 compared to $8.7 billion in the first quarter of fiscal 2023, primarily driven by growth in our North America business and our International segment, largely related to lapping prior year COVID-19 pandemic-related business disruptions in China. During the quarter ended December 31, 2023, our global comparable store sales grew 5%, primarily driven by 5% growth in the U.S. market and 7% growth internationally, demonstrating the endurance of the Starbucks brand globally. Consolidated operating margin increased 140 basis points from the prior year to 15.8%, primarily driven by sales leverage and in-store operational efficiencies. These increases were partially offset by increased investments in store partner wages and benefits, as well as higher general and administrative expenses, primarily in support of Reinvention.

We anticipate these headwinds experienced in the first quarter of fiscal 2024, although transitory, may continue to impact the balance of our fiscal year. Despite these transitory headwinds, we remain confident in our long-term growth and durable business model, as our Triple Shot Reinvention is unlocking multiple levers to drive balanced earnings growth, as evidenced in our first quarter of fiscal 2024 results.

Results of Operations (in millions)
Revenues

	Quarter Ended
	Dec 31, 2023	Jan 1, 2023	$ Change	% Change
Company-operated stores	$7,755.2	$7,083.5	$671.7	9.5%
Licensed stores	1,192.1	1,119.5	72.6	6.5
Other	478.0	510.9	(32.9)	(6.4)
Total net revenues	$9,425.3	$8,713.9	$711.4	8.2%
For the quarter ended December 31, 2023 compared with the quarter ended January 1, 2023
Total net revenues for the first quarter of fiscal 2024 increased $711 million, primarily due to higher revenues from company-operated stores ($672 million). The growth of company-operated stores revenue was driven by a 5% increase in comparable store sales ($369 million), attributable to a 3% increase in comparable transactions and a 2% increase in average ticket. Also contributing to company-operated stores revenue were incremental revenues from 1,475 net new Starbucks company-operated stores, or an 8% increase, over the past 12 months ($326 million). Partially offsetting these increases was unfavorable foreign currency translation ($30 million).
Licensed stores revenue increased $73 million contributing to the increase in total net revenues, driven by higher product and equipment sales to and royalty revenues from our licensees ($64 million), primarily driven by revenues from 942 net new licensed store openings, or a 5% increase, over the past 12 months.
Other revenues decreased $33 million, primarily due to a decline in revenue in the Global Coffee Alliance following the sale of our Seattle’s Best Coffee brand to Nestlé in the second quarter of fiscal 2023 ($19 million) and lower revenue in our global ready-to-drink business ($11 million).
Operating Expenses

	Quarter Ended
	Dec 31, 2023	Jan 1, 2023	$ Change	Dec 31, 2023	Jan 1, 2023
				As a % of Total Net Revenues
Product and distribution costs	$2,980.6	$2,810.2	$170.4	31.6%	32.2%
Store operating expenses	3,851.5	3,665.3	186.2	40.9	42.1
Other operating expenses	150.4	129.3	21.1	1.6	1.5
Depreciation and amortization expenses	365.3	327.1	38.2	3.9	3.8
General and administrative expenses	648.0	580.9	67.1	6.9	6.7
Restructuring and impairments	—	5.8	(5.8)	—	0.1
Total operating expenses	7,995.8	7,518.6	477.2	84.8	86.3
Income from equity investees	55.9	57.8	(1.9)	0.6	0.7
Operating income	$1,485.4	$1,253.1	$232.3	15.8%	14.4%
Store operating expenses as a % of company-operated stores revenue				49.7%	51.7%
For the quarter ended December 31, 2023 compared with the quarter ended January 1, 2023
Product and distribution costs as a percentage of total net revenues decreased 60 basis points for the first quarter of fiscal 2024, primarily due to the impact of increased sales from pricing.
Store operating expenses as a percentage of total net revenues decreased 120 basis points for the first quarter of fiscal 2024. Store operating expenses as a percentage of company-operated stores revenue decreased 200 basis points, primarily due to in-store operational efficiencies (approximately 210 basis points), and sales leverage (approximately 160 basis points). These were partially offset by increased investments in store partner wages and benefits (approximately 130 basis points).
Other operating expenses increased $21 million, primarily due to support costs in wages and benefits and marketing for our growing licensed markets.
Depreciation and amortization expenses as a percentage of total net revenues increased 10 basis points, primarily due to higher capital investments in support of our retail stores.
General and administrative expenses increased $67 million, primarily due to investments in partner wages and benefits ($33 million) and incremental investments in technology in support of our Reinvention ($32 million).
The combination of these changes resulted in an overall increase in operating margin of 140 basis points for the first quarter of fiscal 2024.

Other Income and Expenses

	Quarter Ended
	Dec 31, 2023	Jan 1, 2023	$ Change	Dec 31, 2023	Jan 1, 2023
				As a % of Total Net Revenues
Operating income	$1,485.4	$1,253.1	$232.3	15.8%	14.4%
Interest income and other, net	33.8	11.6	22.2	0.4	0.1
Interest expense	(140.1)	(129.7)	(10.4)	(1.5)	(1.5)
Earnings before income taxes	1,379.1	1,135.0	244.1	14.6	13.0
Income tax expense	354.7	279.8	74.9	3.8	3.2
Net earnings including noncontrolling interests	1,024.4	855.2	169.2	10.9	9.8
Net earnings attributable to noncontrolling interests	0.0	0.0	0.0	0.0	0.0
Net earnings attributable to Starbucks	$1,024.4	$855.2	$169.2	10.9%	9.8%
Effective tax rate including noncontrolling interests				25.7%	24.6%

For the quarter ended December 31, 2023 compared with the quarter ended January 1, 2023
Interest income and other, net increased $22 million and interest expense increased $10 million, both primarily due to higher interest rates in the current year.
The effective tax rate for the quarter ended December 31, 2023 was 25.7% compared to 24.6% for the same period in fiscal 2023. The increase was primarily due to the accrual of foreign withholding taxes related to the current-year earnings of certain foreign subsidiaries (approximately 80 basis points).

Segment Information
Results of operations by segment (in millions):
North America

	Quarter Ended
	Dec 31, 2023	Jan 1, 2023	$ Change	Dec 31, 2023	Jan 1, 2023
				As a % of North America Total Net Revenues
Net revenues:
Company-operated stores	$6,381.1	$5,870.6	$510.5	89.6%	89.6%
Licensed stores	737.9	680.0	57.9	10.4	10.4
Other	1.7	0.7	1.0	0.0	0.0
Total net revenues	7,120.7	6,551.3	569.4	100.0	100.0
Product and distribution costs	2,023.9	1,917.6	106.3	28.4	29.3
Store operating expenses	3,147.7	3,031.4	116.3	44.2	46.3
Other operating expenses	77.4	65.6	11.8	1.1	1.0
Depreciation and amortization expenses	250.4	216.9	33.5	3.5	3.3
General and administrative expenses	100.5	102.3	(1.8)	1.4	1.6
Restructuring and impairments	—	5.1	(5.1)	—	0.1
Total operating expenses	5,599.9	5,338.9	261.0	78.6	81.5
Operating income	$1,520.8	$1,212.4	$308.4	21.4%	18.5%
Store operating expenses as a % of company-operated stores revenue				49.3%	51.6%

For the quarter ended December 31, 2023 compared with the quarter ended January 1, 2023
Revenues
North America total net revenues for the first quarter of fiscal 2024 increased $569 million, or 9%, primarily due to a 5% increase in comparable store sales ($288 million) driven by a 4% increase in average ticket, primarily due to annualization of pricing, and a 1% increase in comparable transactions. Also contributing to revenue growth were the performance of net new company-operated store openings over the past 12 months ($222 million) and higher product and equipment sales to and royalty revenues from our licensees ($49 million).
Operating Margin
North America operating income for the first quarter of fiscal 2024 increased 25% to $1.5 billion, compared to $1.2 billion in the first quarter of fiscal 2023. Operating margin increased 290 basis points to 21.4%, primarily due to in-store operational efficiencies (approximately 240 basis points) and sales leverage (approximately 180 basis points), partially offset by increased investments in store partner wages and benefits (approximately 120 basis points).

International

	Quarter Ended
	Dec 31, 2023	Jan 1, 2023	$ Change	Dec 31, 2023	Jan 1, 2023
				As a % of International Total Net Revenues
Net revenues:
Company-operated stores	$1,374.1	$1,212.9	$161.2	74.4%	72.2%
Licensed stores	454.2	439.5	14.7	24.6	26.2
Other	18.0	27.7	(9.7)	1.0	1.6
Total net revenues	1,846.3	1,680.1	166.2	100.0	100.0
Product and distribution costs	666.5	593.6	72.9	36.1	35.3
Store operating expenses	703.8	633.9	69.9	38.1	37.7
Other operating expenses	60.1	50.7	9.4	3.3	3.0
Depreciation and amortization expenses	84.1	81.5	2.6	4.6	4.9
General and administrative expenses	90.5	80.5	10.0	4.9	4.8
Total operating expenses	1,605.0	1,440.2	164.8	86.9	85.7
Income from equity investees	0.2	0.5	(0.3)	0.0	0.0
Operating income	$241.5	$240.4	$1.1	13.1%	14.3%
Store operating expenses as a % of company-operated stores revenue				51.2%	52.3%
For the quarter ended December 31, 2023 compared with the quarter ended January 1, 2023
Revenues
International total net revenues for the first quarter of fiscal 2024 increased $166 million, or 10%, primarily due to 1,016 net new Starbucks company-operated stores, or a 12% increase over the past 12 months ($104 million), as well as a 7% increase in comparable store sales ($81 million) driven by an 11% increase in customer transactions, primarily attributable to lapping prior-year impacts from COVID-19 pandemic related disruptions in China. These increases were partially offset by unfavorable foreign currency translation ($30 million). Also contributing to the increase in revenue was growth related to 851 net new licensed store openings, an 8% increase over the past 12 months, partially offset by unfavorable impacts related to certain headwinds.
Operating Margin
International operating income for the first quarter of fiscal 2024 increased to $242 million, compared to $240 million in the first quarter of fiscal 2023. Operating margin decreased 120 basis points to 13.1%, primarily due to investments in store partner wages and benefits (approximately 130 basis points), business mix shift toward company-operated stores (approximately 120 basis points), and strategic investments (approximately 100 basis points). These decreases were partially offset by sales leverage (approximately 300 basis points).

Channel Development

	Quarter Ended
	Dec 31, 2023	Jan 1, 2023	$ Change	Dec 31, 2023	Jan 1, 2023
				As a % of Channel Development Total Net Revenues
Net revenues	$448.0	$478.2	$(30.2)
Product and distribution costs	279.0	294.2	(15.2)	62.3%	61.5%
Other operating expenses	12.8	13.0	(0.2)	2.9	2.7
General and administrative expenses	2.2	2.0	0.2	0.5	0.4
Total operating expenses	294.0	309.2	(15.2)	65.6	64.7
Income from equity investees	55.7	57.3	(1.6)	12.4	12.0
Operating income	$209.7	$226.3	$(16.6)	46.8%	47.3%
For the quarter ended December 31, 2023 compared with the quarter ended January 1, 2023
Revenues
Channel Development total net revenues for the first quarter of fiscal 2024 decreased $30 million, or 6%, primarily due to a decline in revenue in the Global Coffee Alliance following the sale of our Seattle’s Best Coffee brand to Nestlé in the second quarter of fiscal 2023 ($19 million) and lower revenue in our global ready-to-drink business ($11 million).
Operating Margin
Channel Development operating income for the first quarter of fiscal 2024 decreased 7% to $210 million, compared to $226 million in the first quarter of fiscal 2023. Operating margin decreased 50 basis points to 46.8%, primarily driven by product costs related to the Global Coffee Alliance (approximately 430 basis points), partially offset by business mix shift (approximately 370 basis points).

Corporate and Other

	Quarter Ended
	Dec 31, 2023	Jan 1, 2023	$ Change	% Change
Net revenues:
Other	$10.3	$4.3	$6.0	139.5%
Total net revenues	10.3	4.3	6.0	139.5
Product and distribution costs	11.2	4.8	6.4	133.3
Other operating expenses	0.1	—	0.1	nm
Depreciation and amortization expenses	30.8	28.7	2.1	7.3
General and administrative expenses	454.8	396.1	58.7	14.8
Restructuring and impairments	—	0.7	(0.7)	nm
Total operating expenses	496.9	430.3	66.6	15.5
Operating loss	$(486.6)	$(426.0)	$(60.6)	14.2%
Corporate and Other primarily consists of our unallocated corporate expenses. Unallocated corporate expenses include corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments.
For the quarter ended December 31, 2023 compared with the quarter ended January 1, 2023
Corporate and Other operating loss increased by 14% to $487 million for the first quarter of fiscal 2024 compared to $426 million for the first quarter of fiscal 2023. This increase was primarily driven by incremental investments in technology in support of our Reinvention ($30 million) and higher partner wages and benefits ($17 million).

Quarterly Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) and transferred during the period
	Quarter Ended		Stores open as of
	Dec 31, 2023	Jan 1, 2023	Dec 31, 2023	Jan 1, 2023
North America
Company-operated stores	87	40	10,715	10,256
Licensed stores	34	46	7,216	7,125
Total North America	121	86	17,931	17,381
International
Company-operated stores	186	97	9,150	8,134
Licensed stores	242	276	11,506	10,655
Total International	428	373	20,656	18,789
Total Company	549	459	38,587	36,170

Financial Condition, Liquidity and Capital Resources
Cash and Investment Overview
Our cash and investments were $3.6 billion as of December 31, 2023 and $4.2 billion as of October 1, 2023. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, fund acquisitions, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate debt securities, government treasury securities (domestic and foreign), and commercial paper, as well as principal-protected structured deposits. As of December 31, 2023, approximately $2.4 billion of cash and short-term investments were held in foreign subsidiaries.
Borrowing Capacity
Revolving Credit Facility
Our $3.0 billion unsecured five-year revolving credit facility (the “2021 credit facility”), of which $150.0 million may be used for issuances of letters of credit, is currently set to mature on September 16, 2026. The 2021 credit facility is available for working capital, capital expenditures, and other corporate purposes, including acquisitions and share repurchases. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $1.0 billion.
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
The 2021 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of December 31, 2023, we were in compliance with all applicable covenants. No amounts were outstanding under our 2021 credit facility as of December 31, 2023 or October 1, 2023.
Commercial Paper
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our 2021 credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures, and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock, and share repurchases. As of December 31, 2023, we had $300.0 million in borrowings outstanding under our commercial paper program. As of October 1, 2023, we had no borrowings outstanding under this program. Our total available contractual borrowing capacity for general corporate purposes was $2.7 billion as of the end of our first quarter of fiscal 2024.
Credit Facilities in Japan
Additionally, we hold the following Japanese yen-denominated credit facilities that are available for working capital needs and capital expenditures within our Japanese market.
•A ¥5.0 billion, or $35.4 million, credit facility is currently set to mature on December 30, 2024. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.400%.
•A ¥10.0 billion, or $70.7 million, credit facility is currently set to mature on March 27, 2024. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.300%.
As of December 31, 2023, we had ¥7.0 billion, or $49.5 million, of borrowings outstanding under these credit facilities. As of October 1, 2023, we had ¥5.0 billion, or $33.5 million, of borrowings outstanding under these credit facilities.
See Note 7, Debt, to the consolidated financial statements included in Item 1 of Part I of this 10-Q for details of the components of our long-term debt.
Our ability to incur new liens and conduct sale and leaseback transactions on certain material properties is subject to compliance with terms of the indentures under which the long-term notes were issued. As of December 31, 2023, we were in compliance with all applicable covenants.
Use of Cash
We expect to use our available cash and investments, including, but not limited to, additional potential future borrowings under the credit facilities, commercial paper program, and the issuance of debt to support and invest in our core businesses, including investing in new ways to serve our customers and supporting our store partners, repaying maturing debts, returning cash to shareholders through common stock cash dividend payments and discretionary share repurchases, and investing in new business opportunities related to our core and developing businesses. Furthermore, we may use our available cash resources to make proportionate capital contributions to our investees. We may also seek strategic acquisitions to leverage existing capabilities and further build our business. Acquisitions may include increasing our ownership interests in our investees. Any decisions to increase such ownership interests will be driven by valuation and fit with our ownership strategy.
We believe that net future cash flows generated from operations and existing cash and investments both domestically and internationally, combined with our ability to leverage our balance sheet through the issuance of debt, will be sufficient to finance capital requirements for our core businesses as well as shareholder distributions for at least the next 12 months. We are currently not aware of any trends or demands, commitments, events, or uncertainties that will result in, or that are reasonably likely to result in, our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months. We have borrowed funds and continue to believe we have the ability to do so at reasonable interest rates; however, additional borrowings would result in increased interest expense in the future. In this regard, we may incur additional debt, within targeted levels, as part of our plans to fund our capital programs, including cash returns to shareholders through future dividends and discretionary share repurchases, refinancing debt maturities, as well as investing in new business opportunities. If necessary, we may pursue additional sources of financing, including both short-term and long-term borrowings and debt issuances.
We regularly review our cash positions and our determination of partial indefinite reinvestment of foreign earnings. In the event we determine that all or another portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes, which could be material. Any foreign earnings that are not indefinitely reinvested may be repatriated at management’s discretion. In anticipation of repatriation of current-year earnings of certain foreign subsidiaries, we accrued approximately $10 million for foreign withholding taxes during the first quarter of fiscal year 2024.
During the first quarter of fiscal 2024, our Board of Directors approved a quarterly cash dividend to shareholders of $0.57 per share to be paid on February 23, 2024 to shareholders of record as of the close of business on February 9, 2024.
During the quarter ended December 31, 2023, we repurchased 12.8 million shares of common stock for $1,250.1 million on the open market. As of December 31, 2023, 29.8 million shares remained available for repurchase under current authorizations.
Other than normal operating expenses, cash requirements for the remainder of fiscal 2024 are expected to consist primarily of capital expenditures for investments in our new and existing stores, our supply chain, and corporate facilities. Total capital expenditures for fiscal 2024 are expected to be approximately $3.0 billion.

In the MD&A included in the 10-K, we disclosed that we had $33.9 billion of current and long-term material cash requirements as of October 1, 2023. There have been no material changes to our material cash requirements during the period covered by this 10-Q outside of the normal course of our business.
Cash Flows
Net cash provided by operating activities was $2.4 billion for the first quarter of fiscal 2024, compared to $1.6 billion for the same period in fiscal 2023. The change was primarily due to an increase in net cash provided by changes in operating assets and liabilities and higher net earnings during the period.
Net cash used in investing activities totaled $568.8 million for the first quarter of fiscal 2024, compared to $279.3 million for the same period in fiscal 2023. The change was primarily due to an increase in purchases of investments and higher capital expenditures.
Net cash used in financing activities for the first quarter of fiscal 2024 totaled $2.4 billion, compared to $1.0 billion for the same period in fiscal 2023. The change was primarily due to an increase in share repurchase activities and repayments of debt, partially offset by proceeds from issuance of commercial paper.
Commodity Prices, Availability and General Risk Conditions
Commodity price risk represents our primary market risk, generated by our purchases of green coffee and dairy products, among other items. We purchase, roast, and sell high-quality arabica coffee and related products, and risk arises from the price volatility of green coffee. In addition to coffee, we also purchase significant amounts of dairy products to support the needs of our company-operated stores. The price and availability of these commodities directly impact our results of operations, and we expect commodity prices, particularly coffee, to impact future results of operations. For additional details, see Product Supply in Item 1 of the 10-K, as well as Risk Factors in Part I, Item 1A of the 10-K.
Seasonality and Quarterly Results
Our business is subject to moderate seasonal fluctuations, of which our fiscal second quarter typically experiences lower revenues and operating income. Additionally, as Starbucks Cards are issued to and loaded by customers during the holiday season, we tend to have higher cash flows from operations during the first quarter of the fiscal year. However, since revenues from Starbucks Cards are recognized upon redemption and not when cash is loaded onto the Starbucks Card, the impact of seasonal fluctuations on the consolidated statements of earnings is much less pronounced. As a result of moderate seasonal fluctuations, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported. Note 1, Summary of Significant Accounting Policies and Estimates, to the consolidated financial statements included in Item 1 of Part I of this 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 10-K describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since the 10-K.
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

Item 4. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
During the first quarter of fiscal 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (December 31, 2023).
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
Item 1A.Risk Factors
In addition to the other information set forth in this 10-Q, you should carefully consider the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 10-K and Part II, Item 1A of this 10-Q. There have been no material changes to the risk factors disclosed in our 10-K.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding repurchases of our common stock during the quarter ended December 31, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
Period (1)
October 2, 2023 - October 29, 2023	3,877,436	$92.85	3,877,436	38,712,225
October 30, 2023 - November 26, 2023	4,146,201	101.31	4,146,201	34,566,024
November 27, 2023 - December 31, 2023	4,754,654	98.86	4,754,654	29,811,370
Total	12,778,291	$97.83	12,778,291
(1)Monthly information is presented by reference to our fiscal months during the first quarter of fiscal 2024.
(2)Share repurchases are conducted under our ongoing share repurchase program announced in September 2001, which has no expiration date, and for which the authorized number of shares has been increased by our Board of Directors numerous times, with our Board of Directors most recently authorizing the repurchase of up to an additional 40 million shares in March 2022.
(3)This column includes the total number of shares available for repurchase under the Company’s ongoing share repurchase program. Shares under our ongoing share repurchase program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or through privately negotiated transactions. The timing, manner, price, and amount of repurchases will be determined at our discretion and the share repurchase program may be suspended, terminated, or modified at any time for any reason.
Item 3.Defaults upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended December 31, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration(5)	Other Material Terms	Date Terminated
Rachel Ruggeri, executive vice president, chief financial officer	November 28, 2023	Rule 10b5-1 Trading Arrangement	Up to $900,000 of shares to be sold(2) Plus Up to 4,979 shares to be sold(3) Plus Up to 2,165 shares to be sold(4)	December 3, 2024(6)	N/A	N/A

(1) Except as indicated by footnote, each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the “Rule”).
(2) Ms. Ruggeri’s trading plan provides for the sale of up to $300,000 of shares pursuant to each of three orders, to be entered in March, May, and August 2024, respectively, with such sales subject to a limit price of $80 during the applicable good-until-cancelled period for such order.
(3) Ms. Ruggeri’s trading plan provides for the sale, on November 11, 2024, at market price, of up to 4,979 shares to be received by Ms. Ruggeri upon the vesting of performance-based RSUs in November 2024.
(4) Ms. Ruggeri’s trading plan provides for the sale, on November 18, 2024, at market price, of up to up to 2,165 shares to be received by Ms. Ruggeri upon the vesting of time-based RSUs in November 2024.
(5) Except as indicated by footnote, each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all purchases or sales or the expiration of all of the orders relating to such trades, or (b) the date listed in the table. The trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule.
(6) The arrangement also provides for automatic expiration in the event of Ms. Ruggeri’s death, bankruptcy, or insolvency, notice from Ms. Ruggeri or her agent of termination of the trading arrangement, or a determination by the broker that the trading arrangement has been terminated or that a breach by Mr. Ruggeri has occurred or upon the broker’s exercise of its termination rights under the trading arrangement.

Item 6.Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	000-20322	4/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through March 17, 2021)	8-K	000-20322	3/19/2021	3.1
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—
101	The following financial statements from the Company’s 10-Q for the fiscal quarter ended December 31, 2023, formatted in iXBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements	—	—	—	—	X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	—	—	—	—	X

* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
January 30, 2024

STARBUCKS CORPORATION

By:	/s/ Rachel Ruggeri
Rachel Ruggeri
executive vice president, chief financial officer
Signing on behalf of the registrant and as principal financial officer