Form 10-Q/A
period 2023-12-31
STARBUCKS CORP
filed 2024-02-16
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q/A

Amendment No. 1

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
Shares Outstanding as of January 24, 2024
1,132.2 million

EXPLANATORY NOTE
Starbucks Corporation (the “Company”) is filing this Amendment No. 1 on Form
10-Q/A
(this “Amendment”) to its Quarterly Report on Form
10-Q
for the fiscal quarter ended December 31, 2023, which was originally filed with the Securities and Exchange Commission (the “SEC”) on January 30, 2024 (the “Original Filing”). This Amendment is being filed to revise Part II “Item 5. Other Information” by adding a Rule
10b5-1
trading arrangement entered into by Michael Conway, our group president, International and Channel Development, during the quarter ended December 31, 2023, which was inadvertently omitted from the disclosure included in the Original Filing.
In addition, as required by Rule
12b-15
of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Item 6 hereof, pursuant to Rule
13a-14(a)
or
15d-14(a)
of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment.
Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in Original Filing or reflect any events that have occurred after the Original Filing was made. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. No changes have been made to the financial statements of the Company as contained in the Original Filing. Accordingly, this Amendment should be read together with the Original Filing and the Company’s other filings with the SEC.

Item 5.	Other Information
Insider Adoption or Termination of Trading Arrangements:
During the fiscal quarter ended December 31, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule
10b5-1
trading arrangement” or
“non-Rule
10b5-1
trading arrangement,” as those terms are defined in Regulation
S-K,
Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration (6)	Other Material Terms	Date Terminated
Rachel Ruggeri, executive vice president, chief financial officer	November 28, 2023	Rule 10b5-1 Trading Arrangement	Up to $900,000 of shares to be sold (2) Plus Up to 4,979 shares to be sold (3) Plus Up to 2,165 shares to be sold (4)	December 3, 2024 (7)	N/A	N/A
Michael Conway, group president, International and Channel Development	November 14, 2023	Rule 10b5-1 Trading Arrangement	Up to 13,000 shares to be sold (5)	October 31, 2024 (7)	N/A	N/A

(1)	Except as indicated by footnote, each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the “Rule”).

(2)
Ms. Ruggeri’s trading plan provides for the sale of up to $300,000 of shares pursuant to each of three orders, to be entered in March, May, and August 2024, respectively, with such sales subject to a limit price of $80 per share during the applicable good-until-cancelled period for such order.

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
(5)
Mr. Conway’s trading plan provides for the sale of up to 3,250 shares pursuant to each of four orders, to be entered in February, April, June, and August 2024, respectively, with such sales subject to a limit price of $80 per share during the applicable good-until-cancelled period for such order.

(6)
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
period under the Rule.

(7)
The arrangement also provides for automatic expiration in the event of the officer’s death, bankruptcy, or insolvency, notice from the officer or the officer’s agent of termination of the trading arrangement, or a determination by the broker that the trading arrangement has been terminated or that a breach by the officer has occurred or upon the broker’s exercise of its termination rights under the trading arrangement.

Item 6.	Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

101	Inline XBRL ("iXBRL") for the information under Part II, Item 5, “Other Information” of this Amendment No. 1 on Form 10-Q/A	—	—	—	—	X

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	—	—	—	—	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
February 16, 2024

STARBUCKS CORPORATION

By:	/s/ Rachel Ruggeri
Rachel Ruggeri
executive vice president, chief financial officer
Signing on behalf of the registrant and as principal financial officer