Form 10-Q
period 2024-03-31
STARBUCKS CORP
filed 2024-04-30
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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

Shares Outstanding as of April 24, 2024
1,132.7 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended March 31, 2024

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data, unaudited)

	Quarter Ended		Two Quarters Ended
	Mar 31, 2024	Apr 2, 2023	Mar 31, 2024	Apr 2, 2023
Net revenues:
Company-operated stores	$7,052.6	$7,142.3	$14,807.9	$14,225.7
Licensed stores	1,054.5	1,069.5	2,246.6	2,189.0
Other	455.9	508.0	933.8	1,019.1
Total net revenues	8,563.0	8,719.8	17,988.3	17,433.8
Product and distribution costs	2,648.7	2,801.7	5,629.2	5,611.9
Store operating expenses	3,724.1	3,636.0	7,575.6	7,301.3
Other operating expenses	132.8	126.2	283.2	255.4
Depreciation and amortization expenses	371.9	341.9	737.2	669.0
General and administrative expenses	654.6	620.4	1,302.6	1,201.3
Restructuring and impairments	—	8.8	—	14.7
Total operating expenses	7,532.1	7,535.0	15,527.8	15,053.6
Income from equity investees	68.0	51.4	123.8	109.2
Gain from sale of assets	—	91.3	—	91.3
Operating income	1,098.9	1,327.5	2,584.3	2,580.7
Interest income and other, net	34.1	18.4	67.9	30.0
Interest expense	(140.6)	(136.3)	(280.7)	(266.0)
Earnings before income taxes	992.4	1,209.6	2,371.5	2,344.7
Income tax expense	219.9	301.3	574.6	581.1
Net earnings including noncontrolling interests	772.5	908.3	1,796.9	1,763.6
Net earnings attributable to noncontrolling interests	0.1	0.0	0.1	0.0
Net earnings attributable to Starbucks	$772.4	$908.3	$1,796.8	$1,763.6
Earnings per share - basic	$0.68	$0.79	$1.58	$1.54
Earnings per share - diluted	$0.68	$0.79	$1.58	$1.53
Weighted average shares outstanding:
Basic	1,132.4	1,148.5	1,134.5	1,148.4
Diluted	1,135.4	1,152.7	1,138.0	1,152.8

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended		Two Quarters Ended
	Mar 31, 2024	Apr 2, 2023	Mar 31, 2024	Apr 2, 2023
Net earnings including noncontrolling interests	$772.5	$908.3	$1,796.9	$1,763.6
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale debt securities	(0.4)	3.6	5.2	5.6
Tax (expense)/benefit	0.1	(0.8)	(1.3)	(1.3)
Unrealized gains/(losses) on cash flow hedging instruments	36.4	(1.2)	71.8	(181.9)
Tax (expense)/benefit	(9.3)	0.1	(11.1)	29.6
Unrealized gains/(losses) on net investment hedging instruments	92.5	(2.7)	67.3	(67.3)
Tax (expense)/benefit	(23.3)	0.7	(17.0)	17.0
Translation adjustment and other	(151.2)	74.7	31.9	283.6
Tax (expense)/benefit	1.1	—	(3.6)	—
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale debt securities, hedging instruments, and translation adjustment	(13.6)	(66.6)	11.3	(165.0)
Tax expense/(benefit)	4.0	9.5	2.2	21.3
Other comprehensive income/(loss)	(63.7)	17.3	156.7	(58.4)
Comprehensive income including noncontrolling interests	708.8	925.6	1,953.6	1,705.2
Comprehensive income attributable to noncontrolling interests	—	—	0.2	—
Comprehensive income attributable to Starbucks	$708.8	$925.6	$1,953.4	$1,705.2

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data, unaudited)

	Mar 31, 2024	Oct 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,764.1	$3,551.5
Short-term investments	362.5	401.5
Accounts receivable, net	1,110.3	1,184.1
Inventories	1,744.0	1,806.4
Prepaid expenses and other current assets	484.1	359.9
Total current assets	6,465.0	7,303.4
Long-term investments	280.4	247.4
Equity investments	440.2	439.9
Property, plant and equipment, net	7,817.4	7,387.1
Operating lease, right-of-use asset	8,686.5	8,412.6
Deferred income taxes, net	1,746.5	1,769.8
Other long-term assets	587.2	546.5
Other intangible assets	110.7	120.5
Goodwill	3,229.3	3,218.3
TOTAL ASSETS	$29,363.2	$29,445.5
LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$1,487.4	$1,544.3
Accrued liabilities	2,016.0	2,145.1
Accrued payroll and benefits	704.8	828.3
Current portion of operating lease liability	1,406.6	1,275.3
Stored value card liability and current portion of deferred revenue	1,872.0	1,700.2
Short-term debt	42.1	33.5
Current portion of long-term debt	—	1,818.6
Total current liabilities	7,528.9	9,345.3
Long-term debt	15,547.5	13,547.6
Operating lease liability	8,180.3	7,924.8
Deferred revenue	6,058.4	6,101.8
Other long-term liabilities	490.3	513.8
Total liabilities	37,805.4	37,433.3
Shareholders’ deficit:
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,132.7 and 1,142.6 shares, respectively	1.1	1.1
Additional paid-in capital	141.7	38.1
Retained deficit	(7,970.7)	(7,255.8)
Accumulated other comprehensive income/(loss)	(621.5)	(778.2)
Total shareholders’ deficit	(8,449.4)	(7,994.8)
Noncontrolling interests	7.2	7.0
Total deficit	(8,442.2)	(7,987.8)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)	$29,363.2	$29,445.5

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Two Quarters Ended
	Mar 31, 2024	Apr 2, 2023
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$1,796.9	$1,763.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	783.6	709.3
Deferred income taxes, net	4.0	2.6
Income earned from equity method investees	(132.3)	(109.9)
Distributions received from equity method investees	154.5	88.0
Gain on sale of assets	—	(91.3)
Stock-based compensation	173.0	159.3
Non-cash lease costs	689.5	584.7
Loss on retirement and impairment of assets	42.5	75.6
Other	16.3	22.6
Cash provided by/(used in) changes in operating assets and liabilities:
Accounts receivable	86.4	26.2
Inventories	64.5	194.6
Income taxes payable	(84.9)	15.8
Accounts payable	(51.6)	(51.2)
Deferred revenue	128.9	54.0
Operating lease liability	(635.1)	(621.8)
Other operating assets and liabilities	(146.3)	(461.3)
Net cash provided by operating activities	2,889.9	2,360.8
INVESTING ACTIVITIES:
Purchases of investments	(472.0)	(247.7)
Sales of investments	0.5	1.9
Maturities and calls of investments	498.7	270.0
Additions to property, plant and equipment	(1,255.0)	(1,002.0)
Proceeds from sale of assets	—	110.0
Other	(36.2)	(39.2)
Net cash used in investing activities	(1,264.0)	(907.0)
FINANCING ACTIVITIES:
Net (payments)/proceeds from issuance of commercial paper	—	(175.0)
Net proceeds from issuance of short-term debt	93.2	52.8
Repayments of short-term debt	(80.5)	—
Net proceeds from issuance of long-term debt	1,995.3	1,497.8
Repayments of long-term debt	(1,825.1)	(1,000.0)
Proceeds from issuance of common stock	58.4	129.8
Cash dividends paid	(1,293.5)	(1,217.4)
Repurchase of common stock	(1,266.7)	(479.3)
Minimum tax withholdings on share-based awards	(94.1)	(81.4)
Other	(10.6)	(10.7)
Net cash used in financing activities	(2,423.6)	(1,283.4)
Effect of exchange rate changes on cash and cash equivalents	10.4	83.0
Net increase/(decrease) in cash and cash equivalents	(787.3)	253.4
CASH AND CASH EQUIVALENTS:
Beginning of period	3,551.5	2,818.4
End of period	$2,764.1	$3,071.8
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$275.6	$250.4
Income taxes	$850.9	$636.8

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
For the Quarter Ended March 31, 2024 and April 2, 2023
(in millions, except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 31, 2023	1,132.2	$1.1	$38.2	$(8,097.5)	$(557.8)	$(8,616.0)	$7.1	$(8,608.9)
Net earnings	—	—	—	772.4	—	772.4	0.1	772.5
Other comprehensive loss	—	—	—	—	(63.6)	(63.6)	(0.1)	(63.7)
Stock-based compensation expense	—	—	79.1	—	—	79.1	—	79.1
Exercise of stock options/vesting of RSUs	0.3	—	10.9	—	—	10.9	—	10.9
Sale of common stock	0.2	—	13.0	—	—	13.0	—	13.0
Repurchase of common stock (1)	—	—	0.5	0.1	—	0.6	—	0.6
Cash dividends declared, $0.57 per share	—	—	—	(645.7)	—	(645.7)	—	(645.7)
Other	—	—	—	—	(0.1)	(0.1)	0.1	—
Balance, March 31, 2024	1,132.7	$1.1	$141.7	$(7,970.7)	$(621.5)	$(8,449.4)	$7.2	$(8,442.2)

Balance, January 1, 2023	1,148.5	$1.1	$67.2	$(8,203.2)	$(538.9)	$(8,673.8)	$7.9	$(8,665.9)
Net earnings	—	—	—	908.3	—	908.3	—	908.3
Other comprehensive income	—	—	—	—	17.3	17.3	—	17.3
Stock-based compensation expense	—	—	75.0	—	—	75.0	—	75.0
Exercise of stock options/vesting of RSUs	1.3	—	68.2	—	—	68.2	—	68.2
Sale of common stock	0.2	—	13.3	—	—	13.3	—	13.3
Repurchase of common stock	(3.0)	—	(182.5)	(121.5)	—	(304.0)	—	(304.0)
Cash dividends declared, $0.53 per share	—	—	—	(608.2)	—	(608.2)	—	(608.2)
Purchase of noncontrolling interests	—	—	(3.0)	—	—	(3.0)	(0.4)	(3.4)
Balance, April 2, 2023	1,147.0	$1.1	$38.2	$(8,024.6)	$(521.6)	$(8,506.9)	$7.5	$(8,499.4)

(1)Includes excise tax on share repurchases.
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
For the Two Quarters Ended March 31, 2024 and April 2, 2023
(in millions, except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, October 1, 2023	1,142.6	$1.1	$38.1	$(7,255.8)	$(778.2)	$(7,994.8)	$7.0	$(7,987.8)
Net earnings	—	—	—	1,796.8	—	1,796.8	0.1	1,796.9
Other comprehensive income	—	—	—	—	156.6	156.6	0.1	156.7
Stock-based compensation expense	—	—	175.2	—	—	175.2	—	175.2
Exercise of stock options/vesting of RSUs	2.6	—	(64.9)	—	—	(64.9)	—	(64.9)
Sale of common stock	0.3	—	29.2	—	—	29.2	—	29.2
Repurchase of common stock (1)	(12.8)	—	(35.9)	(1,223.9)	—	(1,259.8)	—	(1,259.8)
Cash dividends declared, $1.14 per share	—	—	—	(1,287.8)	—	(1,287.8)	—	(1,287.8)
Other	—	—	—	—	0.1	0.1	—	0.1
Balance, March 31, 2024	1,132.7	$1.1	$141.7	$(7,970.7)	$(621.5)	$(8,449.4)	$7.2	$(8,442.2)

Balance, October 2, 2022	1,147.9	$1.1	$205.3	$(8,449.8)	$(463.2)	$(8,706.6)	$7.9	$(8,698.7)
Net earnings	—	—	—	1,763.6	—	1,763.6	—	1,763.6
Other comprehensive loss	—	—	—	—	(58.4)	(58.4)	—	(58.4)
Stock-based compensation expense	—	—	161.4	—	—	161.4	—	161.4
Exercise of stock options/vesting of RSUs	3.7	—	23.5	—	—	23.5	—	23.5
Sale of common stock	0.3	—	24.9	—	—	24.9	—	24.9
Repurchase of common stock	(4.9)	—	(373.9)	(121.5)	—	(495.4)	—	(495.4)
Cash dividends declared, $1.06 per share	—	—	—	(1,216.9)	—	(1,216.9)	—	(1,216.9)
Purchase of noncontrolling interests	—	—	(3.0)	—	—	(3.0)	(0.4)	(3.4)
Balance, April 2, 2023	1,147.0	$1.1	$38.2	$(8,024.6)	$(521.6)	$(8,506.9)	$7.5	$(8,499.4)

(1)Includes excise tax on share repurchases.
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1: Summary of Significant Accounting Policies and Estimates
Financial Statement Preparation
The unaudited consolidated financial statements as of March 31, 2024, and for the quarters and two quarters ended March 31, 2024 and April 2, 2023, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarters and two quarters ended March 31, 2024 and April 2, 2023 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”), Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us,” or “our.”
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
The results of operations for the quarter and two quarters ended March 31, 2024 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 29, 2024 (“fiscal 2024”).
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance expanding segment disclosure requirements. The amendments require enhanced disclosure for certain segment items and require disclosure on how management uses reported measures to assess segment performance. The amendments do not change how segments are determined, aggregated, or how thresholds are applied to determine reportable segments. We expect to adopt the guidance for the fiscal year ending September 28, 2025. We are currently evaluating the expanded disclosure requirements and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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
In March 2024, the SEC issued its final climate disclosure rules, which require the disclosure of climate-related information in annual reports and registration statements. The rules require disclosure in the audited financial statements of certain effects of severe weather events and other natural conditions above certain financial thresholds, as well as amounts related to carbon offsets and renewable energy credits or certificates, if material. Disclosure requirements will begin phasing in for fiscal years beginning on or after January 1, 2025. On April 4, 2024, the SEC determined to voluntarily stay the final rules pending certain legal challenges. We are currently evaluating the impact of the new rules and expect to include updated climate-related disclosures in our Annual Report on Form 10-K for our fiscal year ending September 27, 2026, depending on the outcome of the legal challenges.

Note 2: Acquisitions, Divestitures, and Strategic Alliance
On January 13, 2023, we sold the assets, primarily consisting of intellectual properties associated with the Seattle’s Best Coffee brand, to Nestlé for $110.0 million. The transaction resulted in a pre-tax gain of $91.3 million, which was included in gain from sale of assets on our consolidated statements of earnings for the quarter and two quarters ended April 2, 2023. Results from Seattle’s Best Coffee operations prior to the sale are reported in our Channel Development operating segment.

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
Foreign Currency
To reduce cash flow volatility from foreign currency fluctuations, we enter into forward and swap contracts to hedge portions of cash flows of anticipated royalty payments, inventory purchases, and intercompany borrowing and lending activities. The resulting gains and losses from these derivatives are recorded in AOCI and subsequently reclassified to revenue, product and distribution costs, or interest income and other, net, respectively, when the hedged exposures affect net earnings.
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
Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge. Cash flows from hedging transactions are classified in the same categories as the cash flows from the respective hedged items. For de-designated cash flow hedges in which the underlying transactions are no longer probable of occurring or where price variability in the underlying cash flow ceases to exist, the related accumulated derivative gains or losses are recognized in interest income and other, net on our consolidated statements of earnings. These derivatives may be accounted for prospectively as non-designated derivatives until maturity, re-designated to new hedging relationships, or terminated early. We continue to believe transactions related to our other designated cash flow hedges are probable to occur.
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

Gains and losses on derivative contracts and foreign currency-denominated debt designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract/Debt Remaining Maturity (Months)
	Mar 31, 2024	Oct 1, 2023
Cash Flow Hedges:
Coffee	$16.2	$(78.1)	$16.2	4
Cross-currency swaps	0.2	(0.6)	—	8
Dairy	(1.3)	(1.8)	(1.3)	8
Foreign currency - other	30.6	39.6	21.4	33
Interest rates	(5.1)	(6.6)	(3.0)	0
Net Investment Hedges:
Cross-currency swaps	127.9	87.1	—	120
Foreign currency	16.0	16.0	—	0
Foreign currency debt	135.3	140.2	—	0

Pre-tax gains and losses on derivative contracts and foreign currency-denominated long-term debt designated as hedging instruments recognized in other comprehensive income (“OCI”) and reclassifications from AOCI to earnings (in millions):

	Quarter Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Location of gain/(loss)
	Mar 31, 2024	Apr 2, 2023	Mar 31, 2024	Apr 2, 2023
Cash Flow Hedges:
Coffee	$(1.2)	$(0.5)	$(6.2)	$59.9	Product and distribution costs
Cross-currency swaps	4.0	(2.5)	0.4	(3.0)	Interest expense
			3.3	(0.1)	Interest income and other, net
Dairy	(1.3)	(2.3)	(2.3)	(3.3)	Product and distribution costs
Foreign currency - other	34.9	3.8	7.4	4.0	Licensed stores revenue
			2.2	2.2	Product and distribution costs
Interest rates	—	0.3	(1.0)	0.2	Interest expense
Net Investment Hedges:
Cross-currency swaps (1)	67.0	(1.1)	10.2	7.0	Interest expense
Foreign currency debt	25.5	(1.6)	—	—

	Two Quarters Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Location of gain/(loss)
	Mar 31, 2024	Apr 2, 2023	Mar 31, 2024	Apr 2, 2023
Cash Flow Hedges:
Coffee	$63.1	$(119.9)	$(46.6)	$156.6	Product and distribution costs
Cross-currency swaps	2.4	(14.2)	1.0	(5.7)	Interest expense
			0.6	(9.2)	Interest income and other, net
Dairy	(3.2)	(5.9)	(3.9)	(4.8)	Product and distribution costs
Foreign currency - other	9.5	(42.2)	16.2	11.9	Licensed stores revenue
			5.0	4.4	Product and distribution costs
			—	0.2	Interest income and other, net
Interest rates	—	0.3	(2.0)	(0.3)	Interest expense
Net Investment Hedges:
Cross-currency swaps (1)	73.6	(15.1)	19.1	12.3	Interest expense
Foreign currency debt	(6.3)	(52.2)	—	—

(1) Gains and losses recognized in earnings relate to components excluded from the assessment of effectiveness.

Pre-tax gains and losses on non-designated derivatives and designated fair value hedging instruments and the related fair value hedged item recognized in earnings (in millions):

		Gains/(Losses) Recognized in Earnings
	Location of gain/(loss) recognized in earnings	Quarter Ended		Two Quarters Ended
		Mar 31, 2024	Apr 2, 2023	Mar 31, 2024	Apr 2, 2023
Non-Designated Derivatives:
Foreign currency - other	Interest income and other, net	$3.6	$1.6	$1.2	$(10.0)
Coffee	Interest income and other, net	—	—	—	(5.5)
Diesel fuel and other commodities	Interest income and other, net	0.3	(1.7)	(0.4)	(1.9)
Fair Value Hedges:
Interest rate swaps	Interest expense	(8.7)	4.7	2.4	3.1
Long-term debt (hedged item)	Interest expense	5.7	(12.1)	(8.6)	(15.4)
Notional amounts of outstanding derivative contracts (in millions):

	Mar 31, 2024	Oct 1, 2023
Coffee	$68	$266
Cross-currency swaps	1,746	1,076
Dairy	52	71
Diesel fuel and other commodities	14	7
Foreign currency - other	1,191	1,164
Interest rate swaps	350	1,100

Fair value of outstanding derivative contracts (in millions) including the location of the asset and/or liability on the consolidated balance sheets:

		Derivative Assets
	Balance Sheet Location	Mar 31, 2024	Oct 1, 2023
Designated Derivative Instruments:
Cross-currency swaps	Prepaid expenses and other current assets	$13.0	$—
	Other long-term assets	164.5	130.1
Dairy	Prepaid expenses and other current assets	0.5	0.4
Foreign currency - other	Prepaid expenses and other current assets	27.3	32.0
	Other long-term assets	16.7	22.9
Interest rate swaps	Prepaid expenses and other current assets	—	0.4
Non-designated Derivative Instruments:
Dairy	Prepaid expenses and other current assets	0.1	—
Diesel fuel and other commodities	Prepaid expenses and other current assets	0.2	0.7
Foreign currency	Prepaid expenses and other current assets	7.0	7.5
		Derivative Liabilities
	Balance Sheet Location	Mar 31, 2024	Oct 1, 2023
Designated Derivative Instruments:
Dairy	Accrued liabilities	$1.7	$1.1
Foreign currency - other	Accrued liabilities	2.6	2.0
	Other long-term liabilities	2.2	—
Interest rate swaps	Other long-term liabilities	32.9	41.4
Non-designated Derivative Instruments:
Dairy	Accrued liabilities	0.4	—
Diesel fuel and other commodities	Accrued liabilities	0.1	—
Foreign currency	Accrued liabilities	0.7	0.5
	Other long-term liabilities	—	1.8
The following amounts were recorded on the consolidated balance sheets related to fixed-to-floating interest rate swaps designated in fair value hedging relationships (in millions):

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount
	Mar 31, 2024	Oct 1, 2023	Mar 31, 2024	Oct 1, 2023
Location on the balance sheet
Long-term debt(1)	$318.6	$1,060.0	$(31.4)	$(40.0)
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

Note 4: Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,764.1	$2,764.1	$—	$—
Short-term investments:
Available-for-sale debt securities
Corporate debt securities	37.7	—	37.7	—
Foreign corporate bonds	0.2	—	0.2	—
Mortgage and other asset-backed securities	0.3	—	0.3	—
State and local government obligations	1.4	—	1.4	—
U.S. government treasury securities	16.5	16.5	—	—
Total available-for-sale debt securities	56.1	16.5	39.6	—
Structured deposits	221.9	—	221.9	—
Marketable equity securities	84.5	84.5	—	—
Total short-term investments	362.5	101.0	261.5	—
Prepaid expenses and other current assets:
Derivative assets	48.1	—	48.1	—
Long-term investments:
Available-for-sale debt securities
Corporate debt securities	127.4	—	116.9	10.5
Mortgage and other asset-backed securities	52.6	—	52.6	—
State and local government obligations	2.7	—	2.7	—
U.S. government treasury securities	97.5	97.5	—	—
Total available-for-sale debt securities	280.2	97.5	172.2	10.5
Structured deposits	0.2	—	0.2	—
Total long-term investments	280.4	97.5	172.4	10.5
Other long-term assets:
Derivative assets	181.2	—	181.2	—
Total assets	$3,636.3	$2,962.6	$663.2	$10.5
Liabilities:
Accrued liabilities:
Derivative liabilities	$5.5	$—	$5.5	$—
Other long-term liabilities:
Derivative liabilities	35.1	—	35.1	—
Total liabilities	$40.6	$—	$40.6	$—

		Fair Value Measurements at Reporting Date Using
	Balance at October 1, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,551.5	$3,551.5	$—	$—
Short-term investments:
Available-for-sale debt securities
Corporate debt securities	64.0	—	64.0	—
U.S. government treasury securities	2.8	2.8	—	—
Foreign government obligations	3.9	—	3.9	—
Total available-for-sale debt securities	70.7	2.8	67.9	—
Structured deposits	261.2	—	261.2	—
Marketable equity securities	69.6	69.6	—	—
Total short-term investments	401.5	72.4	329.1	—
Prepaid expenses and other current assets:
Derivative assets	41.0	—	41.0	—
Long-term investments:
Available-for-sale debt securities
Corporate debt securities	91.1	—	91.1	—
Mortgage and other asset-backed securities	50.2	—	50.2	—
State and local government obligations	1.3	—	1.3	—
U.S. government treasury securities	104.7	104.7	—	—
Total long-term investments	247.3	104.7	142.6	—
Other long-term assets:
Derivative assets	153.0	—	153.0	—
Total assets	$4,394.3	$3,728.6	$665.7	$—
Liabilities:
Accrued liabilities:
Derivative liabilities	$3.6	$—	$3.6	$—
Other long-term liabilities:
Derivative liabilities	43.2	—	43.2	—
Total liabilities	$46.8	$—	$46.8	$—
There were no material transfers between levels, and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Gross unrealized holding gains and losses on available-for-sale debt securities, structured deposits, and marketable equity securities were not material as of March 31, 2024 and October 1, 2023.
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
The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 8, Debt. There were no material fair value adjustments during the two quarters ended March 31, 2024 and April 2, 2023.

Note 5: Inventories (in millions):

	Mar 31, 2024	Oct 1, 2023
Coffee:
Unroasted	$694.9	$747.7
Roasted	257.7	280.3
Other merchandise held for sale	313.4	364.6
Packaging and other supplies	478.0	413.8
Total	$1,744.0	$1,806.4
Other merchandise held for sale includes, among other items, serveware, food, and tea. Inventory levels vary due to seasonality, commodity market supply, and price fluctuations.
As of March 31, 2024, we had committed to purchasing green coffee totaling $398.6 million under fixed-price contracts and an estimated $855.6 million under price-to-be-fixed contracts. A portion of our price-to-be-fixed contracts are effectively fixed through the use of futures. See Note 3, Derivative Financial Instruments, for further discussion. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base “C” coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on established relationships with our suppliers and continuous monitoring, the risk of non-delivery on these purchase commitments is remote.
Note 6: Supplemental Balance Sheet and Statement of Earnings Information (in millions):
Property, Plant and Equipment, net

	Mar 31, 2024	Oct 1, 2023
Land	$46.1	$46.1
Buildings	671.8	666.5
Leasehold improvements	10,532.8	10,133.7
Store equipment	3,468.0	3,332.5
Roasting equipment	880.1	859.4
Furniture, fixtures and other	1,741.1	1,664.5
Work in progress	713.5	607.5
Property, plant and equipment, gross	18,053.4	17,310.2
Accumulated depreciation	(10,236.0)	(9,923.1)
Property, plant and equipment, net	$7,817.4	$7,387.1
Accrued Liabilities

	Mar 31, 2024	Oct 1, 2023
Accrued occupancy costs	$78.0	$86.7
Accrued dividends payable	645.5	651.2
Accrued capital and other operating expenditures	743.7	771.7
Insurance reserves	252.0	233.5
Income taxes payable	102.6	189.3
Accrued business taxes	194.2	212.7
Total accrued liabilities	$2,016.0	$2,145.1

Store Operating Expenses

	Quarter Ended		Two Quarters Ended
	Mar 31, 2024	Apr 2, 2023	Mar 31, 2024	Apr 2, 2023
Wages and benefits	$2,139.4	$2,174.3	$4,348.7	$4,389.9
Occupancy costs	741.3	703.4	1,487.0	1,374.9
Other expenses	843.4	758.3	1,739.9	1,536.5
Total store operating expenses	$3,724.1	$3,636.0	$7,575.6	$7,301.3
Note 7: Other Intangible Assets and Goodwill
Indefinite-Lived Intangible Assets

(in millions)	Mar 31, 2024	Oct 1, 2023
Trade names, trademarks and patents	$79.5	$79.4

Finite-Lived Intangible Assets

	Mar 31, 2024			Oct 1, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and reacquired rights	$962.0	$(962.0)	$—	$957.6	$(957.6)	$—
Acquired trade secrets and processes	27.6	(27.6)	—	27.6	(27.6)	—
Trade names, trademarks and patents	130.3	(100.6)	29.7	131.0	(91.9)	39.1
Licensing agreements	12.9	(11.4)	1.5	13.0	(11.0)	2.0
Other finite-lived intangible assets	20.3	(20.3)	—	20.1	(20.1)	—
Total finite-lived intangible assets	$1,153.1	$(1,121.9)	$31.2	$1,149.3	$(1,108.2)	$41.1
Amortization expense for finite-lived intangible assets was $5.1 million and $10.2 million for the quarter and two quarters ended March 31, 2024, respectively, and $5.3 million and $10.9 million for the quarter and two quarters ended April 2, 2023, respectively.
Estimated future amortization expense as of March 31, 2024 (in millions):

Fiscal Year	Total
2024 (excluding the two quarters ended March 31, 2024)	$9.9
2025	14.0
2026	2.1
2027	1.8
2028	1.2
Thereafter	2.2
Total estimated future amortization expense	$31.2
Goodwill
Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	North America	International	Channel Development	Corporate and Other	Total
Goodwill balance at October 1, 2023	$491.5	$2,691.1	$34.7	$1.0	$3,218.3
Other(1)	(0.1)	11.1	—	—	11.0
Goodwill balance at March 31, 2024	$491.4	$2,702.2	$34.7	$1.0	$3,229.3
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
The 2021 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of March 31, 2024, we were in compliance with all applicable covenants. No amounts were outstanding under our 2021 credit facility as of March 31, 2024 or October 1, 2023.
Short-term Debt
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our 2021 credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures, and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock, and share repurchases. No amounts were outstanding under our commercial paper program as of March 31, 2024 and October 1, 2023.
Additionally, we hold the following Japanese yen-denominated credit facilities that are available for working capital needs and capital expenditures within our Japanese market:
•A ¥5.0 billion, or $33.0 million, credit facility is currently set to mature on December 30, 2024. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on Tokyo Interbank Offered Rate (“TIBOR”) plus an applicable margin of 0.400%.
•A ¥10.0 billion, or $66.1 million, credit facility is currently set to mature on March 27, 2025. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.300%.
As of March 31, 2024, we had ¥5.0 billion, or $33.0 million, of borrowings outstanding under these credit facilities. As of October 1, 2023, we had ¥5.0 billion, or $33.5 million, of borrowings outstanding under these credit facilities.

Long-term Debt
Components of long-term debt including the associated interest rates and related estimated fair values by calendar maturity (in millions, except interest rates):

	Mar 31, 2024		Oct 1, 2023		Stated Interest Rate	Effective Interest Rate(1)
Issuance	Amount	Estimated Fair Value	Amount	Estimated Fair Value
October 2023 notes(2)	$—	$—	$750.0	$749.9	3.850%	2.859%
February 2024 notes(3)	—	—	500.0	504.2	5.848%	6.079%
March 2024 notes(4)	—	—	569.3	569.3	0.372%	0.462%
August 2025 notes	1,250.0	1,225.4	1,250.0	1,210.5	3.800%	3.721%
February 2026 notes	1,000.0	994.3	1,000.0	985.5	4.750%	4.788%
June 2026 notes	500.0	472.5	500.0	463.5	2.450%	2.511%
February 2027 notes	1,000.0	998.0	—	—	4.850%	4.958%
March 2027 notes	500.0	459.6	500.0	446.1	2.000%	2.058%
March 2028 notes	600.0	570.4	600.0	554.7	3.500%	3.529%
November 2028 notes	750.0	726.8	750.0	704.5	4.000%	3.958%
August 2029 notes(2)	1,000.0	942.6	1,000.0	904.1	3.550%	3.840%
March 2030 notes	750.0	646.4	750.0	615.1	2.250%	3.084%
November 2030 notes	1,250.0	1,083.6	1,250.0	1,027.1	2.550%	2.582%
February 2031 notes	500.0	497.4	—	—	4.900%	5.046%
February 2032 notes	1,000.0	874.8	1,000.0	828.0	3.000%	3.155%
February 2033 notes	500.0	495.0	500.0	470.7	4.800%	3.798%
February 2034 notes	500.0	496.5	—	—	5.000%	5.127%
June 2045 notes	350.0	303.7	350.0	275.3	4.300%	4.348%
December 2047 notes	500.0	393.7	500.0	354.0	3.750%	3.765%
November 2048 notes	1,000.0	878.0	1,000.0	799.0	4.500%	4.504%
August 2049 notes	1,000.0	869.5	1,000.0	792.7	4.450%	4.447%
March 2050 notes	500.0	355.8	500.0	328.6	3.350%	3.362%
November 2050 notes	1,250.0	925.9	1,250.0	843.4	3.500%	3.528%
Total	15,700.0	14,209.9	15,519.3	13,426.2
Aggregate debt issuance costs and unamortized premium/(discount), net	(121.1)		(113.1)
Hedge accounting fair value adjustment(2)	(31.4)		(40.0)
Total	$15,547.5		$15,366.2
(1)Includes the effects of the amortization of any premium or discount and any gain or loss upon settlement of related treasury locks or forward-starting interest rate swaps utilized to hedge interest rate risk prior to the debt issuance.
(2)Amount includes the change in fair value due to changes in benchmark interest rates related to hedging our October 2023 notes and $350.0 million of our August 2029 notes. Refer to Note 3, Derivative Financial Instruments, for additional information on our interest rate swap agreements designated as fair value hedges.
(3)Floating rate notes that bear interest at a rate equal to Compounded SOFR (as defined in the February 2024 notes) plus 0.420%, resulting in a stated interest rate of 5.848% at maturity on February 14, 2024.
(4)Japanese yen-denominated long-term debt.

The following table summarizes our long-term debt maturities as of March 31, 2024 by fiscal year (in millions):

Fiscal Year	Total
2024	$—
2025	1,250.0
2026	1,500.0
2027	1,500.0
2028	600.0
Thereafter	10,850.0
Total	$15,700.0
Note 9: Leases
The components of lease costs (in millions):

	Quarter Ended		Two Quarters Ended
	Mar 31, 2024	Apr 2, 2023	Mar 31, 2024	Apr 2, 2023
Operating lease costs(1)	$424.1	$401.7	$841.5	$786.5
Variable lease costs	271.7	253.9	543.6	489.2
Short-term lease costs	7.2	7.0	14.9	14.0
Total lease costs	$703.0	$662.6	$1,400.0	$1,289.7
(1)Includes immaterial amounts of sublease income and rent concessions.
The following table includes supplemental information (in millions):

	Two Quarters Ended
	Mar 31, 2024	Apr 2, 2023
Cash paid related to operating lease liabilities	$778.8	$819.0
Operating lease liabilities arising from obtaining right-of-use assets	980.5	828.0

	Mar 31, 2024	Apr 2, 2023
Weighted-average remaining operating lease term	8.6 years	8.5 years
Weighted-average operating lease discount rate	3.2%	2.9%
Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued liabilities and other long-term liabilities on the consolidated balance sheet. There were no material finance leases as of March 31, 2024 and October 1, 2023.
Minimum future maturities of operating lease liabilities (in millions):

Fiscal Year	Total
2024 (excluding the two quarters ended March 31, 2024)	$861.1
2025	1,658.0
2026	1,515.8
2027	1,338.7
2028	1,139.4
Thereafter	4,589.9
Total lease payments	11,102.9
Less imputed interest	(1,515.9)
Total	$9,587.0
As of March 31, 2024, we have entered into operating leases that have not yet commenced of $1.6 billion, primarily related to real estate leases. These leases will commence between fiscal year 2024 and fiscal year 2027 with lease terms ranging from two to twenty years.

Note 10: Deferred Revenue
Our deferred revenue primarily consists of the prepaid royalty from Nestlé, for which we have continuing performance obligations to support the Global Coffee Alliance, our unredeemed stored value card liability, and unredeemed loyalty points (“Stars”) associated with our loyalty program.
As of March 31, 2024, the current and long-term deferred revenue related to the Nestlé up-front payment was $177.0 million and $5.9 billion, respectively. As of October 1, 2023, the current and long-term deferred revenue related to the Nestlé up-front payment was $177.0 million and $6.0 billion, respectively. During each of the quarters ended March 31, 2024 and April 2, 2023, we recognized $44.1 million of prepaid royalty revenue related to Nestlé. During each of the two quarters ended March 31, 2024 and April 2, 2023, we recognized $88.2 million of prepaid royalty revenue related to Nestlé.
Changes in our deferred revenue balance related to our stored value cards and loyalty program (in millions):

Quarter Ended March 31, 2024	Total
Stored value cards and loyalty program at December 31, 2023	$2,169.7
Revenue deferred - card activations, card reloads and Stars earned	3,456.5
Revenue recognized - card and Stars redemptions and breakage	(3,792.4)
Other(1)	(14.9)
Stored value cards and loyalty program at March 31, 2024(2)	$1,818.9

Quarter Ended April 2, 2023	Total
Stored value cards and loyalty program at January 1, 2023	$2,025.6
Revenue deferred - card activations, card reloads and Stars earned	3,416.0
Revenue recognized - card and Stars redemptions and breakage	(3,778.4)
Other(1)	1.3
Stored value cards and loyalty program at April 2, 2023(2)	$1,664.5

Two Quarters Ended March 31, 2024	Total
Stored value cards and loyalty program at October 1, 2023	$1,567.5
Revenue deferred - card activations, card reloads and Stars earned	8,143.7
Revenue recognized - card and Stars redemptions and breakage	(7,890.8)
Other(1)	(1.5)
Stored value cards and loyalty program at March 31, 2024(2)	$1,818.9

Two Quarters Ended April 2, 2023	Total
Stored value cards and loyalty program at October 2, 2022	$1,503.0
Revenue deferred - card activations, card reloads and Stars earned	7,639.4
Revenue recognized - card and Stars redemptions and breakage	(7,492.5)
Other(1)	14.6
Stored value cards and loyalty program at April 2, 2023(2)	$1,664.5
(1)“Other” primarily consists of changes in the stored value cards and loyalty program balances resulting from foreign currency translation.
(2)As of March 31, 2024 and April 2, 2023, approximately $1.7 billion and $1.6 billion, respectively, of these amounts were current.

Note 11:     Equity
Changes in AOCI by component, net of tax (in millions):

Quarter Ended	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
March 31, 2024
Net gains/(losses) in AOCI, beginning of period	$(7.9)	$15.7	$217.7	$(783.3)	$(557.8)
Net gains/(losses) recognized in OCI before reclassifications	(0.3)	27.1	69.2	(150.0)	(54.0)
Net (gains)/losses reclassified from AOCI to earnings	0.3	(2.2)	(7.7)	—	(9.6)
Other comprehensive income/(loss) attributable to Starbucks	—	24.9	61.5	(150.0)	(63.6)
Other comprehensive income/(loss) attributable to NCI	—	—	—	(0.1)	(0.1)
Net gains/(losses) in AOCI, end of period	$(7.9)	$40.6	$279.2	$(933.4)	$(621.5)

April 2, 2023
Net gains/(losses) in AOCI, beginning of period	$(13.9)	$(34.9)	$156.8	$(646.9)	$(538.9)
Net gains/(losses) recognized in OCI before reclassifications	2.8	(1.1)	(2.0)	74.7	74.4
Net (gains)/losses reclassified from AOCI to earnings	0.2	(52.1)	(5.2)	—	(57.1)
Other comprehensive income/(loss) attributable to Starbucks	3.0	(53.2)	(7.2)	74.7	17.3
Net gains/(losses) in AOCI, end of period	$(10.9)	$(88.1)	$149.6	$(572.2)	$(521.6)

Two Quarters Ended	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
March 31, 2024
Net gains/(losses) in AOCI, beginning of period	$(12.3)	$(47.5)	$243.3	$(961.7)	$(778.2)
Net gains/(losses) recognized in OCI before reclassifications	3.9	60.7	50.3	28.2	143.1
Net (gains)/losses reclassified from AOCI to earnings	0.5	27.4	(14.4)	—	13.5
Other comprehensive income/(loss) attributable to Starbucks	4.4	88.1	35.9	28.2	156.6
Other comprehensive income/(loss) attributable to NCI	—	—	—	0.1	0.1
Net gains/(losses) in AOCI, end of period	$(7.9)	$40.6	$279.2	$(933.4)	$(621.5)

April 2, 2023
Net gains/(losses) in AOCI, beginning of period	$(15.5)	$199.0	$209.1	$(855.8)	$(463.2)
Net gains/(losses) recognized in OCI before reclassifications	4.3	(152.3)	(50.3)	283.6	85.3
Net (gains)/losses reclassified from AOCI to earnings	0.3	(134.8)	(9.2)	—	(143.7)
Other comprehensive income/(loss) attributable to Starbucks	4.6	(287.1)	(59.5)	283.6	(58.4)
Net gains/(losses) in AOCI, end of period	$(10.9)	$(88.1)	$149.6	$(572.2)	$(521.6)

Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):

Quarter Ended
AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Mar 31, 2024	Apr 2, 2023
Gains/(losses) on available-for-sale debt securities	$(0.4)	$(0.3)	Interest income and other, net
Gains/(losses) on cash flow hedges	3.8	59.9	Please refer to Note 3, Derivative Financial Instruments for additional information.
Gains/(losses) on net investment hedges	10.2	7.0	Interest expense
	13.6	66.6	Total before tax
	(4.0)	(9.5)	Tax expense
	$9.6	$57.1	Net of tax

Two Quarters Ended
AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Mar 31, 2024	Apr 2, 2023
Gains/(losses) on available-for-sale debt securities	$(0.7)	$(0.4)	Interest income and other, net
Gains/(losses) on cash flow hedges	(29.7)	153.1	Please refer to Note 3, Derivative Financial Instruments for additional information.
Gains/(losses) on net investment hedges	19.1	12.3	Interest expense
	(11.3)	165.0	Total before tax
	(2.2)	(21.3)	Tax expense
	$(13.5)	$143.7	Net of tax
In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, we have 7.5 million shares of authorized preferred stock, none of which was outstanding as of March 31, 2024.
During the two quarters ended March 31, 2024 and April 2, 2023, we repurchased 12.8 million and 4.9 million shares of common stock on the open market for $1,250.1 million and $495.3 million, respectively. As of March 31, 2024, 29.8 million shares remained available for repurchase under current authorizations.
During the second quarter of fiscal 2024, our Board of Directors approved a quarterly cash dividend to shareholders of $0.57 per share to be paid on May 31, 2024 to shareholders of record as of the close of business on May 17, 2024.
Note 12: Employee Stock Plans
As of March 31, 2024, there were 84.9 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 10.0 million shares available for issuance under our employee stock purchase plan.
Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended		Two Quarters Ended
	Mar 31, 2024	Apr 2, 2023	Mar 31, 2024	Apr 2, 2023
Restricted Stock Units (“RSUs”)	$78.3	$74.1	$173.2	$159.2
Options	(0.1)	0.0	(0.2)	0.1
Total stock-based compensation expense	$78.2	$74.1	$173.0	$159.3
Stock option and RSU transactions from October 1, 2023 through March 31, 2024 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, October 1, 2023	2.0	7.3
Granted	—	4.1
Options exercised/RSUs vested	(0.6)	(2.9)
Forfeited/expired	—	(0.4)
Options outstanding/Nonvested RSUs, March 31, 2024	1.4	8.1
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of March 31, 2024	$—	$314.1

Note 13: Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended		Two Quarters Ended
	Mar 31, 2024	Apr 2, 2023	Mar 31, 2024	Apr 2, 2023
Net earnings attributable to Starbucks	$772.4	$908.3	$1,796.8	$1,763.6
Weighted average common shares outstanding (for basic calculation)	1,132.4	1,148.5	1,134.5	1,148.4
Dilutive effect of outstanding common stock options and RSUs	3.0	4.2	3.5	4.4
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,135.4	1,152.7	1,138.0	1,152.8
EPS — basic	$0.68	$0.79	$1.58	$1.54
EPS — diluted	$0.68	$0.79	$1.58	$1.53
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
Consolidated revenue mix by product type (in millions):

	Quarter Ended				Two Quarters Ended
	Mar 31, 2024		Apr 2, 2023		Mar 31, 2024		Apr 2, 2023
Beverage(1)	$5,160.6	60%	$5,226.9	60%	$10,856.4	60%	$10,401.4	60%
Food(2)	1,583.0	18%	1,590.9	18%	3,339.9	19%	3,157.0	18%
Other(3)	1,819.4	22%	1,902.0	22%	3,792.0	21%	3,875.4	22%
Total	$8,563.0	100%	$8,719.8	100%	$17,988.3	100%	$17,433.8	100%
(1)“Beverage” represents sales within our company-operated stores.
(2)“Food” includes sales within our company-operated stores.
(3)“Other” primarily consists of packaged and single-serve coffees and teas, royalty and licensing revenues, beverage-related ingredients, and serveware, among other items.

The tables below present financial information for our reportable operating segments and Corporate and Other (in millions):
Quarter Ended

	North America	International	Channel Development	Corporate and Other	Total
March 31, 2024
Total net revenues	$6,380.0	$1,757.3	$418.2	$7.5	$8,563.0
Depreciation and amortization expenses	257.1	84.3	—	30.5	371.9
Income from equity investees	—	0.2	67.8	—	68.0
Operating income/(loss)	$1,148.3	$233.8	$216.3	$(499.5)	$1,098.9

April 2, 2023
Total net revenues	$6,380.6	$1,854.8	$480.7	$3.7	$8,719.8
Depreciation and amortization expenses	226.3	86.3	0.0	29.3	341.9
Income from equity investees	—	0.8	50.6	—	51.4
Operating income/(loss)	$1,217.9	$314.7	$262.1	$(467.2)	$1,327.5

Two Quarters Ended
	North America	International	Channel Development	Corporate and Other	Total
March 31, 2024
Total net revenues	$13,500.7	$3,603.6	$866.2	$17.8	$17,988.3
Depreciation and amortization expenses	507.5	168.3	—	61.4	737.2
Income from equity investees	—	0.3	123.5	—	123.8
Operating income/(loss)	$2,669.1	$475.3	$426.0	$(986.1)	$2,584.3

April 2, 2023
Total net revenues	$12,931.8	$3,534.9	$958.9	$8.2	$17,433.8
Depreciation and amortization expenses	443.1	167.7	0.1	58.1	669.0
Income from equity investees	—	1.2	108.0	—	109.2
Operating income/(loss)	$2,430.4	$555.1	$488.4	$(893.2)	$2,580.7

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
•higher costs, lower quality, or unavailability of coffee, dairy, cocoa, energy, water, raw materials, or product ingredients;
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
•negative publicity related to our Company, products, brands, marketing, executive leadership, partners, Board of Directors, founder, operations, business performance, expansions, initiatives, strategies, investments, plans, or prospects;
•potential negative effects of a material breach, failure, or corruption of our information technology systems or those of our direct and indirect business partners, suppliers, or third-party providers, or failure to comply with data protection laws;
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
•failure to comply with anti-corruption laws, trade sanctions, and restrictions, or similar laws or regulations; and
•the impact of significant legal disputes and proceedings, or government investigations.

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

Introduction and Overview
Starbucks is the premier roaster, marketer, and retailer of specialty coffee in the world, operating in 86 markets. As of March 31, 2024, Starbucks had more than 38,900 company-operated and licensed stores, an increase of 6% from the prior year. Additionally, we sell a variety of consumer-packaged goods, primarily through the Global Coffee Alliance established with Nestlé and other partnerships and joint ventures.
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
Starbucks results for the second quarter of fiscal 2024 reflect a complex operating environment globally, including softening consumer sentiment, a pervasive inflationary environment, and disruptions due to multiple international conflicts. However, efficiencies continue to be realized from the strategies underpinning Reinvention, leading to tangible financial benefits, which counterbalance broader headwinds. During the second quarter of fiscal 2024, consolidated net revenues decreased 2% to $8.6 billion compared to $8.7 billion in the second quarter of fiscal 2023, primarily driven by a decline in global comparable store sales and unfavorable foreign currency fluctuations, partially offset by incremental revenues from net new company-operated store openings over the past 12 months. During the quarter ended March 31, 2024, our global comparable store sales declined 4%, primarily driven by a 3% decline in the U.S. market and a 6% decline internationally. Consolidated operating margin decreased 240 basis points from the prior year to 12.8%, primarily driven by deleverage, increased investments in store partner wages and benefits, increased promotional activity, lapping the gain from the sale of our Seattle’s Best Coffee brand in the second quarter of fiscal 2023, and higher general and administrative expenses, primarily in support of Reinvention. These decreases were partially offset by strategic pricing and in-store operational efficiencies.
We anticipate the complex global operating environment and the related headwinds we experienced in the first half of fiscal 2024 may continue to impact the balance of our fiscal year. Despite these challenges, we have many strengths to build upon, including our global brand, our loyal global customer base, strong new store performance, an innovative pipeline of products, and our continued execution against Reinvention-related operational efficiencies. Our Triple Shot Reinvention strategy is progressing, enhancing our capabilities and giving us continued confidence in our long-term growth and durable business model.

Results of Operations (in millions)
Revenues

	Quarter Ended				Two Quarters Ended
	Mar 31, 2024	Apr 2, 2023	$ Change	% Change	Mar 31, 2024	Apr 2, 2023	$ Change	% Change
Company-operated stores	$7,052.6	$7,142.3	$(89.7)	(1.3)%	$14,807.9	$14,225.7	$582.2	4.1%
Licensed stores	1,054.5	1,069.5	(15.0)	(1.4)	2,246.6	2,189.0	57.6	2.6
Other	455.9	508.0	(52.1)	(10.3)	933.8	1,019.1	(85.3)	(8.4)
Total net revenues	$8,563.0	$8,719.8	$(156.8)	(1.8)%	$17,988.3	$17,433.8	$554.5	3.2%
For the quarter ended March 31, 2024 compared with the quarter ended April 2, 2023

Total net revenues for the second quarter of fiscal 2024 decreased $157 million, primarily due to lower revenues from company-operated stores ($90 million). The decrease in revenues from company-operated stores was driven by a 4% decrease in comparable store sales ($253 million), attributable to a 6% decrease in comparable transactions and a 2% increase in average ticket. Also contributing to company-operated stores revenue were unfavorable foreign currency translation impacts ($91 million). Partially offsetting these decreases were incremental revenues from 1,454 net new company-operated stores, or an 8% increase, over the past 12 months ($255 million).
Licensed stores revenue decreased $15 million, primarily driven by lower product and equipment sales to and royalty revenues from our licensees ($11 million) and unfavorable foreign currency translation impacts ($7 million).
Other revenues decreased $52 million, primarily due to a decline in revenue in the Global Coffee Alliance ($59 million) following the sale of our Seattle’s Best Coffee brand to Nestlé in the second quarter of fiscal 2023 as well as product SKU optimization.
For the two quarters ended March 31, 2024 compared with the two quarters ended April 2, 2023
Total net revenues for the first two quarters of fiscal 2024 increased $555 million, primarily due to higher revenues from company-operated stores ($582 million). The growth of company-operated stores revenue was driven by incremental revenues from 1,454 net new company-operated stores, or an 8% increase, over the past 12 months ($582 million). Also contributing to the growth of company-operated stores revenue was a 1% increase in comparable store sales ($117 million), attributable to a 2% increase in average ticket, partially offset by a 1% decrease in comparable transactions. Partially offsetting these increases to company-operated stores revenue were unfavorable foreign currency translation impacts ($121 million).
Licensed stores revenue increased $58 million, driven by higher product and equipment sales to, and royalty revenues from, our licensees ($51 million), primarily driven by revenues from 863 net new licensed store openings, or a 5% increase, over the past 12 months.
Other revenues decreased $85 million, primarily due to a decline in revenue in the Global Coffee Alliance ($78 million) following the sale of our Seattle’s Best Coffee brand to Nestlé in the second quarter of fiscal 2023 as well as product SKU optimization.
Operating Expenses

	Quarter Ended					Two Quarters Ended
	Mar 31, 2024	Apr 2, 2023	$ Change	Mar 31, 2024	Apr 2, 2023	Mar 31, 2024	Apr 2, 2023	$ Change	Mar 31, 2024	Apr 2, 2023
				As a % of Total Net Revenues					As a % of Total Net Revenues
Product and distribution costs	$2,648.7	$2,801.7	$(153.0)	30.9%	32.1%	$5,629.2	$5,611.9	$17.3	31.3%	32.2%
Store operating expenses	3,724.1	3,636.0	88.1	43.5	41.7	7,575.6	7,301.3	274.3	42.1	41.9
Other operating expenses	132.8	126.2	6.6	1.6	1.4	283.2	255.4	27.8	1.6	1.5
Depreciation and amortization expenses	371.9	341.9	30.0	4.3	3.9	737.2	669.0	68.2	4.1	3.8
General and administrative expenses	654.6	620.4	34.2	7.6	7.1	1,302.6	1,201.3	101.3	7.2	6.9
Restructuring and impairments	—	8.8	(8.8)	—	0.1	—	14.7	(14.7)	—	0.1
Total operating expenses	7,532.1	7,535.0	(2.9)	88.0	86.4	15,527.8	15,053.6	474.2	86.3	86.3
Income from equity investees	68.0	51.4	16.6	0.8	0.6	123.8	109.2	14.6	0.7	0.6
Gain from sale of assets	—	91.3	(91.3)	—	1.0	—	91.3	(91.3)	—	0.5
Operating income	$1,098.9	$1,327.5	$(228.6)	12.8%	15.2%	$2,584.3	$2,580.7	$3.6	14.4%	14.8%
Store operating expenses as a % of company-operated stores revenue				52.8%	50.9%				51.2%	51.3%
For the quarter ended March 31, 2024 compared with the quarter ended April 2, 2023

Product and distribution costs as a percentage of total net revenues decreased 120 basis points for the second quarter of fiscal 2024, primarily due to the impact of increased sales from pricing (approximately 60 basis points) and a reduction in supply chain costs (approximately 50 basis points).
Store operating expenses as a percentage of total net revenues increased 180 basis points for the second quarter of fiscal 2024. Store operating expenses as a percentage of company-operated stores revenue increased 190 basis points, primarily due to increased investments in store partner wages and benefits (approximately 160 basis points), deleverage (approximately 110 basis points), and increased promotional activity (approximately 60 basis points). These increases were partially offset by in-store operational efficiencies (approximately 180 basis points).
Other operating expenses increased $7 million, primarily due to support costs for our growing licensed markets.
Depreciation and amortization expenses as a percentage of total net revenues increased 40 basis points, primarily due to deleverage.
General and administrative expenses increased $34 million, primarily due to certain proxy solicitation and advisory services costs ($30 million) and incremental investments in technology ($22 million). These increases were partially offset by the lapping of a donation to the Starbucks Foundation made in the second quarter of fiscal 2023 ($15 million).
Gain from sale of assets includes the sale of our Seattle’s Best Coffee Brand to Nestlé in the second quarter of fiscal 2023.
Income from equity investees increased $17 million, primarily due to higher income from our North American Coffee Partnership joint venture.
The combination of these changes resulted in an overall decrease in operating margin of 240 basis points for the second quarter of fiscal 2024.
For the two quarters ended March 31, 2024 compared with the two quarters ended April 2, 2023
Product and distribution costs as a percentage of total net revenues decreased 90 basis points for the first two quarters of fiscal 2024, primarily due to the impact of increased sales from pricing (approximately 60 basis points).
Store operating expenses as a percentage of total net revenues increased 20 basis points for the first two quarters of fiscal 2024. Store operating expenses as a percentage of company-operated stores revenue decreased 10 basis points, primarily due to in-store operational efficiencies (approximately 210 basis points), partially offset by increased investments in store partner wages and benefits (approximately 150 basis points), and increased promotional activity (approximately 50 basis points).
Other operating expenses increased $28 million, primarily due to support costs for our growing licensed markets.
Depreciation and amortization expenses as a percentage of total net revenues increased 30 basis points, primarily due to deleverage.
General and administrative expenses increased $101 million, primarily due to incremental investments in technology ($52 million), investments in partner wages and benefits ($48 million), and certain proxy solicitation and advisory services costs ($30 million). These increases were partially offset by the lapping of a donation to the Starbucks Foundation made in the second quarter of fiscal 2023 ($15 million).
Gain from sale of assets includes the sale of our Seattle’s Best Coffee Brand to Nestlé in the second quarter of fiscal 2023.
Income from equity investees increased $15 million, primarily due to higher income from our North American Coffee Partnership joint venture.
The combination of these changes resulted in an overall decrease in operating margin of 40 basis points for the first two quarters of fiscal 2024.

Other Income and Expenses

	Quarter Ended					Two Quarters Ended
	Mar 31, 2024	Apr 2, 2023	$ Change	Mar 31, 2024	Apr 2, 2023	Mar 31, 2024	Apr 2, 2023	$ Change	Mar 31, 2024	Apr 2, 2023
				As a % of Total Net Revenues					As a % of Total Net Revenues
Operating income	$1,098.9	$1,327.5	$(228.6)	12.8%	15.2%	$2,584.3	$2,580.7	$3.6	14.4%	14.8%
Interest income and other, net	34.1	18.4	15.7	0.4	0.2	67.9	30.0	37.9	0.4	0.2
Interest expense	(140.6)	(136.3)	(4.3)	(1.6)	(1.6)	(280.7)	(266.0)	(14.7)	(1.6)	(1.5)
Earnings before income taxes	992.4	1,209.6	(217.2)	11.6	13.9	2,371.5	2,344.7	26.8	13.2	13.4
Income tax expense	219.9	301.3	(81.4)	2.6	3.5	574.6	581.1	(6.5)	3.2	3.3
Net earnings including noncontrolling interests	772.5	908.3	(135.8)	9.0	10.4	1,796.9	1,763.6	33.3	10.0	10.1
Net earnings attributable to noncontrolling interests	0.1	—	0.1	0.0	—	0.1	—	0.1	0.0	—
Net earnings attributable to Starbucks	$772.4	$908.3	$(135.9)	9.0%	10.4%	$1,796.8	$1,763.6	$33.2	10.0%	10.1%
Effective tax rate including noncontrolling interests				22.2%	24.9%				24.2%	24.8%

For the quarter ended March 31, 2024 compared with the quarter ended April 2, 2023
Interest income and other, net increased $16 million and interest expense increased $4 million, both primarily due to higher interest rates in the current year.
The effective tax rate for the quarter ended March 31, 2024 was 22.2% compared to 24.9% for the same period in fiscal 2023. The decrease was primarily due to electing an alternative tax approach in a certain foreign jurisdiction that resulted in a tax benefit in the second quarter of fiscal 2024 (approximately 300 basis points).
For the two quarters ended March 31, 2024 compared with the two quarters ended April 2, 2023
Interest income and other, net increased $38 million and interest expense increased $15 million, both primarily due to higher interest rates in the current year.
The effective tax rate for the first two quarters ended March 31, 2024 was 24.2% compared to 24.8% for the same period in fiscal 2023. The decrease was due to electing an alternative tax approach in a certain foreign jurisdiction that resulted in a tax benefit in the second quarter of fiscal 2024 (approximately 130 basis points), partially offset by the accrual of foreign withholding taxes related to the current year earnings of certain foreign subsidiaries (approximately 60 basis points).

Segment Information
Results of operations by segment (in millions):
North America

	Quarter Ended					Two Quarters Ended
	Mar 31, 2024	Apr 2, 2023	$ Change	Mar 31, 2024	Apr 2, 2023	Mar 31, 2024	Apr 2, 2023	$ Change	Mar 31, 2024	Apr 2, 2023
				As a % of North America Total Net Revenues					As a % of North America Total Net Revenues
Net revenues:
Company-operated stores	$5,724.5	$5,742.7	$(18.2)	89.7%	90.0%	$12,105.7	$11,613.2	$492.5	89.7%	89.8%
Licensed stores	654.8	637.4	17.4	10.3	10.0	1,392.7	1,317.4	75.3	10.3	10.2
Other	0.7	0.5	0.2	0.0	0.0	2.3	1.2	1.1	0.0	0.0
Total net revenues	6,380.0	6,380.6	(0.6)	100.0	100.0	13,500.7	12,931.8	568.9	100.0	100.0
Product and distribution costs	1,767.7	1,821.7	(54.0)	27.7	28.6	3,791.6	3,739.3	52.3	28.1	28.9
Store operating expenses	3,037.4	2,951.6	85.8	47.6	46.3	6,185.1	5,983.0	202.1	45.8	46.3
Other operating expenses	67.1	63.4	3.7	1.1	1.0	144.5	128.9	15.6	1.1	1.0
Depreciation and amortization expenses	257.1	226.3	30.8	4.0	3.5	507.5	443.1	64.4	3.8	3.4
General and administrative expenses	102.4	91.2	11.2	1.6	1.4	202.9	193.5	9.4	1.5	1.5
Restructuring and impairments	—	8.5	(8.5)	—	0.1	—	13.6	(13.6)	—	0.1
Total operating expenses	5,231.7	5,162.7	69.0	82.0	80.9	10,831.6	10,501.4	330.2	80.2	81.2
Operating income	$1,148.3	$1,217.9	$(69.6)	18.0%	19.1%	$2,669.1	$2,430.4	$238.7	19.8%	18.8%
Store operating expenses as a % of company-operated stores revenue				53.1%	51.4%				51.1%	51.5%

For the quarter ended March 31, 2024 compared with the quarter ended April 2, 2023
Revenues
North America total net revenues for the second quarter of fiscal 2024 were nearly flat when compared to the prior year period, primarily due to a 3% decrease in comparable store sales ($178 million) driven by a 7% decrease in comparable transactions, partially offset by a 4% increase in average ticket, primarily due to annualization of pricing and a mix shift to cold beverages. This comparable store sales decrease was partially offset by performance of net new company-operated store openings over the past 12 months ($160 million), as well as higher product and equipment sales to, and royalty revenues from, our licensees ($14 million).
Operating Margin
North America operating income for the second quarter of fiscal 2024 decreased 6% to $1.1 billion, compared to $1.2 billion in the second quarter of fiscal 2023. Operating margin decreased 110 basis points to 18.0%, primarily due to deleverage (approximately 190 basis points), increased investments in store partner wages and benefits (approximately 140 basis points), and increased promotional activity (approximately 90 basis points), partially offset by strategic pricing (approximately 200 basis points) and in-store operational efficiencies (approximately 180 basis points).

For the two quarters ended March 31, 2024 compared with the two quarters ended April 2, 2023
Revenues
North America total net revenues for the first two quarters of fiscal 2024 increased $569 million, or 4%, primarily due to net new company-operated store openings over the past 12 months ($382 million) and a 1% increase in comparable store sales ($110 million) driven by a 4% increase in average ticket, primarily due to annualization of pricing. This was partially offset by a 3% decrease in comparable transactions. Also contributing to these increases were higher product and equipment sales to, and royalty revenues from, our licensees ($63 million).
Operating Margin
North America operating income for the first two quarters of fiscal 2024 increased 10% to $2.7 billion, compared to $2.4 billion in the first two quarters of fiscal 2023. Operating margin increased 100 basis points to 19.8%, primarily driven by in-store operational efficiencies (approximately 220 basis points) and strategic pricing (approximately 180 basis points), partially offset by increased investments in store partner wages and benefits (approximately 130 basis points) and increased promotional activity (approximately 70 basis points).
International

	Quarter Ended					Two Quarters Ended
	Mar 31, 2024	Apr 2, 2023	$ Change	Mar 31, 2024	Apr 2, 2023	Mar 31, 2024	Apr 2, 2023	$ Change	Mar 31, 2024	Apr 2, 2023
				As a % of International Total Net Revenues					As a % of International Total Net Revenues
Net revenues:
Company-operated stores	$1,328.1	$1,399.6	$(71.5)	75.6%	75.5%	$2,702.2	$2,612.5	$89.7	75.0%	73.9%
Licensed stores	399.7	432.1	(32.4)	22.7	23.3	853.9	871.6	(17.7)	23.7	24.7
Other	29.5	23.1	6.4	1.7	1.2	47.5	50.8	(3.3)	1.3	1.4
Total net revenues	1,757.3	1,854.8	(97.5)	100.0	100.0	3,603.6	3,534.9	68.7	100.0	100.0
Product and distribution costs	619.8	632.9	(13.1)	35.3	34.1	1,286.4	1,226.5	59.9	35.7	34.7
Store operating expenses	686.7	684.4	2.3	39.1	36.9	1,390.5	1,318.3	72.2	38.6	37.3
Other operating expenses	50.0	49.9	0.1	2.8	2.7	110.1	100.6	9.5	3.1	2.8
Depreciation and amortization expenses	84.3	86.3	(2.0)	4.8	4.7	168.3	167.7	0.6	4.7	4.7
General and administrative expenses	82.9	87.4	(4.5)	4.7	4.7	173.3	167.9	5.4	4.8	4.7
Total operating expenses	1,523.7	1,540.9	(17.2)	86.7	83.1	3,128.6	2,981.0	147.6	86.8	84.3
Income from equity investees	0.2	0.8	(0.6)	0.0	0.0	0.3	1.2	(0.9)	0.0	0.0
Operating income	$233.8	$314.7	$(80.9)	13.3%	17.0%	$475.3	$555.1	$(79.8)	13.2%	15.7%
Store operating expenses as a % of company-operated stores revenue				51.7%	48.9%				51.5%	50.5%
For the quarter ended March 31, 2024 compared with the quarter ended April 2, 2023
Revenues
International total net revenues for the second quarter of fiscal 2024 decreased $98 million, or 5%, primarily due to unfavorable foreign currency translation impacts ($102 million), as well as a 6% decline in comparable store sales ($75 million), driven by a 3% decline in comparable transactions and a 3% decline in average ticket. Also contributing to the decline in international total net revenues were lower product and equipment sales to, and royalty revenues from, our licensees ($25 million), largely driven by disruptions due to multiple international conflicts. These decreases were partially offset by 974 net new company-operated store openings, or a 12% increase, over the past 12 months ($95 million).
Operating Margin
International operating income for the second quarter of fiscal 2024 decreased to $234 million, compared to $315 million in the second quarter of fiscal 2023. Operating margin decreased 370 basis points to 13.3%, primarily due to increased promotional activity (approximately 220 basis points), increased investments in store partner wages and benefits (approximately 130 basis points), and sales mix shift (approximately 90 basis points), partially offset by pricing in certain markets (approximately 100 basis points).
For the two quarters ended March 31, 2024 compared with the two quarters ended April 2, 2023
Revenues
International total net revenues for the first two quarters of fiscal 2024 increased $69 million, or 2%, primarily due to 974 net new company-operated store openings, or a 12% increase, over the past 12 months ($199 million). This increase was partially offset by unfavorable foreign currency translation impacts ($130 million).
Operating Margin
International operating income for the first two quarters of fiscal 2024 decreased to $475 million, compared to $555 million for the same period in fiscal 2023. Operating margin decreased 250 basis points to 13.2%, primarily due to increased promotional activity (approximately 190 basis points), increased investments in store partner wages and benefits (approximately 120 basis points), and sales mix shift (approximately 80 basis points). These decreases were partially offset by leverage (approximately 120 basis points) and pricing in certain markets (approximately 70 basis points).

Channel Development

	Quarter Ended					Two Quarters Ended
	Mar 31, 2024	Apr 2, 2023	$ Change	Mar 31, 2024	Apr 2, 2023	Mar 31, 2024	Apr 2, 2023	$ Change	Mar 31, 2024	Apr 2, 2023
				As a % of Channel Development Total Net Revenues					As a % of Channel Development Total Net Revenues
Net revenues	$418.2	$480.7	$(62.5)			$866.2	$958.9	$(92.7)
Product and distribution costs	252.6	345.6	(93.0)	60.4%	71.9%	531.5	639.8	(108.3)	61.4%	66.7%
Other operating expenses	15.2	12.8	2.4	3.6	2.7	28.0	25.8	2.2	3.2	2.7
Depreciation and amortization expenses	—	—	—	—	—	—	0.1	(0.1)	—	0.0
General and administrative expenses	1.9	2.1	(0.2)	0.5	0.4	4.2	4.1	0.1	0.5	0.4
Total operating expenses	269.7	360.5	(90.8)	64.5	75.0	563.7	669.8	(106.1)	65.1	69.9
Income from equity investees	67.8	50.6	17.2	16.2	10.5	123.5	108.0	15.5	14.3	11.3
Gain from sale of assets	—	91.3	(91.3)	—	19.0	—	91.3	(91.3)	—	9.5
Operating income	$216.3	$262.1	$(45.8)	51.7%	54.5%	$426.0	$488.4	$(62.4)	49.2%	50.9%
For the quarter ended March 31, 2024 compared with the quarter ended April 2, 2023
Revenues
Channel Development total net revenues for the second quarter of fiscal 2024 decreased $63 million, or 13%, primarily due to a decline in revenue in the Global Coffee Alliance ($59 million), following the sale of our Seattle’s Best Coffee brand to Nestlé in the second quarter of fiscal 2023 as well as product SKU optimization.

Operating Margin
Channel Development operating income for the second quarter of fiscal 2024 decreased 17% to $216 million, compared to $262 million in the second quarter of fiscal 2023. Operating margin decreased 280 basis points to 51.7%, primarily driven by lapping the gain from the sale of our Seattle’s Best Coffee brand in the second quarter of fiscal 2023 (approximately 1,900 basis points), partially offset by growth in our North American Coffee Partnership joint venture income (approximately 570 basis points), mix shift (approximately 510 basis points), lapping impairment charges against certain manufacturing assets in the second quarter of fiscal 2023 (approximately 350 basis points), and lower product costs related to the Global Coffee Alliance (approximately 240 basis points).
For the two quarters ended March 31, 2024 compared with the two quarters ended April 2, 2023
Revenues
Channel Development total net revenues for the first two quarters of fiscal 2024 decreased $93 million, or 10%, primarily due to a decline in revenue in the Global Coffee Alliance ($78 million), primarily following the sale of our Seattle’s Best Coffee brand to Nestlé in the second quarter of fiscal 2023 as well as product SKU optimization, and lower revenue in our global ready-to-drink business ($21 million).
Operating Margin
Channel Development operating income for the first two quarters of fiscal 2024 decreased 13% to $426 million, compared to $488 million for the same period in fiscal 2023. Operating margin decreased 170 basis points to 49.2%, primarily due to lapping the gain from the sale of our Seattle’s Best Coffee brand in the second quarter of fiscal 2023 (approximately 950 basis points), partially offset by mix shift (approximately 440 basis points) and growth in our North American Coffee Partnership joint venture income (approximately 300 basis points).
Corporate and Other

	Quarter Ended				Two Quarters Ended
	Mar 31, 2024	Apr 2, 2023	$ Change	% Change	Mar 31, 2024	Apr 2, 2023	$ Change	% Change
Net revenues:
Other	$7.5	$3.7	$3.8	102.7%	$17.8	$8.2	$9.6	117.1%
Total net revenues	7.5	3.7	3.8	102.7	17.8	8.2	9.6	117.1
Product and distribution costs	8.6	1.5	7.1	473.3	19.7	6.3	13.4	212.7
Other operating expenses	0.5	0.1	0.4	400.0	0.6	0.1	0.5	500.0
Depreciation and amortization expenses	30.5	29.3	1.2	4.1	61.4	58.1	3.3	5.7
General and administrative expenses	467.4	439.7	27.7	6.3	922.2	835.8	86.4	10.3
Restructuring and impairments	—	0.3	(0.3)	nm	—	1.1	(1.1)	nm
Total operating expenses	507.0	470.9	36.1	7.7	1,003.9	901.4	102.5	11.4
Operating loss	$(499.5)	$(467.2)	$(32.3)	6.9%	$(986.1)	$(893.2)	$(92.9)	10.4%
Corporate and Other primarily consists of our unallocated corporate expenses. Unallocated corporate expenses include corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments.
For the quarter ended March 31, 2024 compared with the quarter ended April 2, 2023
Corporate and Other operating loss increased by 7% to $500 million for the second quarter of fiscal 2024 compared to $467 million for the second quarter of fiscal 2023. This increase was primarily driven by certain proxy solicitation and advisory services costs ($30 million) and incremental investments in technology in support of Reinvention ($22 million). These increases were partially offset by the lapping of a donation to the Starbucks Foundation made in the second quarter of fiscal 2023 ($15 million).
For the two quarters ended March 31, 2024 compared with the two quarters ended April 2, 2023
Corporate and Other operating loss increased to $986 million for the first two quarters of fiscal 2024, or 10%, compared to $893 million for the same period in fiscal 2023. This increase was primarily driven by incremental investments in technology in support of Reinvention ($52 million), certain proxy solicitation and advisory services costs ($30 million), and investments in partner wages and benefits ($28 million). These increases were partially offset by the lapping of a donation to the Starbucks Foundation made in the second quarter of fiscal 2023 ($15 million).

Quarterly Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) and transferred during the period
	Quarter Ended		Two Quarters Ended		Stores open as of
	Mar 31, 2024	Apr 2, 2023	Mar 31, 2024	Apr 2, 2023	Mar 31, 2024	Apr 2, 2023
North America
Company-operated stores	112	91	199	131	10,827	10,347
Licensed stores	22	10	56	56	7,238	7,135
Total North America	134	101	255	187	18,065	17,482
International
Company-operated stores	132	174	318	271	9,282	8,308
Licensed stores	98	189	340	465	11,604	10,844
Total International	230	363	658	736	20,886	19,152
Total Company	364	464	913	923	38,951	36,634

Financial Condition, Liquidity and Capital Resources
Cash and Investment Overview
Our cash and investments were $3.4 billion as of March 31, 2024 and $4.2 billion as of October 1, 2023. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, fund acquisitions, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate debt securities, government treasury securities (domestic and foreign), and commercial paper, as well as principal-protected structured deposits. As of March 31, 2024, approximately $2.0 billion of cash and short-term investments were held in foreign subsidiaries.
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
The 2021 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of March 31, 2024, we were in compliance with all applicable covenants. No amounts were outstanding under our 2021 credit facility as of March 31, 2024 or October 1, 2023.
Commercial Paper
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our 2021 credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures, and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock, and share repurchases. No amounts were outstanding under our commercial paper program as of March 31, 2024 and October 1, 2023. Our total available contractual borrowing capacity for general corporate purposes was $3.0 billion as of the end of our second quarter of fiscal 2024.
Credit Facilities in Japan
Additionally, we hold the following Japanese yen-denominated credit facilities that are available for working capital needs and capital expenditures within our Japanese market.
•A ¥5.0 billion, or $33.0 million, credit facility is currently set to mature on December 30, 2024. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.400%.
•A ¥10.0 billion, or $66.1 million, credit facility is currently set to mature on March 27, 2025. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.300%.
As of March 31, 2024, we had ¥5.0 billion, or $33.0 million, of borrowings outstanding under these credit facilities. As of October 1, 2023, we had ¥5.0 billion, or $33.5 million, of borrowings outstanding under these credit facilities.
See Note 8, Debt, to the consolidated financial statements included in Item 1 of Part I of this 10-Q for details of the components of our long-term debt.
Our ability to incur new liens and conduct sale and leaseback transactions on certain material properties is subject to compliance with terms of the indentures under which the long-term notes were issued. As of March 31, 2024, we were in compliance with all applicable covenants.
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
We regularly review our cash positions and our determination of partial indefinite reinvestment of foreign earnings. In the event we determine that all or another portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes, which could be material. Any foreign earnings that are not indefinitely reinvested may be repatriated at management’s discretion. In anticipation of repatriation of current year earnings of certain foreign subsidiaries, we accrued approximately $11 million for foreign withholding taxes during the first two quarters of fiscal year 2024.
During the second quarter of fiscal 2024, our Board of Directors approved a quarterly cash dividend to shareholders of $0.57 per share to be paid on May 31, 2024 to shareholders of record as of the close of business on May 17, 2024.
During the two quarters ended March 31, 2024, we repurchased 12.8 million shares of common stock for $1,250.1 million on the open market. As of March 31, 2024, 29.8 million shares remained available for repurchase under current authorizations.
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
Cash Flows
Net cash provided by operating activities was $2.9 billion for the first two quarters of fiscal 2024, compared to $2.4 billion for the same period in fiscal 2023. The change was primarily due to an increase in net cash provided by changes in operating assets and liabilities, an increase in non-cash lease costs, and lapping the gain on sale of assets from the prior year sale of Seattle’s Best Coffee brand to Nestlé.
Net cash used in investing activities totaled $1.3 billion for the first two quarters of fiscal 2024, compared to $907.0 million for the same period in fiscal 2023. The change was primarily due to an increase in capital expenditures, purchases of investments, and lapping the proceeds from sale of assets from the prior year sale of Seattle’s Best Coffee brand to Nestlé, partially offset by an increase in maturities and calls of investments.
Net cash used in financing activities for the first two quarters of fiscal 2024 totaled $2.4 billion, compared to $1.3 billion for the same period in fiscal 2023. The change was primarily due to an increase in repayments of debt and an increase in share repurchase activities, partially offset by net proceeds from issuances of debt.
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
Seasonality and Quarterly Results
Our business is subject to moderate seasonal fluctuations, of which our fiscal second quarter typically experiences lower revenues and operating income. Additionally, as our stored value cards (“Starbucks Cards”) are issued to, and loaded by, customers during the holiday season, we tend to have higher cash flows from operations during the first quarter of the fiscal year. However, since revenues from Starbucks Cards are recognized upon redemption and not when cash is loaded onto the Starbucks Cards, the impact of seasonal fluctuations on the consolidated statements of earnings is much less pronounced. As a result of moderate seasonal fluctuations, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
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
During the second quarter of fiscal 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (March 31, 2024).
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Shares under our ongoing share repurchase program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or through privately negotiated transactions. The timing, manner, price, and amount of repurchases will be determined at our discretion and the share repurchase program may be suspended, terminated, or modified at any time for any reason. During the second fiscal quarter ended March 31, 2024, there was no share repurchase activity.
Item 3.Defaults upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended March 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6.Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	000-20322	4/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through March 17, 2021)	8-K	000-20322	3/19/2021	3.1
4.1	Tenth Supplemental Indenture, dated as of February 8, 2024, by and between Starbucks Corporation and U.S. Bank Trust Company, National Association, as trustee and successor in interest to U.S. Bank National Association	8-K	000-20322	2/8/2024	4.2
4.2	Form of 4.850% Senior Notes due 2027 (included as Exhibit A to Exhibit 4.1)	8-K	000-20322	2/8/2024	4.3
4.3	Form of 4.900% Senior Notes due 2031 (included as Exhibit B to Exhibit 4.1)	8-K	000-20322	2/8/2024	4.4
4.4	Form of 5.000% Senior Notes due 2034 (included as Exhibit C to Exhibit 4.1)	8-K	000-20322	2/8/2024	4.5
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—
101	The following financial statements from the Company’s 10-Q for the fiscal quarter ended March 31, 2024, formatted in iXBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements	—	—	—	—	X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	—	—	—	—	X

* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
April 30, 2024

STARBUCKS CORPORATION

By:	/s/ Rachel Ruggeri
Rachel Ruggeri
executive vice president, chief financial officer
Signing on behalf of the registrant and as principal financial officer