Form 10-Q
period 2024-06-30
STARBUCKS CORP
filed 2024-07-30
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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

Shares Outstanding as of July 24, 2024
1,133.2 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended June 30, 2024

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data, unaudited)

	Quarter Ended		Three Quarters Ended
	Jun 30, 2024	Jul 2, 2023	Jun 30, 2024	Jul 2, 2023
Net revenues:
Company-operated stores	$7,516.0	$7,556.7	$22,323.8	$21,782.4
Licensed stores	1,129.0	1,136.2	3,375.7	3,325.2
Other	468.9	475.4	1,402.8	1,494.4
Total net revenues	9,113.9	9,168.3	27,102.3	26,602.0
Product and distribution costs	2,740.9	2,864.2	8,370.2	8,476.1
Store operating expenses	3,829.1	3,697.6	11,404.7	10,998.9
Other operating expenses	143.9	138.7	427.1	394.1
Depreciation and amortization expenses	380.4	342.2	1,117.6	1,011.2
General and administrative expenses	576.0	604.3	1,878.6	1,805.6
Restructuring and impairments	—	7.1	—	21.8
Total operating expenses	7,670.3	7,654.1	23,198.2	22,707.7
Income from equity investees	73.9	69.7	197.8	179.0
Gain from sale of assets	—	—	—	91.3
Operating income	1,517.5	1,583.9	4,101.9	4,164.6
Interest income and other, net	28.1	21.3	96.0	51.1
Interest expense	(141.3)	(140.9)	(422.0)	(406.9)
Earnings before income taxes	1,404.3	1,464.3	3,775.9	3,808.8
Income tax expense	348.6	322.4	923.2	903.4
Net earnings including noncontrolling interests	1,055.7	1,141.9	2,852.7	2,905.4
Net earnings attributable to noncontrolling interests	0.9	0.2	1.0	0.2
Net earnings attributable to Starbucks	$1,054.8	$1,141.7	$2,851.7	$2,905.2
Earnings per share - basic	$0.93	$1.00	$2.51	$2.53
Earnings per share - diluted	$0.93	$0.99	$2.51	$2.52
Weighted average shares outstanding:
Basic	1,132.8	1,145.9	1,133.9	1,147.6
Diluted	1,135.8	1,150.5	1,137.3	1,152.0

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended		Three Quarters Ended
	Jun 30, 2024	Jul 2, 2023	Jun 30, 2024	Jul 2, 2023
Net earnings including noncontrolling interests	$1,055.7	$1,141.9	$2,852.7	$2,905.4
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale debt securities	1.1	(2.2)	6.3	3.4
Tax (expense)/benefit	(0.3)	0.5	(1.6)	(0.8)
Unrealized gains/(losses) on cash flow hedging instruments	38.4	4.6	110.2	(177.3)
Tax (expense)/benefit	(8.9)	(3.8)	(20.0)	25.8
Unrealized gains/(losses) on net investment hedging instruments	114.0	101.0	181.3	33.7
Tax (expense)/benefit	(28.8)	(25.5)	(45.8)	(8.5)
Translation adjustment and other	(91.8)	(318.1)	(59.9)	(34.5)
Tax (expense)/benefit	(0.2)	—	(3.8)	—
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale debt securities, hedging instruments, and translation adjustment	(14.2)	(16.5)	(2.9)	(181.5)
Tax expense/(benefit)	4.2	4.1	6.4	25.4
Other comprehensive income/(loss)	13.5	(255.9)	170.2	(314.3)
Comprehensive income including noncontrolling interests	1,069.2	886.0	3,022.9	2,591.1
Comprehensive income attributable to noncontrolling interests	0.9	(0.5)	1.0	(0.5)
Comprehensive income attributable to Starbucks	$1,068.3	$886.5	$3,021.9	$2,591.6

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data, unaudited)

	Jun 30, 2024	Oct 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$3,179.1	$3,551.5
Short-term investments	212.3	401.5
Accounts receivable, net	1,146.0	1,184.1
Inventories	1,854.7	1,806.4
Prepaid expenses and other current assets	415.8	359.9
Total current assets	6,807.9	7,303.4
Long-term investments	274.8	247.4
Equity investments	456.1	439.9
Property, plant and equipment, net	8,080.3	7,387.1
Operating lease, right-of-use asset	8,808.1	8,412.6
Deferred income taxes, net	1,701.6	1,769.8
Other long-term assets	693.7	546.5
Other intangible assets	105.7	120.5
Goodwill	3,183.6	3,218.3
TOTAL ASSETS	$30,111.8	$29,445.5
LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$1,586.3	$1,544.3
Accrued liabilities	2,081.5	2,145.1
Accrued payroll and benefits	708.4	828.3
Current portion of operating lease liability	1,419.2	1,275.3
Stored value card liability and current portion of deferred revenue	1,831.0	1,700.2
Short-term debt	23.1	33.5
Current portion of long-term debt	—	1,818.6
Total current liabilities	7,649.5	9,345.3
Long-term debt	15,551.4	13,547.6
Operating lease liability	8,298.1	7,924.8
Deferred revenue	6,011.0	6,101.8
Other long-term liabilities	539.2	513.8
Total liabilities	38,049.2	37,433.3
Shareholders’ deficit:
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,133.1 and 1,142.6 shares, respectively	1.1	1.1
Additional paid-in capital	223.0	38.1
Retained deficit	(7,561.5)	(7,255.8)
Accumulated other comprehensive income/(loss)	(608.0)	(778.2)
Total shareholders’ deficit	(7,945.4)	(7,994.8)
Noncontrolling interests	8.0	7.0
Total deficit	(7,937.4)	(7,987.8)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)	$30,111.8	$29,445.5

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Quarters Ended
	Jun 30, 2024	Jul 2, 2023
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$2,852.7	$2,905.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,191.0	1,073.8
Deferred income taxes, net	16.6	(30.2)
Income earned from equity method investees	(201.5)	(182.7)
Distributions received from equity method investees	220.5	146.6
Gain on sale of assets	—	(91.3)
Stock-based compensation	236.6	228.5
Non-cash lease costs	1,082.6	998.4
Loss on retirement and impairment of assets	62.9	79.1
Other	20.2	22.8
Cash provided by/(used in) changes in operating assets and liabilities:
Accounts receivable	44.7	44.3
Inventories	(53.4)	194.5
Income taxes payable	(50.7)	48.0
Accounts payable	61.7	47.3
Deferred revenue	51.6	(8.2)
Operating lease liability	(1,049.7)	(1,056.1)
Other operating assets and liabilities	74.2	(356.5)
Net cash provided by operating activities	4,560.0	4,063.7
INVESTING ACTIVITIES:
Purchases of investments	(545.6)	(357.1)
Sales of investments	0.5	2.0
Maturities and calls of investments	731.8	515.0
Additions to property, plant and equipment	(1,979.3)	(1,634.1)
Proceeds from sale of assets	—	110.0
Other	(56.9)	(42.0)
Net cash used in investing activities	(1,849.5)	(1,406.2)
FINANCING ACTIVITIES:
Net (payments)/proceeds from issuance of commercial paper	—	(175.0)
Net proceeds from issuance of short-term debt	118.3	83.7
Repayments of short-term debt	(127.0)	(46.7)
Net proceeds from issuance of long-term debt	1,995.3	1,497.8
Repayments of long-term debt	(1,825.1)	(1,000.0)
Proceeds from issuance of common stock	79.2	149.4
Cash dividends paid	(1,939.0)	(1,824.8)
Repurchase of common stock	(1,266.7)	(699.3)
Minimum tax withholdings on share-based awards	(98.1)	(87.0)
Other	(10.6)	(11.0)
Net cash used in financing activities	(3,073.7)	(2,112.9)
Effect of exchange rate changes on cash and cash equivalents	(9.2)	(6.0)
Net increase/(decrease) in cash and cash equivalents	(372.4)	538.6
CASH AND CASH EQUIVALENTS:
Beginning of period	3,551.5	2,818.4
End of period	$3,179.1	$3,357.0
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$373.9	$369.6
Income taxes	$1,079.9	$939.8

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
For the Quarter Ended June 30, 2024 and July 2, 2023
(in millions, except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, March 31, 2024	1,132.7	$1.1	$141.7	$(7,970.7)	$(621.5)	$(8,449.4)	$7.2	$(8,442.2)
Net earnings	—	—	—	1,054.8	—	1,054.8	0.9	1,055.7
Other comprehensive loss	—	—	—	—	13.5	13.5	—	13.5
Stock-based compensation expense	—	—	64.2	—	—	64.2	—	64.2
Exercise of stock options/vesting of RSUs	0.2	—	3.9	—	—	3.9	—	3.9
Sale of common stock	0.2	—	12.9	—	—	12.9	—	12.9
Repurchase of common stock (1)	—	—	0.3	—	—	0.3	—	0.3
Cash dividends declared, $0.57 per share	—	—	—	(645.6)	—	(645.6)	—	(645.6)
Other	—	—	—	—	—	—	(0.1)	(0.1)
Balance, June 30, 2024	1,133.1	$1.1	$223.0	$(7,561.5)	$(608.0)	$(7,945.4)	$8.0	$(7,937.4)

Balance, April 2, 2023	1,147.0	$1.1	$38.2	$(8,024.6)	$(521.6)	$(8,506.9)	$7.5	$(8,499.4)
Net earnings	—	—	—	1,141.7	—	1,141.7	0.2	1,141.9
Other comprehensive income	—	—	—	—	(255.2)	(255.2)	(0.7)	(255.9)
Stock-based compensation expense	—	—	69.9	—	—	69.9	—	69.9
Exercise of stock options/vesting of RSUs	0.3	—	1.6	—	—	1.6	—	1.6
Sale of common stock	0.1	—	12.4	—	—	12.4	—	12.4
Repurchase of common stock	(2.0)	—	(83.8)	(121.1)	—	(204.9)	—	(204.9)
Cash dividends declared, $0.53 per share	—	—	—	(606.5)	—	(606.5)	—	(606.5)
Purchase of noncontrolling interests	—	—	—	—	(0.7)	(0.7)	—	(0.7)
Balance, July 2, 2023	1,145.4	$1.1	$38.3	$(7,610.5)	$(777.5)	$(8,348.6)	$7.0	$(8,341.6)

(1)Includes excise tax on share repurchases.
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Quarters Ended June 30, 2024 and July 2, 2023
(in millions, except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, October 1, 2023	1,142.6	$1.1	$38.1	$(7,255.8)	$(778.2)	$(7,994.8)	$7.0	$(7,987.8)
Net earnings	—	—	—	2,851.7	—	2,851.7	1.0	2,852.7
Other comprehensive income	—	—	—	—	170.2	170.2	—	170.2
Stock-based compensation expense	—	—	239.4	—	—	239.4	—	239.4
Exercise of stock options/vesting of RSUs	2.8	—	(61.0)	—	—	(61.0)	—	(61.0)
Sale of common stock	0.5	—	42.1	—	—	42.1	—	42.1
Repurchase of common stock (1)	(12.8)	—	(35.6)	(1,223.9)	—	(1,259.5)	—	(1,259.5)
Cash dividends declared, $1.71 per share	—	—	—	(1,933.5)	—	(1,933.5)	—	(1,933.5)
Balance, June 30, 2024	1,133.1	$1.1	$223.0	$(7,561.5)	$(608.0)	$(7,945.4)	$8.0	$(7,937.4)

Balance, October 2, 2022	1,147.9	$1.1	$205.3	$(8,449.8)	$(463.2)	$(8,706.6)	$7.9	$(8,698.7)
Net earnings	—	—	—	2,905.2	—	2,905.2	0.2	2,905.4
Other comprehensive loss	—	—	—	—	(313.6)	(313.6)	(0.7)	(314.3)
Stock-based compensation expense	—	—	231.3	—	—	231.3	—	231.3
Exercise of stock options/vesting of RSUs	4.0	—	25.1	—	—	25.1	—	25.1
Sale of common stock	0.4	—	37.3	—	—	37.3	—	37.3
Repurchase of common stock	(6.9)	—	(457.7)	(242.5)	—	(700.2)	—	(700.2)
Cash dividends declared, $1.59 per share	—	—	—	(1,823.4)	—	(1,823.4)	—	(1,823.4)
Purchase of noncontrolling interests and other	—	—	(3.0)	—	(0.7)	(3.7)	(0.4)	(4.1)
Balance, July 2, 2023	1,145.4	$1.1	$38.3	$(7,610.5)	$(777.5)	$(8,348.6)	$7.0	$(8,341.6)

(1)Includes excise tax on share repurchases.
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1: Summary of Significant Accounting Policies and Estimates
Financial Statement Preparation
The unaudited consolidated financial statements as of June 30, 2024, and for the quarters and three quarters ended June 30, 2024 and July 2, 2023, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarters and three quarters ended June 30, 2024 and July 2, 2023 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”), Starbucks Corporation is referred to as “Starbucks,” the “Company,” “we,” “us,” or “our.”
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
The results of operations for the quarter and three quarters ended June 30, 2024 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 29, 2024 (“fiscal 2024”).
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
In March 2024, the SEC issued its final climate disclosure rules, which require the disclosure of climate-related information in annual reports and registration statements. The rules require disclosure in the audited financial statements of certain effects of severe weather events and other natural conditions above certain financial thresholds, as well as amounts related to carbon offsets and renewable energy credits or certificates, if material. Disclosure requirements will begin phasing in for fiscal years beginning on or after January 1, 2025. On April 4, 2024, the SEC determined to voluntarily stay the final rules pending certain legal challenges. We are currently evaluating the impact of the new rules and continue to monitor the status of the related legal challenges.

Note 2: Acquisitions, Divestitures, and Strategic Alliance
On January 13, 2023, we sold the assets, primarily consisting of intellectual properties associated with the Seattle’s Best Coffee brand, to Nestlé for $110.0 million. The transaction resulted in a pre-tax gain of $91.3 million, which was included in gain from sale of assets on our consolidated statements of earnings for the three quarters ended July 2, 2023. Results from Seattle’s Best Coffee operations prior to the sale are reported in our Channel Development operating segment.

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

Gains and losses on derivative contracts and foreign currency-denominated debt designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract/Debt Remaining Maturity (Months)
	Jun 30, 2024	Oct 1, 2023
Cash Flow Hedges:
Coffee	$33.6	$(78.1)	$33.5	6
Cross-currency swaps	0.4	(0.6)	—	5
Dairy	0.4	(1.8)	0.4	8
Foreign currency - other	40.5	39.6	26.6	33
Interest rates	(4.3)	(6.6)	(3.0)	0
Net Investment Hedges:
Cross-currency swaps	202.5	87.1	—	117
Foreign currency	16.0	16.0	—	0
Foreign currency debt	135.3	140.2	—	0

Pre-tax gains and losses on derivative contracts and foreign currency-denominated long-term debt designated as hedging instruments recognized in other comprehensive income (“OCI”) and reclassifications from AOCI to earnings (in millions):

	Quarter Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Location of gain/(loss)
	Jun 30, 2024	Jul 2, 2023	Jun 30, 2024	Jul 2, 2023
Cash Flow Hedges:
Coffee	$10.6	$(20.0)	$(10.7)	$0.3	Product and distribution costs
Cross-currency swaps	2.3	4.2	0.3	(3.5)	Interest expense
			1.8	7.5	Interest income and other, net
Dairy	1.6	(6.1)	(0.6)	(3.8)	Product and distribution costs
Foreign currency - other	23.9	26.5	8.3	6.1	Licensed stores revenue
			2.1	1.4	Product and distribution costs
Interest rates	—	—	(1.0)	0.8	Interest expense
Net Investment Hedges:
Cross-currency swaps (1)	114.0	47.6	14.2	7.8	Interest expense
Foreign currency debt	—	53.4	—	—

	Three Quarters Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Location of gain/(loss)
	Jun 30, 2024	Jul 2, 2023	Jun 30, 2024	Jul 2, 2023
Cash Flow Hedges:
Coffee	$73.8	$(139.9)	$(57.3)	$156.9	Product and distribution costs
Cross-currency swaps	4.7	(10.0)	1.3	(9.2)	Interest expense
			2.4	(1.7)	Interest income and other, net
Dairy	(1.6)	(12.0)	(4.5)	(8.6)	Product and distribution costs
Foreign currency - other	33.3	(15.7)	24.5	18.0	Licensed stores revenue
			7.1	5.8	Product and distribution costs
			—	0.2	Interest income and other, net
Interest rates	—	0.3	(3.0)	0.5	Interest expense
Net Investment Hedges:
Cross-currency swaps (1)	187.6	32.5	33.3	20.1	Interest expense
Foreign currency debt	(6.3)	1.2	—	—

(1) Gains and losses recognized in earnings relate to components excluded from the assessment of effectiveness.

Pre-tax gains and losses on non-designated derivatives and designated fair value hedging instruments and the related fair value hedged item recognized in earnings (in millions):

		Gains/(Losses) Recognized in Earnings
	Location of gain/(loss) recognized in earnings	Quarter Ended		Three Quarters Ended
		Jun 30, 2024	Jul 2, 2023	Jun 30, 2024	Jul 2, 2023
Non-Designated Derivatives:
Dairy	Interest income and other, net	$—	$(0.1)	$—	$(0.1)
Foreign currency - other	Interest income and other, net	3.4	—	4.6	(10.0)
Coffee	Interest income and other, net	—	—	—	(5.5)
Diesel fuel and other commodities	Interest income and other, net	(0.7)	(1.0)	(1.1)	(2.9)
Fair Value Hedges:
Interest rate swaps	Interest expense	(2.7)	(12.2)	(0.3)	(9.1)
Long-term debt (hedged item)	Interest expense	(0.4)	3.4	(9.0)	(12.0)
Notional amounts of outstanding derivative contracts (in millions):

	Jun 30, 2024	Oct 1, 2023
Coffee	$73	$266
Cross-currency swaps	1,730	1,076
Dairy	71	71
Diesel fuel and other commodities	14	7
Foreign currency - other	1,198	1,164
Interest rate swaps	350	1,100

Fair value of outstanding derivative contracts (in millions) including the location of the asset and/or liability on the consolidated balance sheets:

		Derivative Assets
	Balance Sheet Location	Jun 30, 2024	Oct 1, 2023
Designated Derivative Instruments:
Cross-currency swaps	Prepaid expenses and other current assets	$10.1	$—
	Other long-term assets	264.3	130.1
Dairy	Prepaid expenses and other current assets	0.8	0.4
Foreign currency - other	Prepaid expenses and other current assets	32.7	32.0
	Other long-term assets	21.9	22.9
Interest rate swaps	Prepaid expenses and other current assets	—	0.4
Non-designated Derivative Instruments:
Dairy	Prepaid expenses and other current assets	0.2	—
Diesel fuel and other commodities	Prepaid expenses and other current assets	0.1	0.7
Foreign currency	Prepaid expenses and other current assets	7.7	7.5
		Derivative Liabilities
	Balance Sheet Location	Jun 30, 2024	Oct 1, 2023
Designated Derivative Instruments:
Dairy	Accrued liabilities	$0.5	$1.1
Foreign currency - other	Accrued liabilities	1.3	2.0
	Other long-term liabilities	1.4	—
Interest rate swaps	Other long-term liabilities	35.5	41.4
Non-designated Derivative Instruments:
Dairy	Accrued liabilities	0.1	—
Diesel fuel and other commodities	Accrued liabilities	0.4	—
Foreign currency	Accrued liabilities	0.9	0.5
	Other long-term liabilities	—	1.8
The following amounts were recorded on the consolidated balance sheets related to fixed-to-floating interest rate swaps designated in fair value hedging relationships (in millions):

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount
	Jun 30, 2024	Oct 1, 2023	Jun 30, 2024	Oct 1, 2023
Location on the balance sheet
Long-term debt(1)	$319.0	$1,060.0	$(31.0)	$(40.0)
(1) Balance as of October 1, 2023 includes $750.0 million in senior notes that matured on October 1, 2023 but remained in current portion of long-term debt on the consolidated balance sheet as the debt repayment was not made until the first day of fiscal 2024.
Additional disclosures related to cash flow gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 11, Equity.

Note 4: Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,179.1	$3,179.1	$—	$—
Short-term investments:
Available-for-sale debt securities:
Corporate debt securities	49.9	—	49.9	—
Foreign corporate bonds	0.2	—	0.2	—
Mortgage and other asset-backed securities	0.3	—	0.3	—
State and local government obligations	1.4	—	1.4	—
U.S. government treasury securities	18.7	18.7	—	—
Total available-for-sale debt securities	70.5	18.7	51.8	—
Structured deposits	55.2	—	55.2	—
Marketable equity securities	86.6	86.6	—	—
Total short-term investments	212.3	105.3	107.0	—
Prepaid expenses and other current assets:
Derivative assets	51.6	—	51.6	—
Long-term investments:
Available-for-sale debt securities:
Corporate debt securities	113.9	—	103.1	10.8
Mortgage and other asset-backed securities	54.9	—	54.9	—
State and local government obligations	3.7	—	3.7	—
U.S. government treasury securities	102.1	102.1	—	—
Total available-for-sale debt securities	274.6	102.1	161.7	10.8
Structured deposits	0.2	—	0.2	—
Total long-term investments	274.8	102.1	161.9	10.8
Other long-term assets:
Derivative assets	286.2	—	286.2	—
Total assets	$4,004.0	$3,386.5	$606.7	$10.8
Liabilities:
Accrued liabilities:
Derivative liabilities	$3.2	$—	$3.2	$—
Other long-term liabilities:
Derivative liabilities	36.9	—	36.9	—
Total liabilities	$40.1	$—	$40.1	$—

		Fair Value Measurements at Reporting Date Using
	Balance at October 1, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,551.5	$3,551.5	$—	$—
Short-term investments:
Available-for-sale debt securities:
Corporate debt securities	64.0	—	64.0	—
U.S. government treasury securities	2.8	2.8	—	—
Foreign government obligations	3.9	—	3.9	—
Total available-for-sale debt securities	70.7	2.8	67.9	—
Structured deposits	261.2	—	261.2	—
Marketable equity securities	69.6	69.6	—	—
Total short-term investments	401.5	72.4	329.1	—
Prepaid expenses and other current assets:
Derivative assets	41.0	—	41.0	—
Long-term investments:
Available-for-sale debt securities:
Corporate debt securities	91.1	—	91.1	—
Mortgage and other asset-backed securities	50.2	—	50.2	—
State and local government obligations	1.3	—	1.3	—
U.S. government treasury securities	104.7	104.7	—	—
Total long-term investments	247.3	104.7	142.6	—
Other long-term assets:
Derivative assets	153.0	—	153.0	—
Total assets	$4,394.3	$3,728.6	$665.7	$—
Liabilities:
Accrued liabilities:
Derivative liabilities	$3.6	$—	$3.6	$—
Other long-term liabilities:
Derivative liabilities	43.2	—	43.2	—
Total liabilities	$46.8	$—	$46.8	$—
There were no material transfers between levels, and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Gross unrealized holding gains and losses on available-for-sale debt securities, structured deposits, and marketable equity securities were not material as of June 30, 2024 and October 1, 2023.
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
The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 8, Debt. There were no material fair value adjustments during the three quarters ended June 30, 2024 and July 2, 2023.

Note 5: Inventories (in millions):

	Jun 30, 2024	Oct 1, 2023
Coffee:
Unroasted	$746.9	$747.7
Roasted	248.1	280.3
Other merchandise held for sale (1)	351.9	364.6
Packaging and other supplies	507.8	413.8
Total	$1,854.7	$1,806.4
(1)“Other merchandise held for sale” includes, among other items, food, serveware, and tea. Inventory levels vary due to seasonality, commodity market supply, and price fluctuations.
As of June 30, 2024, we had committed to purchasing green coffee totaling $168.5 million under fixed-price contracts and an estimated $863.2 million under price-to-be-fixed contracts. A portion of our price-to-be-fixed contracts are effectively fixed through the use of futures. See Note 3, Derivative Financial Instruments, for further discussion. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base “C” coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on established relationships with our suppliers and continuous monitoring, the risk of non-delivery on these purchase commitments is remote.
Note 6: Supplemental Balance Sheet and Statement of Earnings Information (in millions):
Property, Plant and Equipment, net

	Jun 30, 2024	Oct 1, 2023
Land	$46.1	$46.1
Buildings	667.7	666.5
Leasehold improvements	10,826.5	10,133.7
Store equipment	3,566.5	3,332.5
Roasting equipment	867.5	859.4
Furniture, fixtures and other	1,744.0	1,664.5
Work in progress	763.0	607.5
Property, plant and equipment, gross	18,481.3	17,310.2
Accumulated depreciation	(10,401.0)	(9,923.1)
Property, plant and equipment, net	$8,080.3	$7,387.1
Accrued Liabilities

	Jun 30, 2024	Oct 1, 2023
Accrued occupancy costs	$77.1	$86.7
Accrued dividends payable	645.6	651.2
Accrued capital and other operating expenditures	781.4	771.7
Insurance reserves	242.7	233.5
Income taxes payable	138.0	189.3
Accrued business taxes	196.7	212.7
Total accrued liabilities	$2,081.5	$2,145.1

Store Operating Expenses

	Quarter Ended		Three Quarters Ended
	Jun 30, 2024	Jul 2, 2023	Jun 30, 2024	Jul 2, 2023
Wages and benefits	$2,215.7	$2,185.7	$6,564.4	$6,575.6
Occupancy costs	764.3	727.4	2,251.3	2,102.2
Other expenses	849.1	784.5	2,589.0	2,321.1
Total store operating expenses	$3,829.1	$3,697.6	$11,404.7	$10,998.9
Note 7: Other Intangible Assets and Goodwill
Indefinite-Lived Intangible Assets

(in millions)	Jun 30, 2024	Oct 1, 2023
Trade names, trademarks and patents	$79.5	$79.4

Finite-Lived Intangible Assets

	Jun 30, 2024			Oct 1, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and reacquired rights	$945.1	$(945.1)	$—	$957.6	$(957.6)	$—
Acquired trade secrets and processes	27.6	(27.6)	—	27.6	(27.6)	—
Trade names, trademarks and patents	130.4	(105.3)	25.1	131.0	(91.9)	39.1
Licensing agreements	12.1	(11.0)	1.1	13.0	(11.0)	2.0
Other finite-lived intangible assets	20.2	(20.2)	—	20.1	(20.1)	—
Total finite-lived intangible assets	$1,135.4	$(1,109.2)	$26.2	$1,149.3	$(1,108.2)	$41.1
Amortization expense for finite-lived intangible assets was $5.1 million and $15.3 million for the quarter and three quarters ended June 30, 2024, respectively, and $5.4 million and $16.4 million for the quarter and three quarters ended July 2, 2023, respectively.
Estimated future amortization expense as of June 30, 2024 (in millions):

Fiscal Year	Total
2024 (excluding the three quarters ended June 30, 2024)	$4.9
2025	14.0
2026	2.1
2027	1.8
2028	1.2
Thereafter	2.2
Total estimated future amortization expense	$26.2
Goodwill
Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	North America	International	Channel Development	Corporate and Other	Total
Goodwill balance at October 1, 2023	$491.5	$2,691.1	$34.7	$1.0	$3,218.3
Other(1)	(0.4)	(34.3)	—	—	(34.7)
Goodwill balance at June 30, 2024	$491.1	$2,656.8	$34.7	$1.0	$3,183.6
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
The 2021 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of June 30, 2024, we were in compliance with all applicable covenants. No amounts were outstanding under our 2021 credit facility as of June 30, 2024 or October 1, 2023.
Short-term Debt
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our 2021 credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures, and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock, and share repurchases. No amounts were outstanding under our commercial paper program as of June 30, 2024 and October 1, 2023.
Additionally, we hold the following Japanese yen-denominated credit facilities that are available for working capital needs and capital expenditures within our Japanese market:
•A ¥5.0 billion, or $31.1 million, credit facility is currently set to mature on December 30, 2024. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on Tokyo Interbank Offered Rate (“TIBOR”) plus an applicable margin of 0.400%.
•A ¥10.0 billion, or $62.2 million, credit facility is currently set to mature on March 27, 2025. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.300%.
As of June 30, 2024, we had ¥2.0 billion, or $12.4 million, of borrowings outstanding under these credit facilities. As of October 1, 2023, we had ¥5.0 billion, or $33.5 million, of borrowings outstanding under these credit facilities.

Long-term Debt
Components of long-term debt including the associated interest rates and related estimated fair values by calendar maturity (in millions, except interest rates):

	Jun 30, 2024		Oct 1, 2023		Stated Interest Rate	Effective Interest Rate(1)
Issuance	Amount	Estimated Fair Value	Amount	Estimated Fair Value
October 2023 notes(2)	$—	$—	$750.0	$749.9	3.850%	2.859%
February 2024 notes(3)	—	—	500.0	504.2	5.848%	6.079%
March 2024 notes(4)	—	—	569.3	569.3	0.372%	0.462%
August 2025 notes	1,250.0	1,229.0	1,250.0	1,210.5	3.800%	3.721%
February 2026 notes	1,000.0	992.1	1,000.0	985.5	4.750%	4.788%
June 2026 notes	500.0	474.8	500.0	463.5	2.450%	2.511%
February 2027 notes	1,000.0	996.1	—	—	4.850%	4.958%
March 2027 notes	500.0	460.8	500.0	446.1	2.000%	2.058%
March 2028 notes	600.0	568.6	600.0	554.7	3.500%	3.529%
November 2028 notes	750.0	720.9	750.0	704.5	4.000%	3.958%
August 2029 notes(2)	1,000.0	934.7	1,000.0	904.1	3.550%	3.840%
March 2030 notes	750.0	645.3	750.0	615.1	2.250%	3.084%
November 2030 notes	1,250.0	1,076.9	1,250.0	1,027.1	2.550%	2.582%
February 2031 notes	500.0	493.2	—	—	4.900%	5.046%
February 2032 notes	1,000.0	865.9	1,000.0	828.0	3.000%	3.155%
February 2033 notes	500.0	486.7	500.0	470.7	4.800%	3.798%
February 2034 notes	500.0	487.2	—	—	5.000%	5.127%
June 2045 notes	350.0	288.4	350.0	275.3	4.300%	4.348%
December 2047 notes	500.0	369.4	500.0	354.0	3.750%	3.765%
November 2048 notes	1,000.0	829.8	1,000.0	799.0	4.500%	4.504%
August 2049 notes	1,000.0	822.9	1,000.0	792.7	4.450%	4.447%
March 2050 notes	500.0	339.4	500.0	328.6	3.350%	3.362%
November 2050 notes	1,250.0	875.3	1,250.0	843.4	3.500%	3.528%
Total	15,700.0	13,957.4	15,519.3	13,426.2
Aggregate debt issuance costs and unamortized premium/(discount), net	(117.6)		(113.1)
Hedge accounting fair value adjustment(2)	(31.0)		(40.0)
Total	$15,551.4		$15,366.2
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
(4)Japanese yen-denominated long-term debt.

The following table summarizes our long-term debt maturities as of June 30, 2024 by fiscal year (in millions):

Fiscal Year	Total
2024	$—
2025	1,250.0
2026	1,500.0
2027	1,500.0
2028	600.0
Thereafter	10,850.0
Total	$15,700.0
Note 9: Leases
The components of lease costs (in millions):

	Quarter Ended		Three Quarters Ended
	Jun 30, 2024	Jul 2, 2023	Jun 30, 2024	Jul 2, 2023
Operating lease costs(1)	$431.3	$401.6	$1,272.8	$1,188.2
Variable lease costs	279.3	264.1	822.9	753.3
Short-term lease costs	6.2	7.0	21.1	20.9
Total lease costs	$716.8	$672.7	$2,116.8	$1,962.4
(1)Includes immaterial amounts of sublease income and rent concessions.
The following table includes supplemental information (in millions):

	Three Quarters Ended
	Jun 30, 2024	Jul 2, 2023
Cash paid related to operating lease liabilities	$1,223.7	$1,234.8
Operating lease liabilities arising from obtaining right-of-use assets	1,548.7	1,245.5

	Jun 30, 2024	Jul 2, 2023
Weighted-average remaining operating lease term	8.6 years	8.5 years
Weighted-average operating lease discount rate	3.3%	3.0%
Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued liabilities and other long-term liabilities on the consolidated balance sheet. There were no material finance leases as of June 30, 2024 and October 1, 2023.
Minimum future maturities of operating lease liabilities (in millions):

Fiscal Year	Total
2024 (excluding the three quarters ended June 30, 2024)	$432.8
2025	1,702.4
2026	1,574.8
2027	1,401.0
2028	1,204.9
Thereafter	4,959.3
Total lease payments	11,275.2
Less imputed interest	(1,557.9)
Total	$9,717.3
As of June 30, 2024, we have entered into operating leases that have not yet commenced of $1.7 billion, primarily related to real estate leases. These leases will commence between fiscal year 2024 and fiscal year 2028 with lease terms ranging from five years to twenty years.

Note 10: Deferred Revenue
Our deferred revenue primarily consists of the prepaid royalty from Nestlé, for which we have continuing performance obligations to support the Global Coffee Alliance, our unredeemed stored value card liability, and unredeemed loyalty points (“Stars”) associated with our loyalty program.
As of June 30, 2024, the current and long-term deferred revenue related to the Nestlé up-front payment was $177.0 million and $5.9 billion, respectively. As of October 1, 2023, the current and long-term deferred revenue related to the Nestlé up-front payment was $177.0 million and $6.0 billion, respectively. During each of the quarters ended June 30, 2024 and July 2, 2023, we recognized $44.1 million of prepaid royalty revenue related to Nestlé. During each of the three quarters ended June 30, 2024 and July 2, 2023, we recognized $132.3 million of prepaid royalty revenue related to Nestlé.
Changes in our deferred revenue balance related to our stored value cards and loyalty program (in millions):

Quarter Ended June 30, 2024	Total
Stored value cards and loyalty program at March 31, 2024	$1,818.9
Revenue deferred - card activations, card reloads and Stars earned	3,833.4
Revenue recognized - card and Stars redemptions and breakage	(3,870.2)
Other(1)	(8.3)
Stored value cards and loyalty program at June 30, 2024(2)	$1,773.8

Quarter Ended July 2, 2023	Total
Stored value cards and loyalty program at April 2, 2023	$1,664.5
Revenue deferred - card activations, card reloads and Stars earned	3,641.3
Revenue recognized - card and Stars redemptions and breakage	(3,662.9)
Other(1)	(14.7)
Stored value cards and loyalty program at July 2, 2023(2)	$1,628.2

Three Quarters Ended June 30, 2024	Total
Stored value cards and loyalty program at October 1, 2023	$1,567.5
Revenue deferred - card activations, card reloads and Stars earned	11,977.1
Revenue recognized - card and Stars redemptions and breakage	(11,761.0)
Other(1)	(9.8)
Stored value cards and loyalty program at June 30, 2024(2)	$1,773.8

Three Quarters Ended July 2, 2023	Total
Stored value cards and loyalty program at October 2, 2022	$1,503.0
Revenue deferred - card activations, card reloads and Stars earned	11,280.7
Revenue recognized - card and Stars redemptions and breakage	(11,155.4)
Other(1)	(0.1)
Stored value cards and loyalty program at July 2, 2023(2)	$1,628.2
(1)“Other” primarily consists of changes in the stored value cards and loyalty program balances resulting from foreign currency translation.
(2)As of June 30, 2024 and July 2, 2023, approximately $1.6 billion and $1.5 billion, respectively, of these amounts were current.

Note 11:     Equity
Changes in AOCI by component, net of tax (in millions):

Quarter Ended	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
June 30, 2024
Net gains/(losses) in AOCI, beginning of period	$(7.9)	$40.6	$279.2	$(933.4)	$(621.5)
Net gains/(losses) recognized in OCI before reclassifications	0.8	29.5	85.2	(92.0)	23.5
Net (gains)/losses reclassified from AOCI to earnings	0.2	0.5	(10.6)	(0.1)	(10.0)
Other comprehensive income/(loss) attributable to Starbucks	1.0	30.0	74.6	(92.1)	13.5
Net gains/(losses) in AOCI, end of period	$(6.9)	$70.6	$353.8	$(1,025.5)	$(608.0)

July 2, 2023
Net gains/(losses) in AOCI, beginning of period	$(10.9)	$(88.1)	$149.6	$(572.2)	$(521.6)
Net gains/(losses) recognized in OCI before reclassifications	(1.7)	0.8	75.5	(317.4)	(242.8)
Net (gains)/losses reclassified from AOCI to earnings	0.2	(6.8)	(5.8)	—	(12.4)
Other comprehensive income/(loss) attributable to Starbucks	(1.5)	(6.0)	69.7	(317.4)	(255.2)
Other comprehensive income/(loss) attributable to NCI	—	—	—	(0.7)	(0.7)
Net gains/(losses) in AOCI, end of period	$(12.4)	$(94.1)	$219.3	$(890.3)	$(777.5)

Three Quarters Ended	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
June 30, 2024
Net gains/(losses) in AOCI, beginning of period	$(12.3)	$(47.5)	$243.3	$(961.7)	$(778.2)
Net gains/(losses) recognized in OCI before reclassifications	4.7	90.2	135.5	(63.8)	166.6
Net (gains)/losses reclassified from AOCI to earnings	0.7	27.9	(25.0)	(0.1)	3.5
Other comprehensive income/(loss) attributable to Starbucks	5.4	118.1	110.5	(63.9)	170.1
Other comprehensive income/(loss) attributable to NCI	—	—	—	0.1	0.1
Net gains/(losses) in AOCI, end of period	$(6.9)	$70.6	$353.8	$(1,025.5)	$(608.0)

July 2, 2023
Net gains/(losses) in AOCI, beginning of period	$(15.5)	$199.0	$209.1	$(855.8)	$(463.2)
Net gains/(losses) recognized in OCI before reclassifications	2.6	(151.5)	25.2	(33.8)	(157.5)
Net (gains)/losses reclassified from AOCI to earnings	0.5	(141.6)	(15.0)	—	(156.1)
Other comprehensive income/(loss) attributable to Starbucks	3.1	(293.1)	10.2	(33.8)	(313.6)
Other comprehensive income/(loss) attributable to NCI	—	—	—	(0.7)	(0.7)
Net gains/(losses) in AOCI, end of period	$(12.4)	$(94.1)	$219.3	$(890.3)	$(777.5)

Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):

Quarter Ended
AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Jun 30, 2024	Jul 2, 2023
Gains/(losses) on available-for-sale debt securities	$(0.3)	$(0.1)	Interest income and other, net
Gains/(losses) on cash flow hedges	0.2	8.8	Please refer to Note 3, Derivative Financial Instruments for additional information.
Gains/(losses) on net investment hedges	14.2	7.8	Interest expense
Translation adjustment(1)
Other	0.1	—	Interest income and other, net
	14.2	16.5	Total before tax
	(4.2)	(4.1)	Tax expense
	$10.0	$12.4	Net of tax

Three Quarters Ended
AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Jun 30, 2024	Jul 2, 2023
Gains/(losses) on available-for-sale debt securities	$(1.0)	$(0.5)	Interest income and other, net
Gains/(losses) on cash flow hedges	(29.5)	161.9	Please refer to Note 3, Derivative Financial Instruments for additional information.
Gains/(losses) on net investment hedges	33.3	20.1	Interest expense
Translation adjustment(1)
Other	0.1	—	Interest income and other, net
	2.9	181.5	Total before tax
	(6.4)	(25.4)	Tax expense
	$(3.5)	$156.1	Net of tax
(1)Release of cumulative translation adjustments and other activities to earnings upon sale, liquidation, or dissolution of foreign businesses.
In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, we have 7.5 million shares of authorized preferred stock, none of which was outstanding as of June 30, 2024.
During the three quarters ended June 30, 2024 and July 2, 2023, we repurchased 12.8 million and 6.9 million shares of common stock on the open market for $1,250.1 million and $699.3 million, respectively. As of June 30, 2024, 29.8 million shares remained available for repurchase under current authorizations.
During the third quarter of fiscal 2024, our Board of Directors approved a quarterly cash dividend to shareholders of $0.57 per share to be paid on August 30, 2024 to shareholders of record as of the close of business on August 16, 2024.
Note 12: Employee Stock Plans
As of June 30, 2024, there were 84.9 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 9.8 million shares available for issuance under our employee stock purchase plan.
Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended		Three Quarters Ended
	Jun 30, 2024	Jul 2, 2023	Jun 30, 2024	Jul 2, 2023
Restricted Stock Units (“RSUs”)	$63.7	$69.1	$236.9	$228.3
Options	(0.2)	0.1	(0.4)	0.2
Total stock-based compensation expense	$63.5	$69.2	$236.5	$228.5

Stock option and RSU transactions from October 1, 2023 through June 30, 2024 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, October 1, 2023	2.0	7.3
Granted	—	4.4
Options exercised/RSUs vested	(0.8)	(3.0)
Forfeited/expired	—	(0.7)
Options outstanding/Nonvested RSUs, June 30, 2024	1.2	8.0
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of June 30, 2024	$—	$245.4
Note 13: Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended		Three Quarters Ended
	Jun 30, 2024	Jul 2, 2023	Jun 30, 2024	Jul 2, 2023
Net earnings attributable to Starbucks	$1,054.8	$1,141.7	$2,851.7	$2,905.2
Weighted average common shares outstanding (for basic calculation)	1,132.8	1,145.9	1,133.9	1,147.6
Dilutive effect of outstanding common stock options and RSUs	3.0	4.6	3.4	4.4
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,135.8	1,150.5	1,137.3	1,152.0
EPS — basic	$0.93	$1.00	$2.51	$2.53
EPS — diluted	$0.93	$0.99	$2.51	$2.52
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
Consolidated revenue mix by product type (in millions):

	Quarter Ended				Three Quarters Ended
	Jun 30, 2024		Jul 2, 2023		Jun 30, 2024		Jul 2, 2023
Beverage(1)	$5,528.0	61%	$5,587.9	61%	$16,384.4	60%	$15,988.9	60%
Food(2)	1,744.5	19%	1,704.5	19%	5,084.4	19%	4,861.0	18%
Other(3)	1,841.4	20%	1,875.9	20%	5,633.5	21%	5,752.1	22%
Total	$9,113.9	100%	$9,168.3	100%	$27,102.3	100%	$26,602.0	100%
(1)“Beverage” represents sales within our company-operated stores.
(2)“Food” includes sales within our company-operated stores.
(3)“Other” primarily consists of packaged and single-serve coffees and teas, royalty and licensing revenues, beverage-related ingredients, and serveware, among other items.

The tables below present financial information for our reportable operating segments and Corporate and Other (in millions):
Quarter Ended

	North America	International	Channel Development	Corporate and Other	Total
June 30, 2024
Total net revenues	$6,816.7	$1,842.1	$438.3	$16.8	$9,113.9
Depreciation and amortization expenses	266.6	82.7	—	31.1	380.4
Income from equity investees	—	2.5	71.4	—	73.9
Operating income/(loss)	$1,432.7	$287.5	$235.2	$(437.9)	$1,517.5

July 2, 2023
Total net revenues	$6,737.8	$1,972.9	$448.8	$8.8	$9,168.3
Depreciation and amortization expenses	230.4	83.1	0.0	28.7	342.2
Income from equity investees	—	0.8	68.9	—	69.7
Operating income/(loss)	$1,463.9	$374.5	$208.0	$(462.5)	$1,583.9

Three Quarters Ended
	North America	International	Channel Development	Corporate and Other	Total
June 30, 2024
Total net revenues	$20,317.6	$5,445.6	$1,304.5	$34.6	$27,102.3
Depreciation and amortization expenses	774.2	251.0	—	92.4	1,117.6
Income from equity investees	—	2.9	194.9	—	197.8
Operating income/(loss)	$4,101.8	$762.8	$661.2	$(1,423.9)	$4,101.9

July 2, 2023
Total net revenues	$19,669.7	$5,507.8	$1,407.7	$16.8	$26,602.0
Depreciation and amortization expenses	673.5	250.8	0.1	86.8	1,011.2
Income from equity investees	—	2.0	177.0	—	179.0
Operating income/(loss)	$3,894.3	$929.6	$696.4	$(1,355.7)	$4,164.6

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
•the impact of adverse weather conditions or natural disasters;
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
•inherent risks of operating a global business including geopolitical instability, local labor policies and conditions, including labor strikes and work stoppages, protectionist trade policies, or economic or trade sanctions, and compliance with local trade practices and other regulations;
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
•our environmental, community, and farmer promises and any reaction related thereto, such as the rise in opposition to “ESG” and inclusion and diversity efforts;
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

Introduction and Overview
Starbucks is the premier roaster, marketer, and retailer of specialty coffee in the world, operating in 86 markets. As of June 30, 2024, Starbucks had more than 39,400 company-operated and licensed stores, an increase of 6% from the prior year. Additionally, we sell a variety of consumer-packaged goods, primarily through the Global Coffee Alliance established with Nestlé and other partnerships and joint ventures.
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
Starbucks results for the third quarter of fiscal 2024 reflect progress against our action plans to drive traffic to our stores and realized in-store and out-of-store efficiencies, which helped partially offset the impact of continued broader headwinds in a challenging global operating environment, including softening consumer sentiment, a pervasive inflationary environment, and disruptions due to multiple international conflicts. During the third quarter of fiscal 2024, consolidated net revenues decreased 1% to $9.1 billion compared to $9.2 billion in the third quarter of fiscal 2023, primarily driven by a decline in global comparable store sales and unfavorable foreign currency fluctuations, partially offset by incremental revenues from net new company-operated store openings over the past 12 months. During the quarter ended June 30, 2024, our global comparable store sales declined 3%, primarily driven by a 2% decline in the U.S. market and a 7% decline internationally. Consolidated operating margin decreased 60 basis points from the prior year to 16.7%, primarily driven by increased promotional activity, increased investments in store partner wages and benefits, and deleverage, partially offset by strategic pricing and in-store operational efficiencies. Further, our efficiency focus extended beyond our stores, and we realized meaningful out-of-store efficiencies during the quarter, largely within our supply chain.
Despite continued complex macroeconomic challenges across multiple markets and regions, we are encouraged by our progress. In the balance of the fiscal year, we anticipate continued progress on our action plans to increase demand across dayparts by introducing innovative and exciting beverage and food offerings to reach customers more broadly, while expanding our efficiency efforts and disciplined operational execution.

Results of Operations (in millions)
Revenues

	Quarter Ended				Three Quarters Ended
	Jun 30, 2024	Jul 2, 2023	$ Change	% Change	Jun 30, 2024	Jul 2, 2023	$ Change	% Change
Company-operated stores	$7,516.0	$7,556.7	$(40.7)	(0.5)%	$22,323.8	$21,782.4	$541.4	2.5%
Licensed stores	1,129.0	1,136.2	(7.2)	(0.6)	3,375.7	3,325.2	50.5	1.5
Other	468.9	475.4	(6.5)	(1.4)	1,402.8	1,494.4	(91.6)	(6.1)
Total net revenues	$9,113.9	$9,168.3	$(54.4)	(0.6)%	$27,102.3	$26,602.0	$500.3	1.9%
For the quarter ended June 30, 2024 compared with the quarter ended July 2, 2023
Total net revenues for the third quarter of fiscal 2024 decreased $54 million, primarily due to lower revenues from company-operated stores ($41 million). The decrease in revenues from company-operated stores was driven by a 3% decrease in comparable store sales ($227 million), attributable to a 5% decrease in comparable transactions, partially offset by a 2% increase in average ticket. Also contributing to the decrease in company-operated stores revenue were unfavorable foreign currency translation impacts ($101 million). Partially offsetting these decreases were incremental revenues from 1,434 net new company-operated stores, or an 8% increase, over the past 12 months ($290 million).
Licensed stores revenue decreased $7 million, primarily driven by lower product and equipment sales to, and royalty revenues from, our licensees in our International segment ($23 million) and unfavorable foreign currency translation impacts ($10 million), partially offset by higher product and equipment sales to, and royalty revenues from, our licensees in North America ($19 million).
Other revenues decreased $7 million, primarily due to a decline in revenue in the Global Coffee Alliance ($21 million) following the sale of our Seattle’s Best Coffee brand to Nestlé in the second quarter of fiscal 2023 as well as product SKU optimization, partially offset by growth in our global ready-to-drink business ($9 million).
For the three quarters ended June 30, 2024 compared with the three quarters ended July 2, 2023
Total net revenues for the first three quarters of fiscal 2024 increased $500 million, primarily due to higher revenues from company-operated stores ($541 million), which were driven by incremental revenues from 1,434 net new company-operated stores, or an 8% increase, over the past 12 months ($871 million). Partially offsetting this increase were unfavorable foreign currency translation impacts ($222 million) and a 1% decrease in comparable store sales ($110 million), attributable to a 3% decrease in comparable transactions, partially offset by a 2% increase in average ticket.
Licensed stores revenue increased $51 million, driven by higher product and equipment sales to, and royalty revenues from, our licensees ($48 million), primarily driven by revenues from 821 net new licensed store openings, or a 5% increase, over the past 12 months.
Other revenues decreased $92 million, primarily due to a decline in revenue in the Global Coffee Alliance ($99 million) following the sale of our Seattle’s Best Coffee brand to Nestlé in the second quarter of fiscal 2023 as well as product SKU optimization.
Operating Expenses

	Quarter Ended					Three Quarters Ended
	Jun 30, 2024	Jul 2, 2023	$ Change	Jun 30, 2024	Jul 2, 2023	Jun 30, 2024	Jul 2, 2023	$ Change	Jun 30, 2024	Jul 2, 2023
				As a % of Total Net Revenues					As a % of Total Net Revenues
Product and distribution costs	$2,740.9	$2,864.2	$(123.3)	30.1%	31.2%	$8,370.2	$8,476.1	$(105.9)	30.9%	31.9%
Store operating expenses	3,829.1	3,697.6	131.5	42.0	40.3	11,404.7	10,998.9	405.8	42.1	41.3
Other operating expenses	143.9	138.7	5.2	1.6	1.5	427.1	394.1	33.0	1.6	1.5
Depreciation and amortization expenses	380.4	342.2	38.2	4.2	3.7	1,117.6	1,011.2	106.4	4.1	3.8
General and administrative expenses	576.0	604.3	(28.3)	6.3	6.6	1,878.6	1,805.6	73.0	6.9	6.8
Restructuring and impairments	—	7.1	(7.1)	—	0.1	—	21.8	(21.8)	—	0.1
Total operating expenses	7,670.3	7,654.1	16.2	84.2	83.5	23,198.2	22,707.7	490.5	85.6	85.4
Income from equity investees	73.9	69.7	4.2	0.8	0.8	197.8	179.0	18.8	0.7	0.7
Gain from sale of assets	—	—	—	—	—	—	91.3	(91.3)	—	0.3
Operating income	$1,517.5	$1,583.9	$(66.4)	16.7%	17.3%	$4,101.9	$4,164.6	$(62.7)	15.1%	15.7%
Store operating expenses as a % of company-operated stores revenue				50.9%	48.9%				51.1%	50.5%
For the quarter ended June 30, 2024 compared with the quarter ended July 2, 2023
Product and distribution costs as a percentage of total net revenues decreased 110 basis points for the third quarter of fiscal 2024, primarily due to a reduction in supply chain costs (approximately 80 basis points).

Store operating expenses as a percentage of total net revenues increased 170 basis points for the third quarter of fiscal 2024. Store operating expenses as a percentage of company-operated stores revenue increased 200 basis points, primarily due to increased investments in store partner wages and benefits (approximately 200 basis points) and increased promotional activity (approximately 100 basis points), partially offset by in-store operational efficiencies (approximately 140 basis points).
Depreciation and amortization expenses as a percentage of total net revenues increased 50 basis points, primarily due to deleverage.
General and administrative expenses decreased $28 million, primarily due to lower performance-based compensation ($46 million) and the lapping of a donation to the Starbucks Foundation made in the third quarter of fiscal 2023 ($15 million). These decreases were partially offset by increased investments in partner wages and benefits ($23 million) and incremental investments in technology in support of Reinvention ($23 million).
The combination of these changes resulted in an overall decrease in operating margin of 60 basis points for the third quarter of fiscal 2024.
For the three quarters ended June 30, 2024 compared with the three quarters ended July 2, 2023
Product and distribution costs as a percentage of total net revenues decreased 100 basis points for the first three quarters of fiscal 2024, primarily due to the impact of increased sales from pricing (approximately 60 basis points) and a reduction in supply chain costs (approximately 60 basis points).
Store operating expenses as a percentage of total net revenues increased 80 basis points for the first three quarters of fiscal 2024. Store operating expenses as a percentage of company-operated stores revenue increased 60 basis points, primarily due to increased investments in store partner wages and benefits (approximately 170 basis points) and increased promotional activity (approximately 80 basis points), partially offset by in-store operational efficiencies (approximately 190 basis points).
Other operating expenses increased $33 million, primarily due to support costs for our growing licensed markets.
Depreciation and amortization expenses as a percentage of total net revenues increased 30 basis points, primarily due to deleverage.
General and administrative expenses increased $73 million, primarily due to incremental investments in technology in support of Reinvention ($75 million), increased investments in partner wages and benefits ($71 million), and certain proxy solicitation and advisory services costs ($28 million). These increases were partially offset by lower performance-based compensation ($54 million) and the lapping of donations to the Starbucks Foundation made in fiscal 2023 ($30 million).
Gain from sale of assets includes the sale of our Seattle’s Best Coffee brand to Nestlé in the second quarter of fiscal 2023.
Income from equity investees increased $19 million, primarily due to higher income from our North American Coffee Partnership joint venture.
The combination of these changes resulted in an overall decrease in operating margin of 60 basis points for the first three quarters of fiscal 2024.

Other Income and Expenses

	Quarter Ended					Three Quarters Ended
	Jun 30, 2024	Jul 2, 2023	$ Change	Jun 30, 2024	Jul 2, 2023	Jun 30, 2024	Jul 2, 2023	$ Change	Jun 30, 2024	Jul 2, 2023
				As a % of Total Net Revenues					As a % of Total Net Revenues
Operating income	$1,517.5	$1,583.9	$(66.4)	16.7%	17.3%	$4,101.9	$4,164.6	$(62.7)	15.1%	15.7%
Interest income and other, net	28.1	21.3	6.8	0.3	0.2	96.0	51.1	44.9	0.4	0.2
Interest expense	(141.3)	(140.9)	(0.4)	(1.6)	(1.5)	(422.0)	(406.9)	(15.1)	(1.6)	(1.5)
Earnings before income taxes	1,404.3	1,464.3	(60.0)	15.4	16.0	3,775.9	3,808.8	(32.9)	13.9	14.3
Income tax expense	348.6	322.4	26.2	3.8	3.5	923.2	903.4	19.8	3.4	3.4
Net earnings including noncontrolling interests	1,055.7	1,141.9	(86.2)	11.6	12.5	2,852.7	2,905.4	(52.7)	10.5	10.9
Net earnings attributable to noncontrolling interests	0.9	0.2	0.7	0.0	0.0	1.0	0.2	0.8	0.0	0.0
Net earnings attributable to Starbucks	$1,054.8	$1,141.7	$(86.9)	11.6%	12.5%	$2,851.7	$2,905.2	$(53.5)	10.5%	10.9%
Effective tax rate including noncontrolling interests				24.8%	22.0%				24.4%	23.7%

For the quarter ended June 30, 2024 compared with the quarter ended July 2, 2023
The effective tax rate for the quarter ended June 30, 2024 was 24.8% compared to 22.0% for the same period in fiscal 2023. The increase was primarily due to lapping the release of valuation allowances recorded against certain deferred tax assets of an international jurisdiction in the prior year (approximately 300 basis points).
For the three quarters ended June 30, 2024 compared with the three quarters ended July 2, 2023
Interest income and other, net increased $45 million and interest expense increased $15 million, both primarily due to higher interest rates in the current year.
The effective tax rate for the first three quarters ended June 30, 2024 was 24.4% compared to 23.7% for the same period in fiscal 2023. The increase was due to lapping the release of valuation allowances recorded against certain deferred tax assets of an international jurisdiction in the prior year (approximately 120 basis points) and the accrual of foreign withholding taxes related to the current year earnings of certain foreign subsidiaries (approximately 60 basis points), partially offset by electing an alternative tax approach in a certain foreign jurisdiction that resulted in a tax benefit in the second quarter of fiscal 2024 (approximately 80 basis points).

Segment Information
Results of operations by segment (in millions):
North America

	Quarter Ended					Three Quarters Ended
	Jun 30, 2024	Jul 2, 2023	$ Change	Jun 30, 2024	Jul 2, 2023	Jun 30, 2024	Jul 2, 2023	$ Change	Jun 30, 2024	Jul 2, 2023
				As a % of North America Total Net Revenues					As a % of North America Total Net Revenues
Net revenues:
Company-operated stores	$6,135.0	$6,080.6	$54.4	90.0%	90.2%	$18,240.7	$17,693.9	$546.8	89.8%	90.0%
Licensed stores	681.3	655.8	25.5	10.0	9.7	2,074.1	1,973.2	100.9	10.2	10.0
Other	0.4	1.4	(1.0)	0.0	0.0	2.8	2.6	0.2	0.0	0.0
Total net revenues	6,816.7	6,737.8	78.9	100.0	100.0	20,317.6	19,669.7	647.9	100.0	100.0
Product and distribution costs	1,831.9	1,885.4	(53.5)	26.9	28.0	5,623.5	5,624.7	(1.2)	27.7	28.6
Store operating expenses	3,131.1	2,990.1	141.0	45.9	44.4	9,316.2	8,973.2	343.0	45.9	45.6
Other operating expenses	69.5	67.8	1.7	1.0	1.0	214.0	196.7	17.3	1.1	1.0
Depreciation and amortization expenses	266.6	230.4	36.2	3.9	3.4	774.2	673.5	100.7	3.8	3.4
General and administrative expenses	84.9	93.1	(8.2)	1.2	1.4	287.9	286.6	1.3	1.4	1.5
Restructuring and impairments	—	7.1	(7.1)	—	0.1	—	20.7	(20.7)	—	0.1
Total operating expenses	5,384.0	5,273.9	110.1	79.0	78.3	16,215.8	15,775.4	440.4	79.8	80.2
Operating income	$1,432.7	$1,463.9	$(31.2)	21.0%	21.7%	$4,101.8	$3,894.3	$207.5	20.2%	19.8%
Store operating expenses as a % of company-operated stores revenue				51.0%	49.2%				51.1%	50.7%

For the quarter ended June 30, 2024 compared with the quarter ended July 2, 2023
Revenues
North America total net revenues for the third quarter of fiscal 2024 increased $79 million, or 1%, primarily driven by net new company-operated store growth of 5%, or 488 stores, over the past 12 months ($202 million), as well as higher product and equipment sales to, and royalty revenues from, our licensees ($19 million). This growth was partially offset by a 2% decrease in comparable store sales ($139 million) driven by a 6% decrease in comparable transactions, partially offset by a 3% increase in average ticket, primarily due to annualization of pricing and increased beverage attach.
Operating Margin
North America operating income for the third quarter of fiscal 2024 decreased 2% to $1.4 billion, compared to $1.5 billion in the third quarter of fiscal 2023. Operating margin decreased 70 basis points to 21.0%, primarily due to increased investments in store partner wages and benefits (approximately 170 basis points), increased promotional activity (approximately 160 basis points), and deleverage (approximately 130 basis points), partially offset by strategic pricing (approximately 260 basis points) and in-store operational efficiencies (approximately 120 basis points).
For the three quarters ended June 30, 2024 compared with the three quarters ended July 2, 2023

Revenues
North America total net revenues for the first three quarters of fiscal 2024 increased $648 million, or 3%, primarily driven by net new company-operated store growth of 5%, or 488 stores, over the past 12 months ($584 million) and higher product and equipment sales to, and royalty revenues from, our licensees ($82 million). This growth was partially offset by a decline in comparable store sales ($29 million) driven by a 4% decrease in comparable transactions, partially offset by a 4% increase in average ticket, primarily due to annualization of pricing.
Operating Margin
North America operating income for the first three quarters of fiscal 2024 increased 5% to $4.1 billion, compared to $3.9 billion in the first three quarters of fiscal 2023. Operating margin increased 40 basis points to 20.2%, primarily driven by strategic pricing (approximately 200 basis points) and in-store operational efficiencies (approximately 190 basis points), partially offset by increased investments in store partner wages and benefits (approximately 140 basis points), increased promotional activity (approximately 100 basis points), and deleverage (approximately 70 basis points).
International

	Quarter Ended					Three Quarters Ended
	Jun 30, 2024	Jul 2, 2023	$ Change	Jun 30, 2024	Jul 2, 2023	Jun 30, 2024	Jul 2, 2023	$ Change	Jun 30, 2024	Jul 2, 2023
				As a % of International Total Net Revenues					As a % of International Total Net Revenues
Net revenues:
Company-operated stores	$1,381.0	$1,476.1	$(95.1)	75.0%	74.8%	$4,083.1	$4,088.5	$(5.4)	75.0%	74.2%
Licensed stores	447.7	480.4	(32.7)	24.3	24.3	1,301.6	1,352.0	(50.4)	23.9	24.5
Other	13.4	16.4	(3.0)	0.7	0.8	60.9	67.3	(6.4)	1.1	1.2
Total net revenues	1,842.1	1,972.9	(130.8)	100.0	100.0	5,445.6	5,507.8	(62.2)	100.0	100.0
Product and distribution costs	637.1	677.3	(40.2)	34.6	34.3	1,923.5	1,903.8	19.7	35.3	34.6
Store operating expenses	698.0	707.5	(9.5)	37.9	35.9	2,088.5	2,025.7	62.8	38.4	36.8
Other operating expenses	58.8	54.3	4.5	3.2	2.8	168.8	155.0	13.8	3.1	2.8
Depreciation and amortization expenses	82.7	83.1	(0.4)	4.5	4.2	251.0	250.8	0.2	4.6	4.6
General and administrative expenses	80.5	77.0	3.5	4.4	3.9	253.9	244.9	9.0	4.7	4.4
Total operating expenses	1,557.1	1,599.2	(42.1)	84.5	81.1	4,685.7	4,580.2	105.5	86.0	83.2
Income from equity investees	2.5	0.8	1.7	0.1	0.0	2.9	2.0	0.9	0.1	0.0
Operating income	$287.5	$374.5	$(87.0)	15.6%	19.0%	$762.8	$929.6	$(166.8)	14.0%	16.9%
Store operating expenses as a % of company-operated stores revenue				50.5%	47.9%				51.1%	49.5%
For the quarter ended June 30, 2024 compared with the quarter ended July 2, 2023
Revenues
International total net revenues for the third quarter of fiscal 2024 decreased $131 million, or 7%, primarily due to unfavorable foreign currency translation impacts ($105 million), as well as a 7% decline in comparable store sales ($88 million), driven by a 4% decline in average ticket and a 3% decline in comparable transactions. Also contributing to the decline in international total net revenues were lower product and equipment sales to, and royalty revenues from, our licensees ($23 million), largely driven by disruptions due to multiple international conflicts, partially offset by the performance of 703 net new licensed store openings over the past 12 months. In addition, these decreases were partially offset by net new company-operated store growth of 11%, or 946 stores, over the past 12 months ($88 million).
Operating Margin
International operating income for the third quarter of fiscal 2024 decreased 23% to $288 million, compared to $375 million in the third quarter of fiscal 2023. Operating margin decreased 340 basis points to 15.6%, primarily due to increased promotional activity (approximately 210 basis points), increased investments in store partner wages and benefits (approximately 160 basis points), and strategic investments (approximately 70 basis points), partially offset by in-store operational efficiencies (approximately 130 basis points).
For the three quarters ended June 30, 2024 compared with the three quarters ended July 2, 2023
Revenues
International total net revenues for the first three quarters of fiscal 2024 decreased $62 million, or 1%, primarily due to unfavorable foreign currency translation impacts ($235 million), as well as a 2% decline in comparable store sales ($81 million) driven by a 3% decline in average ticket, partially offset by a 1% increase in comparable transactions. Also contributing to the decline in international total net revenues were lower product and equipment sales to, and royalty revenues from, our licensees ($34 million), largely driven by disruptions due to multiple international conflicts, partially offset by the performance of 703 net new licensed store openings over the past 12 months. In addition, these decreases were partially offset by net new company-operated store growth of 11%, or 946 stores, over the past 12 months ($287 million).
Operating Margin
International operating income for the first three quarters of fiscal 2024 decreased 18% to $763 million, compared to $930 million for the same period in fiscal 2023. Operating margin decreased 290 basis points to 14.0%, primarily due to increased promotional activity (approximately 200 basis points), increased investments in store partner wages and benefits (approximately 130 basis points), and sales mix shift (approximately 70 basis points). These decreases were partially offset by in-store operational efficiencies (approximately 100 basis points).

Channel Development

	Quarter Ended					Three Quarters Ended
	Jun 30, 2024	Jul 2, 2023	$ Change	Jun 30, 2024	Jul 2, 2023	Jun 30, 2024	Jul 2, 2023	$ Change	Jun 30, 2024	Jul 2, 2023
				As a % of Channel Development Total Net Revenues					As a % of Channel Development Total Net Revenues
Net revenues	$438.3	$448.8	$(10.5)			$1,304.5	$1,407.7	$(103.2)
Product and distribution costs	257.7	293.0	(35.3)	58.8%	65.3%	789.3	932.7	(143.4)	60.5%	66.3%
Other operating expenses	15.2	14.8	0.4	3.5	3.3	43.2	40.6	2.6	3.3	2.9
Depreciation and amortization expenses	—	0.0	—	—	0.0	—	0.1	(0.1)	—	0.0
General and administrative expenses	1.6	1.9	(0.3)	0.4	0.4	5.7	6.2	(0.5)	0.4	0.4
Total operating expenses	274.5	309.7	(35.2)	62.6	69.0	838.2	979.6	(141.4)	64.3	69.6
Income from equity investees	71.4	68.9	2.5	16.3	15.4	194.9	177.0	17.9	14.9	12.6
Gain from sale of assets	—	—	—	—	—	—	91.3	(91.3)	—	6.5
Operating income	$235.2	$208.0	$27.2	53.7%	46.3%	$661.2	$696.4	$(35.2)	50.7%	49.5%
For the quarter ended June 30, 2024 compared with the quarter ended July 2, 2023

Revenues
Channel Development total net revenues for the third quarter of fiscal 2024 decreased $11 million, or 2%, primarily due to a decline in revenue in the Global Coffee Alliance ($21 million) from product SKU optimization as well as the sale of our Seattle’s Best Coffee brand to Nestlé in the second quarter of fiscal 2023, partially offset by higher revenue in our global ready-to-drink business ($9 million).
Operating Margin
Channel Development operating income for the third quarter of fiscal 2024 increased 13% to $235 million, compared to $208 million in the third quarter of fiscal 2023. Operating margin increased 740 basis points to 53.7%, primarily driven by mix shift (approximately 350 basis points), lower product costs related to the Global Coffee Alliance (approximately 270 basis points), and strength in our North American Coffee Partnership joint venture income (approximately 90 basis points).
For the three quarters ended June 30, 2024 compared with the three quarters ended July 2, 2023
Revenues
Channel Development total net revenues for the first three quarters of fiscal 2024 decreased $103 million, or 7%, primarily due to a decline in revenue in the Global Coffee Alliance ($99 million) following the sale of our Seattle’s Best Coffee brand to Nestlé in the second quarter of fiscal 2023 as well as product SKU optimization, and lower revenue in our global ready-to-drink business ($12 million).
Operating Margin
Channel Development operating income for the first three quarters of fiscal 2024 decreased 5% to $661 million, compared to $696 million for the same period in fiscal 2023. Operating margin increased 120 basis points to 50.7%, primarily due to mix shift (approximately 410 basis points), strength in our North American Coffee Partnership joint venture income (approximately 240 basis points), and lapping impairment charges against certain manufacturing assets in the second quarter of fiscal 2023 (approximately 120 basis points), partially offset by lapping the gain from the sale of our Seattle’s Best Coffee brand in the second quarter of fiscal 2023 (approximately 650 basis points).
Corporate and Other

	Quarter Ended				Three Quarters Ended
	Jun 30, 2024	Jul 2, 2023	$ Change	% Change	Jun 30, 2024	Jul 2, 2023	$ Change	% Change
Net revenues:
Other	$16.8	$8.8	$8.0	90.9%	$34.6	$16.8	$17.8	106.0%
Total net revenues	16.8	8.8	8.0	90.9	34.6	16.8	17.8	106.0
Product and distribution costs	14.2	8.5	5.7	67.1	33.9	14.9	19.0	127.5
Other operating expenses	0.4	1.8	(1.4)	(77.8)	1.1	1.8	(0.7)	(38.9)
Depreciation and amortization expenses	31.1	28.7	2.4	8.4	92.4	86.8	5.6	6.5
General and administrative expenses	409.0	432.3	(23.3)	(5.4)	1,331.1	1,267.9	63.2	5.0
Restructuring and impairments	—	—	—	nm	—	1.1	(1.1)	nm
Total operating expenses	454.7	471.3	(16.6)	(3.5)	1,458.5	1,372.5	86.0	6.3
Operating loss	$(437.9)	$(462.5)	$24.6	(5.3)%	$(1,423.9)	$(1,355.7)	$(68.2)	5.0%
Corporate and Other primarily consists of our unallocated corporate expenses. Unallocated corporate expenses include corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments.
For the quarter ended June 30, 2024 compared with the quarter ended July 2, 2023
Corporate and Other operating loss decreased 5% to $438 million for the third quarter of fiscal 2024 compared to $463 million for the third quarter of fiscal 2023. This decrease was primarily due to lower performance-based compensation ($35 million) and the lapping of a donation to the Starbucks Foundation made in the third quarter of fiscal 2023 ($15 million). These decreases were partially offset by incremental investments in technology in support of Reinvention ($23 million) and increased investments in partner wages and benefits ($15 million).
For the three quarters ended June 30, 2024 compared with the three quarters ended July 2, 2023
Corporate and Other operating loss increased to $1.4 billion for the first three quarters of fiscal 2024, or 5%, compared to the same period in fiscal 2023. This increase was primarily driven by incremental investments in technology in support of

Reinvention ($75 million), increased investments in partner wages and benefits ($43 million), and certain proxy solicitation and advisory services costs ($28 million). These increases were partially offset by lower performance-based compensation ($46 million) and the lapping of donations to the Starbucks Foundation made in fiscal 2023 ($30 million).

Quarterly Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) and transferred during the period
	Quarter Ended		Three Quarters Ended		Stores open as of
	Jun 30, 2024	Jul 2, 2023	Jun 30, 2024	Jul 2, 2023	Jun 30, 2024	Jul 2, 2023
North America
Company-operated stores	113	105	312	236	10,940	10,452
Licensed stores	20	5	76	61	7,258	7,140
Total North America	133	110	388	297	18,198	17,592
International
Company-operated stores	244	272	562	543	9,526	8,580
Licensed stores	149	206	489	671	11,753	11,050
Total International	393	478	1,051	1,214	21,279	19,630
Total Company	526	588	1,439	1,511	39,477	37,222

Financial Condition, Liquidity and Capital Resources
Cash and Investment Overview
Our cash and investments were $3.7 billion as of June 30, 2024 and $4.2 billion as of October 1, 2023. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, fund acquisitions, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate debt securities, government treasury securities (domestic and foreign), and commercial paper, as well as principal-protected structured deposits. As of June 30, 2024, approximately $2.0 billion of cash and short-term investments were held in foreign subsidiaries.
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
The 2021 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of June 30, 2024, we were in compliance with all applicable covenants. No amounts were outstanding under our 2021 credit facility as of June 30, 2024 or October 1, 2023.
Commercial Paper
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our 2021 credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures, and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock, and share repurchases. No amounts were outstanding under our commercial paper program as of June 30, 2024 and October 1, 2023. Our total available contractual borrowing capacity for general corporate purposes was $3.0 billion as of the end of our third quarter of fiscal 2024.
Credit Facilities in Japan
Additionally, we hold the following Japanese yen-denominated credit facilities that are available for working capital needs and capital expenditures within our Japanese market.
•A ¥5.0 billion, or $31.1 million, credit facility is currently set to mature on December 30, 2024. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.400%.
•A ¥10.0 billion, or $62.2 million, credit facility is currently set to mature on March 27, 2025. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.300%.
As of June 30, 2024, we had ¥2.0 billion, or $12.4 million, of borrowings outstanding under these credit facilities. As of October 1, 2023, we had ¥5.0 billion, or $33.5 million, of borrowings outstanding under these credit facilities.
See Note 8, Debt, to the consolidated financial statements included in Item 1 of Part I of this 10-Q for details of the components of our long-term debt.
Our ability to incur new liens and conduct sale and leaseback transactions on certain material properties is subject to compliance with terms of the indentures under which the long-term notes were issued. As of June 30, 2024, we were in compliance with all applicable covenants.
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
We regularly review our cash positions and our determination of partial indefinite reinvestment of foreign earnings. In the event we determine that all or another portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes, which could be material. Any foreign earnings that are not indefinitely reinvested may be repatriated at management’s discretion. In anticipation of repatriation of current year earnings of certain foreign subsidiaries, we accrued approximately $16 million for foreign withholding taxes during the first three quarters of fiscal year 2024.
During the third quarter of fiscal 2024, our Board of Directors approved a quarterly cash dividend to shareholders of $0.57 per share to be paid on August 30, 2024 to shareholders of record as of the close of business on August 16, 2024.
During the three quarters ended June 30, 2024, we repurchased 12.8 million shares of common stock for $1,250.1 million on the open market. As of June 30, 2024, 29.8 million shares remained available for repurchase under current authorizations.
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
Cash Flows
Net cash provided by operating activities was $4.6 billion for the first three quarters of fiscal 2024, compared to $4.1 billion for the same period in fiscal 2023. The change was primarily due to an increase in net cash provided by changes in operating assets and liabilities, an increase in depreciation and amortization, lapping the gain on sale of assets from the prior year sale of Seattle’s Best Coffee brand to Nestlé, and an increase in non-cash lease costs.
Net cash used in investing activities totaled $1.8 billion for the first three quarters of fiscal 2024, compared to $1.4 billion for the same period in fiscal 2023. The change was primarily due to an increase in capital expenditures, purchases of investments, and lapping the proceeds from sale of assets from the prior year sale of Seattle’s Best Coffee brand to Nestlé, partially offset by an increase in maturities and calls of investments.
Net cash used in financing activities for the first three quarters of fiscal 2024 totaled $3.1 billion, compared to $2.1 billion for the same period in fiscal 2023. The change was primarily due to an increase in repayments of debt and an increase in share repurchase activities, partially offset by net proceeds from issuances of debt.
Commodity Prices, Availability and General Risk Conditions
Commodity price risk represents our primary market risk, generated by our purchases of green coffee and dairy products, among other items. We purchase, roast, and sell high-quality arabica coffee and related products, and risk arises from the price volatility of green coffee. In addition to coffee, we also purchase significant amounts of dairy products to support the needs of our company-operated stores. The price and availability of these commodities directly impact our results of operations, and we expect commodity prices, particularly coffee, to impact future results of operations. For additional details, see Product Supply in Part 1, Item 1 of the 10-K, as well as Risk Factors in Part I, Item 1A of the 10-K.
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
During the third quarter of fiscal 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (June 30, 2024).
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Shares under our ongoing share repurchase program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or through privately negotiated transactions. The timing, manner, price, and amount of repurchases will be determined at our discretion and the share repurchase program may be suspended, terminated, or modified at any time for any reason. During the third fiscal quarter ended June 30, 2024, there was no share repurchase activity.
Item 3.Defaults upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended June 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6.Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	000-20322	4/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through March 17, 2021)	8-K	000-20322	3/19/2021	3.1
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—
101	The following financial statements from the Company’s 10-Q for the fiscal quarter ended June 30, 2024, formatted in iXBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements	—	—	—	—	X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	—	—	—	—	X

* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
July 30, 2024

STARBUCKS CORPORATION

By:	/s/ Rachel Ruggeri
Rachel Ruggeri
executive vice president, chief financial officer
Signing on behalf of the registrant and as principal financial officer