Form 10-K
period 2024-09-29
STARBUCKS CORP
filed 2024-11-20
CIK 829224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 29, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on March 31, 2024 as reported on the Nasdaq Global Select Market was $103.4 billion. As of November 13, 2024, there were 1,133.8 million shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on March 12, 2025, have been incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

STARBUCKS CORPORATION
Form 10-K
For the Fiscal Year Ended September 29, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Starbucks Corporation (together with its subsidiaries) that are based on our current expectations, estimates, forecasts, and projections about our business, our results of operations, the industry in which we operate, our economic and market outlook, and the beliefs and assumptions of our management. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks,” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. Our forward-looking statements, and the risks and uncertainties related thereto, include, but are not limited to, those described under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and in other reports we file with the U.S. Securities and Exchange Commission (“SEC”), as well as, among others:

• our ability to preserve, grow, and leverage our brands, including the risk of negative responses by consumers (such as boycotts or negative publicity campaigns), governmental actors (such as retaliatory legislative treatment), or other third parties who object to certain actions taken or not taken by the Company, whose responses could adversely affect our brand value;
• the impact of our marketing strategies, promotional and advertising plans, pricing strategies, platforms, reformulations, innovations, or customer experience initiatives or investments;
• the costs and risks associated with, and the successful execution and effects of, our existing and any future business opportunities, expansions, initiatives, strategies, investments, and plans, including our Back to Starbucks plan;
• changes in consumer preferences, demand, consumption, or spending behavior, including due to shifts in demographic or health and wellness trends, reduction in discretionary spending and price increases, and our ability to anticipate or react to these changes;
• the ability of our business partners, suppliers, and third-party providers to fulfill their responsibilities and commitments;
• the potential negative effects of reported incidents involving food- or beverage-borne illnesses, tampering, adulteration, contamination, or mislabeling;
• our ability to open new stores and efficiently maintain the attractiveness of our existing stores;
• our dependence on the financial performance of our North America operating segment and our increasing dependence on certain international markets;
• our anticipated operating expenses, including our anticipated total capital expenditures;
• inherent risks of operating a global business, including changing conditions in our markets, local factors affecting store openings, protectionist trade or foreign investment policies, economic or trade sanctions, compliance with local laws and other regulations, and local labor policies and conditions, including labor strikes and work stoppages;
• higher costs, lower quality, or unavailability of coffee, dairy, cocoa, energy, water, raw materials, or product ingredients;
• the potential impact on our supply chain of adverse weather conditions, natural disasters, or significant increases in logistics costs;
• the ability of our supply chain to meet current or future business needs and our ability to scale and improve our forecasting, planning, production, and logistics management;
• a worsening in the terms and conditions upon which we engage with our manufacturers and source suppliers, whether resulting from broader local or global conditions or dynamics specific to our relationships with such parties;
• the impact of unfavorable global or regional economic conditions and related economic slowdowns or recessions, low consumer confidence, high unemployment, weak credit or capital markets, budget deficits, burdensome government debt, austerity measures, higher interest rates, higher taxes, international trade disputes, government restrictions, geopolitical instability, higher inflation, or deflation;
• failure to meet our announced guidance or market expectations and the impact thereof;
• failure to attract or retain key executive or partner talent or successfully transition executives;
• the impacts of partner investments and changes in the availability and cost of labor, including any union organizing efforts and our responses to such efforts;
• the impact of foreign currency translation, particularly a stronger U.S. dollar;
• the impact of, and our ability to respond to, substantial competition from new entrants, consolidations by competitors, and other competitive activities, such as pricing actions (including price reductions, promotions, discounting, couponing, or free goods), marketing, category expansion, product introductions, or entry or expansion in our geographic markets;
• potential impacts of climate change;
• evolving corporate governance and public disclosure regulations and expectations;
• the potential impact of activist shareholder actions or tactics;

• failure to comply with applicable laws and changing legal and regulatory requirements;
• the impact or likelihood of significant legal disputes and proceedings or government investigations;
• potential negative effects of, and our ability to respond to, a material failure, inadequacy, or interruption of our information technology systems or those of our third-party business partners or service providers, or failure to comply with data protection laws; and
• our ability to adequately protect our intellectual property or adequately ensure that we are not infringing the intellectual property of others.

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

PART I
Item 1. Business
General
In this Annual Report on Form 10-K (“10-K” or “Report”) for the fiscal year ended September 29, 2024 (“fiscal 2024”), Starbucks Corporation (together with its subsidiaries) is referred to as “Starbucks,” the “Company,” “we,” “us,” or “our.”
Starbucks is the premier roaster, marketer, and retailer of specialty coffee in the world, operating in 87 markets. Formed in 1985, Starbucks Corporation’s common stock trades on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “SBUX.” We purchase and roast high-quality coffees that we sell, along with handcrafted coffee, tea, and other beverages and a variety of high-quality food items through company-operated stores. We also sell a variety of coffee and tea products and license our trademarks through other channels, such as licensed stores as well as grocery and foodservice through our Global Coffee Alliance with Nestlé S.A. (“Nestlé”). In addition to our flagship Starbucks Coffee® brand, we sell goods and services under the following brands: Teavana®, Ethos®, and Starbucks Reserve®.
Our primary objective is to maintain Starbucks standing as one of the most recognized and respected brands in the world. We believe the continuous investments in our brand and operations will deliver long-term targeted revenue and income growth. This includes expansion of our global store base, adding stores in both existing, developed markets such as the U.S. and in higher growth markets, as well as optimizing the mix of company-operated and licensed stores around the world. In addition, by leveraging experiences gained through our stores and elsewhere, we continue to drive beverage, equipment, process, and technology innovation, including in our industry-leading digital platform. We strive to regularly offer consumers new, innovative coffee and other products in a variety of forms, across new categories, diverse channels, and alternative store formats.
Starbucks has always been a different kind of company – one deep with purpose, where we work together to create a positive impact in the world. With coffee at our core, we pursue ambitious goals for our partners (employees), our communities, and our planet, which we believe also contributes to the long-term sustainability of creating a thriving business powered by thriving people for a thriving planet and communities. Our work to uplift one another extends well beyond our partners to the communities where we do business around the world. We are committed to responsible and ethical sourcing led by Coffee and Farmer Equity Practices (“C.A.F.E. Practices”), the Company’s third-party verification program and the cornerstone of our approach to ethical sourcing of coffee with over 98% of our coffee having been historically verified through C.A.F.E. Practices as ethically sourced.
Human Capital Management
We invest in the well-being – the mental, physical, and financial health – of every partner through our practices, policies, and benefits. This work is grounded in the belief that we are at our best when we create inclusive, supportive, and welcoming environments, where we uplift one another with dignity, respect, and kindness. And we are hard at work uplifting our communities and building environments in our stores that are welcoming and safe. We believe the strength of our workforce is one of the significant contributors to our success as a global brand that leads with purpose. Therefore, one of our core strategies is to invest in and support our partners to differentiate our brand, products, and services in the competitive specialty coffee market, including the following areas of focus:
Oversight and Management
We recognize the diversity of customers, partners, and communities and believe in creating an inclusive and equitable environment that represents a broad spectrum of backgrounds and cultures. Working under these principles, our Partner Resources Organization is tasked with managing employment-related matters, including recruiting and hiring, onboarding and training, compensation planning, performance management, and professional development. Our Board of Directors (the “Board”) and Board committees provide oversight on certain human capital matters, including our Inclusion and Diversity initiatives. As noted in its charter, our Compensation and Management Development Committee is responsible for periodically reviewing Starbucks partner resource programs and initiatives, including healthcare and other benefits, as well as our management development and succession planning practices and strategies. Our Audit and Compliance Committee works closely with the Risk Management Committee, led by Starbucks chief financial officer (“cfo”) and chief legal officer, to monitor and mitigate current and emerging labor and human capital management risks. Our Environmental, Partner, and Community Impact Committee annually reviews and assesses the effectiveness of the Company’s environmental and social strategies, policies, practices, goals, programs, disclosure, and risks, including review of the Company’s annual global climate and social impact report.
These reports and recommendations to the Board and its committees are part of the broader framework that guides how Starbucks should attract, retain, and develop a skilled workforce that aligns with our values and strategies.
We regularly conduct anonymous surveys to seek feedback from our partners on a variety of topics, including confidence in company leadership, competitiveness of our compensation and benefits package, career growth opportunities, and recommendations on how we can remain an employer of choice. The results are shared with our partners and reviewed by senior leadership, who analyze areas of progress or deterioration and prioritize actions and activities in response to this feedback to drive meaningful improvements in partner engagement. Our management and cross-functional teams also work closely to evaluate human capital management issues such as partner retention, workplace safety, harassment, and bullying, as well as to implement measures to mitigate these issues.
Diversity, Equity, Inclusion, and Belonging
As we create the future of Starbucks, we are continuing to work to improve the partner experience so our partners can thrive at work, individually, and together. Core to this is taking steps to ensure that Starbucks is an inclusive, diverse, equitable, and accessible company—a place where all are welcome and where our partners know they belong.
Under the leadership of our senior vice president of Talent and Inclusion and our executive leadership team, we remain committed to accountability at every level of the Company. We prioritize transparency with our partners, Inclusion and Diversity Executive Council, Partner Networks, Inclusion and Diversity Business Council, community leaders, customers, and stakeholders.
At Starbucks, we are committed to creating environments where everyone is welcome and belongs. In 2024, we reaffirmed this commitment by cementing “Belonging” as one of our company values.
These values have long been part of our culture, and we are working to build a more inclusive, equitable, accessible, and diverse company, to make substantial progress in the representation of our partners and to expand opportunities for our partners. To further this:
•we worked to reach a broader pool of candidates, prioritizing inclusivity in our recruitment, in partner engagement, and by continuing to foster inclusive leadership;
•we established and expanded our mentorship program to make valuable guidance and networking opportunities available to all partners; and
•we remained focused on addressing barriers impeding equal pay for equal work.

At the end of fiscal 2024, our U.S. partner base is made up 70.9% female and 28.4% male. Additionally, in the U.S. diverse partners represent more than 51.9% of our retail team and more than 37.9% of our corporate roles.
We are expanding workforce diversity to bring new perspectives and experiences that improve our business and workplace. To do this, we reach a broader pool of candidates and talent by prioritizing inclusivity in our recruitment practices, in partner engagement, and by continuing to foster inclusive leadership.
Total Rewards
We have demonstrated a history of investing in our workforce by offering competitive salaries and wages by continuously assessing the current business environment and labor market. We have consistently made enhancements in wages in order to attract talent to support our growth strategy and to elevate the customer experience. To foster a stronger sense of ownership and align the interests of partners with shareholders, restricted stock units are provided to eligible non-executive partners under our broad-based stock incentive programs. Furthermore, we offer comprehensive, locally relevant and innovative benefits to all eligible partners. The following list summarizes key benefits provided in the U.S., which is our largest and most mature market:
•Comprehensive health insurance coverage is offered to partners working an average of 20 hours or more each week.
•100% upfront tuition coverage through the Starbucks College Achievement Plan for partners to earn a first-time bachelor’s degree online at Arizona State University is offered to partners working an average of 20 hours or more each week.
•Our Future Roast 401(k) savings plan helps partners save for their financial goal through convenient payroll deductions. Partners can contribute pre-tax or Roth after-tax dollars, and Starbucks matches 5% of eligible contributions with immediate vesting in those matching contributions.

•100% paid parental leave is available to new parents that welcome a child through birth, adoption, or foster placement and work an average of 20 hours or more each week.
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
Outside of the U.S., we have provided other innovative benefits to help address market-specific needs, such as providing interest-free loans to our U.K. partners to help cover rental deposits, mental health services in Canada, and, in China, an extra 14th Month Pay initiative, giving retail partners an additional month’s salary as a bonus on top of the 13th month pay that is customary in China, as well as a monthly housing subsidy for full-time Starbucks baristas and shift supervisors, and comprehensive health insurance coverage for parents of partners.
Role-based Support
To help our partners succeed in their roles, we emphasize continuous training and development opportunities. These include, but are not limited to, safety and security protocols, updates on new products and service offerings, and deployment of technologies. Training provided through our Pour Over sessions, which are a series of inspiring talks with thought leaders to help partners understand how to bring the Starbucks Experience to life, include a wide variety of topics such as achievable goal setting, giving and receiving constructive feedback, and effective engagement with customers and communities. To help further promote an inclusive culture and to better serve our customers, we encourage U.S.-based partners to enroll in the To Be Welcoming courses we created in partnership with Arizona State University to address different forms of bias and discrimination.
Pay Equity
To be an employer of choice and maintain the strength of our workforce, we consistently assess the current business environment and labor market to refine our compensation and benefits programs and other resources available to our partners.
Starbucks is committed to pay equity. We’ve achieved and maintained racial and gender pay equity for partners in the U.S. who are performing similar work, and we’re working toward achieving gender pay equity for Starbucks partners who are performing similar work in all of our company-operated markets globally. Further, we have formulated pay-equity principles, which provide equal footing, transparency, and accountability as best practices that help address known, systemic barriers to global pay equity.
As of September 29, 2024, Starbucks employed approximately 361,000 people worldwide. In the U.S., Starbucks employed approximately 211,000 people, with approximately 201,000 in company-operated stores and the remainder in corporate support, store development, roasting, manufacturing, warehousing, and distribution operations. Approximately 150,000 employees were employed outside of the U.S., with approximately 144,000 in company-operated stores and the remainder in regional support operations. Approximately 5% of Starbucks partners in U.S. company-operated stores are represented by unions. We believe our efforts in managing our workforce have been effective, evidenced by low turnover, a strong culture, and active employee participation.
Information about our Executive Officers

Name	Age	Position
Brian Niccol	50	chairman and chief executive officer
Rachel Ruggeri	55	executive vice president, chief financial officer
Brady Brewer	51	chief executive officer, Starbucks International
Sara Kelly	45	executive vice president, chief partner officer
Brad Lerman	68	executive vice president, chief legal officer
Brian Niccol joined Starbucks as its chairman and chief executive officer in September 2024. Mr. Niccol spent more than 25 years in leadership, marketing, and operations roles for some of the world’s most respected brands. Mr. Niccol joined Starbucks after leading Chipotle Mexican Grill, Inc. through a period of growth and transformation, having served as a director and as its chief executive officer from 2018 to 2024 and as its chairman, from 2020 to 2024. Before joining Chipotle, he served as chief executive officer of Taco Bell, a division of Yum! Brands, Inc., from 2015 to 2018, after having served as its President (2013 to 2014) and chief marketing and innovation officer (2011 to 2012). Mr. Niccol also served in leadership roles at Pizza Hut, another division of Yum! Brands from 2005 to 2011. Mr. Niccol currently serves on the Board of Directors of Walmart Inc., a NYSE-listed omni-channel retailer.

Rachel Ruggeri joined Starbucks in 2001 as a member of the accounting team and was named executive vice president and chief financial officer in 2021. In August 2024, she served as interim chief executive officer during Starbucks recent chief executive officer transition. In her role as chief financial officer, Ms. Ruggeri is responsible for the global finance function for Starbucks, which includes developing and executing the financial strategies that enable the long-term growth of the Company. Prior to her promotion in 2021, she served as senior vice president of Americas with responsibility for the retail portfolio across the segment, including company-operated and licensed stores from 2020 to 2021. From 2016 to 2020, she held various leadership roles in finance both internal and external to Starbucks, including Chief Financial Officer of Continental Mills from 2018 to 2020 and prior to that she was senior vice president of Finance at Starbucks in support of the Americas and Global Retail from 2016 to 2018. She also served as vice president of Finance from 2010 to 2016 supporting Corporate Financial Planning & Analysis and the U.S. Retail business. Ms. Ruggeri currently serves on the Board of Directors of Stryker Corporation, a NYSE-listed medical technologies company.
Brady Brewer joined Starbucks in 2001 and has served as chief executive officer, Starbucks International since April 2024, where he is responsible for the teams across Asia Pacific, Europe, Middle East, Africa, Japan, Latin America, and the Caribbean, as well as Global Channel Development and the Company’s international licensed partners. From February 2020 through March 2024, he served as Starbucks executive vice president and chief marketing officer, leading the Starbucks brand, marketing, food and beverage portfolio, digital customer experience innovation, R&D/Engineering, creative and brand management, consumer insights, data analytics, and sustainability. His prior roles at Starbucks include senior vice president of Digital Customer Experience for Starbucks (2019 through February 2020), where he focused on delivering new innovations that made the Starbucks Experience continually more effortless and delightful for customers; chief operating officer for Starbucks Japan (2016 to 2019), where he led store operations as well as brand and marketing strategy; and senior vice president, Marketing and Product for the Company’s China and Asia Pacific region (2014 to 2016).
Sara Kelly joined Starbucks in 2001 and has served as executive vice president and chief partner officer since 2022, where she is responsible for helping partners realize their career potential and building global partner capability to enable growth and deliver on the Company’s strategic plan. Prior to her current role, Ms. Kelly was senior vice president, Talent & Partner Experience from 2021 to 2022, where she was responsible for advancing Starbucks talent and organizational leadership agenda and was focused on amplifying the strategic work being led by the talent acquisition, talent management, partner experience, learning and development, and organization and leadership effectiveness teams. From 2014 to 2021, Ms. Kelly served as vice president, Partner Resources, supporting partners in our global markets.
Brad Lerman joined Starbucks in April 2023 as executive vice president and general counsel and has served as executive vice president and chief legal officer since April 2024. In this role, he leads the Company’s Legal and Corporate Affairs organization. Prior to Starbucks, Mr. Lerman served as senior vice president, general counsel and corporate secretary of Medtronic plc from 2014 to 2022; and executive vice president, general counsel and corporate secretary for the Federal National Mortgage Association (Fannie Mae) from 2012 to 2014. Mr. Lerman has also served as chief litigation counsel for Pfizer and has worked in private practice as a partner at Winston & Strawn LLP in Chicago. He also served as an Assistant United States Attorney in the Northern District of Illinois. Mr. Lerman currently serves on the Board of Directors of McKesson Corporation, a NYSE-listed health care, pharmaceutical, and medical supply company.

Segment Financial Information
Segment information is prepared on the same basis that our ceo, who is our Chief Operating Decision Maker, manages the segments, evaluates financial results, and makes key operating decisions.
We have three reportable operating segments: 1) North America, which is inclusive of the U.S. and Canada; 2) International, which is inclusive of China, Japan, Asia Pacific, Europe, Middle East, Africa, Latin America, and the Caribbean; and 3) Channel Development. Unallocated corporate expenses are reported within Corporate and Other. Revenues from our reportable operating segments as a percentage of total net revenues for fiscal 2024 were as follows: North America (75%), International (20%), and Channel Development (5%).
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
Our Channel Development segment includes roasted whole bean and ground coffees, Starbucks-branded single-serve products, a variety of ready-to-drink beverages, such as Frappuccino® and Starbucks Doubleshot®, foodservice products, and other branded products sold worldwide outside of our company-operated and licensed stores. A large portion of our Channel Development business operates under a licensed model of the Global Coffee Alliance with Nestlé, while our global ready-to-drink businesses operate under collaborative relationships with PepsiCo, Inc., Tingyi-Ashi Beverages Holding Co., Ltd., Arla Foods amba, Nestlé, and others.

Revenue Components
We generate the majority of our revenues through company-operated stores and licensed stores.
Company-operated and Licensed Store Summary as of September 29, 2024:

	North America	As a % of Total North America Stores	International	As a % of Total International Stores	Total	As a % of Total Stores
Company-operated stores	11,161	61%	9,857	45%	21,018	52%
Licensed stores	7,263	39%	11,918	55%	19,181	48%
Total	18,424	100%	21,775	100%	40,199	100%
The mix of company-operated versus licensed stores in a given market generally varies based on several factors, including our ability to access desirable local retail space, the complexity, profitability, and expected ultimate size of the market for Starbucks, and our ability to leverage the support infrastructure within a geographic region.
Company-operated Stores
Revenue from company-operated stores accounted for 82% of total net revenues during fiscal 2024. Our retail objective is to be the leading retailer and brand of coffee and tea in each of our target markets by selling the finest quality coffee, tea, and related products, as well as complementary food offerings, and by providing each customer with a unique Starbucks Experience. The Starbucks Experience is built upon superior customer service, convenience, and a seamless digital experience as well as safe, clean, and well-maintained stores that reflect the personalities of the communities in which they operate, thereby building a high degree of customer loyalty.
Our strategy for expanding our global retail business is to increase our category share in a disciplined manner, by selectively opening additional stores in new and existing markets, as well as increasing sales in existing stores, to support our long-term strategic objective to maintain Starbucks standing as one of the most recognized and respected brands in the world. Store growth in specific existing markets will vary due to many factors, including expected financial returns, the maturity of the market, economic conditions, consumer behavior, and the local business environment.
Company-operated store data for the fiscal year-ended September 29, 2024:

	Stores Open as of					Stores Open as of
	Oct 1, 2023	Opened	Closed	Transfers	Net	Sep 29, 2024
North America:
U.S.	9,645	611	(96)	(2)	513	10,158
Canada	977	37	(17)	—	20	997
Siren Retail	6	—	—	—	—	6
Total North America	10,628	648	(113)	(2)	533	11,161
International:
China	6,804	855	(65)	—	790	7,594
Japan	1,733	90	(14)	—	76	1,809
U.K.	355	32	(9)	—	23	378
All Other	67	4	—	—	4	71
Siren Retail	5	—	—	—	—	5
Total International	8,964	981	(88)	—	893	9,857
Total company-operated	19,592	1,629	(201)	(2)	1,426	21,018
Starbucks company-operated stores are typically located in high-traffic, high-visibility locations. Our ability to vary the size and format of our stores allows us to locate them in or near a variety of settings, including downtown and suburban retail centers, office buildings, university campuses, and rural and off-highway locations. We are continuing the expansion of our stores, particularly drive-thru formats that provide a higher degree of access and convenience, as well as other store formats that cater to a variety of customer needs.

Retail sales mix by product type for company-operated stores:

Fiscal Year Ended	Sep 29, 2024	Oct 1, 2023	Oct 2, 2022
Beverages	74%	74%	74%
Food	23%	22%	22%
Other(1)	3%	4%	4%
Total	100%	100%	100%
(1)“Other” primarily consists of serveware, packaged and single-serve coffees and teas, and ready-to-drink beverages, among other items.
Stored Value Cards and Loyalty Program
Our branded stored value card program (the “Starbucks Card”) is designed to provide customers with a convenient payment method, support gifting, and increase the frequency of store visits by cardholders, in part through the related Starbucks® Rewards loyalty program where available, as discussed below. Starbucks Cards are issued to customers when they initially load them with an account balance. They can be obtained in our company-operated and most licensed stores in North America, China, Japan, and many of our other markets in our International segment. Starbucks Cards can also be obtained online, via the Starbucks® Mobile App, and through other U.S. and international retailers. Customers may access their card balances by utilizing their Starbucks Card or the Starbucks Mobile App in participating stores. In nearly all markets, including the U.S. and Canada, customers who register their Starbucks Cards are automatically enrolled in the Starbucks Rewards program. Registered members can receive various benefits depending on factors such as the number of reward points (“Stars”) earned. In addition to using their Starbucks Cards, Starbucks Rewards members can earn Stars by paying with cash, credit or debit cards, or selected mobile wallets at all company-operated stores and a majority of licensed stores in North America. Using the Mobile Order and Pay functionality of the Starbucks Mobile App, customers can also place orders in advance for pick-up at certain participating locations in several markets. Refer to Note 1, Summary of Significant Accounting Policies and Estimates, included in Item 8 of Part II of this 10-K, for further discussion of our Starbucks Cards and loyalty program.
Licensed Stores
Revenues from our licensed stores accounted for 12% of total net revenues in fiscal 2024. Licensed stores generally have a lower gross margin and a higher operating margin than company-operated stores. Under the licensed model, Starbucks receives a margin on branded products and supplies sold to the licensed store operator along with a royalty on retail sales. Licensees are responsible for operating costs and capital investments, which more than offset the lower revenues we receive under the licensed store model.
In our licensed store operations, we seek to leverage the expertise of our local partners and share our operating and store development experience. Licensees provide improved, and at times the only, access to desirable retail space. Most licensees are prominent retailers with in-depth market knowledge and access. As part of these arrangements, we sell coffee, tea, food, and related products to licensees for resale to customers and receive royalties and license fees from the licensees. We also sell certain equipment, such as coffee brewers and espresso machines, to our licensees for use in their operations. Licensee employees working in licensed retail locations are required to follow our detailed store operating procedures and attend training classes similar to those given to employees in company-operated stores. In a limited number of international markets, we also use traditional franchising and include these stores in the results of operations from our other licensed stores.

Licensed store data for the fiscal year-ended September 29, 2024:

	Stores Open as of					Stores Open as of
	Oct 1, 2023	Opened	Closed	Transfers	Net	Sep 29, 2024
North America:
U.S.	6,701	232	(158)	2	76	6,777
Canada	481	26	(21)	—	5	486
Total North America	7,182	258	(179)	2	81	7,263
International:
Korea	1,870	144	(34)	—	110	1,980
Latin America	1,649	139	(83)	—	56	1,705
U.K.	911	87	(22)	—	65	976
Turkey	676	46	—	—	46	722
Taiwan	563	24	(16)	—	8	571
Indonesia	581	30	(8)	—	22	603
Thailand	474	40	(1)	—	39	513
Philippines	447	33	(1)	—	32	479
All Other	4,093	426	(150)	—	276	4,369
Total International	11,264	969	(315)	—	654	11,918
Total licensed	18,446	1,227	(494)	2	735	19,181
Other Revenues
Other revenues primarily are recorded in our Channel Development segment and include sales of packaged coffee, tea, and ready-to-drink beverages to customers outside of our company-operated and licensed stores, as well as royalties received from Nestlé under the Global Coffee Alliance and other collaborative partnerships.
Product Supply
Starbucks is committed to selling the finest whole bean coffees and coffee beverages. To help ensure compliance with our rigorous coffee standards, we generally control substantially all coffee purchasing, roasting, and packaging, and the global distribution of coffee used in our operations. Nestlé controls distribution of Starbucks packaged coffee products outside of Starbucks stores through the Global Coffee Alliance, and in some cases, also roasts and packages these products. We purchase green coffee beans from multiple coffee-producing regions around the world and custom roast them to our exacting standards for our many blends and single-origin coffees.
The price of coffee is subject to significant volatility. Although most coffee trades in the commodity market, high-altitude arabica coffee of the quality sought by Starbucks tends to trade on a negotiated basis at a premium above the “C” coffee commodity price. Both the premium and the commodity price depend upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors in the producing countries, including weather, water supply quality and availability throughout the coffee production chain, natural disasters, crop disease and pests, general increases in farm inputs and costs of production, inventory levels, and political and economic conditions. Climate change may further exacerbate many of these factors. Price is also impacted by trading activities in the arabica coffee futures market, including hedge funds and commodity index funds. In addition, green coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies.
We buy coffee using fixed-price and price-to-be-fixed purchase commitments, depending on market conditions, to secure an adequate supply of quality green coffee. We also utilize forward contracts, futures contracts, and collars to hedge “C” price exposure under our price-to-be-fixed green coffee contracts and our long-term forecasted coffee demand where underlying fixed-price and price-to-be-fixed contracts are not yet available. Total purchase commitments, together with existing inventory, are expected to provide an adequate supply of green coffee through fiscal 2025.
We depend upon our relationships with coffee producers, outside trading companies, and exporters for our supply of green coffee. We believe, based on the established relationship and historical performance of our suppliers, that the risk of non-delivery on such purchase commitments is remote.

To help ensure the future supply of high-quality green coffee and to reinforce our leadership role in the coffee industry, Starbucks operates ten farmer support centers, including our China Farmer Support Center located in the Yunnan Province of this high-growth market. Farmer support centers are staffed with agronomists and sustainability experts who work with coffee farming communities to promote best practices in coffee production designed to improve both coffee quality and yields as well as agronomy support to address climate change and other impacts.
In addition to coffee, we also purchase significant amounts of dairy, particularly fluid milk, and to a lesser degree, plant-based dairy-free alternative products, such as oat milk and almond milk, to support the needs of our company-operated stores. We believe, based on the established relationship and historical performance of our dairy and plant-based dairy-free suppliers, that the risk of non-delivery of sufficient fluid milk and plant-based dairy-free alternatives to support our stores generally is remote.
Products other than whole bean coffees and coffee beverages sold in Starbucks stores include tea and a number of ready-to-drink beverages that are purchased from several specialty suppliers, usually under long-term supply contracts. Food products, such as pastries, breakfast sandwiches, and lunch items, are purchased from national, regional, and local sources. We also purchase a broad range of paper and plastic products, such as cups and cutlery, from several companies to support the needs of our retail stores as well as our manufacturing and distribution operations. We are also expanding our use of reusable packaging to reduce landfill waste. We believe, based on the established relationship and historical performance of our suppliers and manufacturers, that the risk of non-delivery of sufficient amounts of these items generally is remote.
Competition
Our primary competitors for coffee beverage sales are specialty coffee retailers and shops. We believe that our customers choose among specialty coffee retailers and shops primarily on the basis of product quality, brand reputation, service, and convenience, as well as price. We continue to experience direct competition from large competitors in the quick-service restaurant sector and the ready-to-drink coffee beverage market, in addition to both well-established and start-up companies in many international markets. We also compete with restaurants and other specialty retailers for prime retail locations and qualified personnel to operate both new and existing stores.
Our coffee and tea products sold through our Channel Development segment compete directly against specialty coffees and teas sold through grocery stores, warehouse clubs, specialty retailers, convenience stores, and foodservice accounts and also compete indirectly against all other coffees and teas on the market.
Trademarks, Copyrights, Patents, and Domain Names
Starbucks owns and has applied to register numerous trademarks and service marks in the U.S. and in other countries throughout the world. Some of our trademarks, including Starbucks, the Starbucks logo, Starbucks Reserve, and Frappuccino, are of material importance. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.
We own numerous copyrights for items such as product packaging, promotional materials, in-store graphics, and training materials. We also hold patents on certain products, systems, and designs, which have an average remaining duration of approximately thirteen years. In addition, Starbucks has registered and maintains numerous Internet domain names, including “Starbucks.com,” “Starbucks.net,” and “Starbucksreserve.com.”
Seasonality and Quarterly Results
Our business is subject to moderate seasonal fluctuations, of which our second fiscal quarter typically experiences lower revenues and operating income. Additionally, as Starbucks Cards are issued to, and loaded by, customers during the holiday season, we tend to have higher cash flows from operations during the first quarter of the fiscal year. However, since revenues from Starbucks Cards are recognized upon redemption and not when cash is loaded onto the Starbucks Cards, the impact of seasonal fluctuations on the consolidated statements of earnings is much less pronounced. As a result of moderate seasonal fluctuations, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
Government Regulation
As a company with global operations, we are subject to the laws and regulations of the United States and the multiple foreign jurisdictions in which we operate as well as the rules, reporting obligations, and interpretations of all such requirements and obligations by various governing bodies, which may differ among jurisdictions. In addition, changes to such laws, regulations, rules, reporting obligations, and related compliance obligations could result in significant costs but are not expected to have a material effect on our capital expenditures, results of operations, and competitive position as compared to prior periods.

Available Information
Starbucks Annual Report on Form 10-K reports, along with all other reports and amendments filed with or furnished to the Securities and Exchange Commission (the “SEC”), are publicly available free of charge on the Investor Relations section of our website at investor.starbucks.com as soon as reasonably practicable after these materials are filed with or furnished to the SEC. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our corporate governance policies, code of ethics, and Board committee charters and policies are also posted on the Investor Relations section of our website. We also use the Investor Relations section of our website and our social media channels as tools to disclose important information about the Company and comply with our disclosure obligations under Regulation Fair Disclosure. We encourage investors and others to review the information we make public on the Investor Relations section of our website and our social media channels, as such information could be deemed material information. The information on our website (or any webpages referenced in this Report) or our social media channels is not part of this or any other report Starbucks files with, or furnishes to, the SEC, and all website addresses in this report are intended to be inactive textual references only.
Item 1A. Risk Factors
You should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Conditions and Results of Operations section, the Quantitative and Qualitative Disclosures About Market Risk section, and the consolidated financial statements and related notes. The risks described below are not the only risks facing the Company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.
Summary of Risks Associated with Our Business
Our business is subject to various risks and uncertainties that you should consider before investing in the Company. These risks are described in more detail in this Item 1A. These risks include, but are not limited to, the following:
Risks Related to Brand Relevance and Brand Execution
•Our success depends substantially on the value of our brands, and failure to preserve their value could have a negative impact on our financial results.
•We may not be successful in our marketing strategies, promotional and advertising plans, and pricing strategies.
Risks Related to Our Business
•We may not be successful in implementing important strategic initiatives or effectively managing growth, which may have an adverse impact on our business and financial results.
•Our investments to transform and enhance the customer experience, including through technology, may not generate the expected results.
•Evolving consumer preferences and tastes, as well as adverse public or medical opinions about the health effects of consuming our products, may adversely affect our business.
•If our business partners and third-party providers do not satisfactorily fulfill their responsibilities and commitments, it could damage our brand, and our financial results could suffer.
•Reported incidents involving food- or beverage-borne illnesses, tampering, adulteration, contamination, or mislabeling, whether or not accurate, could harm our business.
•If we are unable to meet our projections for new store openings or efficiently maintain the attractiveness of our existing stores, our operating results could suffer.
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

Risks Related to Supply Chain
•Increases in the cost of high-quality arabica coffee beans or other commodities or decreases in the availability of high-quality arabica coffee beans or other commodities could have an adverse impact on our business operations and financial results.
•Our supply chain may be unable to fully support current and future business needs.
•Interruption of our supply chain and our reliance on suppliers could affect our ability to produce or deliver our products and could negatively impact our business and profitability.
Risks Related to Macroeconomic Conditions
•Our financial condition and results of operations are subject to, and may be adversely affected by, a number of macroeconomic and other factors, many of which are largely outside our control.
•Economic conditions in the U.S. and international markets have adversely affected, and could continue to adversely affect, our business and financial results.
•Failure to meet our announced guidance or market expectations for our financial performance will likely adversely affect the market price and increase the volatility of our stock, and fluctuations in the stock market as a whole may also impact the market price and volatility of our stock.
Risks Related to Human Capital
•The loss of key personnel, difficulties with recruiting and retaining qualified personnel, or ineffectively managing changes in our workforce could adversely impact our business and financial results.
•Changes in the availability and cost of labor could adversely affect our business.
Risks Related to Competition
•We face intense competition in each of our channels and markets, which could lead to reduced profitability.
Risks Related to Environmental, Social, and Governance Matters
•Climate change may have an adverse impact on our business.
•Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social, and governance matters, that could expose us to numerous risks.
•Certain activist shareholder actions have caused, and could continue to cause, us to incur expense, hinder execution of our business strategy, and adversely impact our stock price.
Risks Related to Regulation and Litigation
•Failure to comply with applicable laws and changing legal and regulatory requirements could harm our business and financial results.
•We have been, and could continue to be, party to litigation or other legal proceedings that could adversely affect our business, results, operations, and reputation.
Risks Related to Cybersecurity and Data Privacy
•Failure to maintain satisfactory compliance with certain privacy and data protection laws and regulations may result in substantial negative financial consequences, reputational harm, and civil or criminal penalties.
•The unauthorized access, use, theft, or destruction of customer or employee data (personal, financial, or other), or of Starbucks proprietary or confidential information that is stored in our information systems or by third parties on our behalf, could impact our reputation and brand and expose us to potential liability and loss of revenues.
•We rely heavily on information technology in our operations and growth initiatives, and any material failure, inadequacy, interruption, or security failure of that technology could harm our ability to effectively operate and grow our business and could adversely affect our financial results.
Risks Related to Intellectual Property
•Failure to adequately protect our intellectual property or ensure that we are not infringing on the intellectual property of others could harm the value of our brand and our business.

Risks Related to Brand Relevance and Brand Execution
Our success depends substantially on the value of our brands, and failure to preserve their value could have a negative impact on our financial results.
We believe we have built an excellent reputation globally for the quality of our products, for delivery of a consistently positive consumer experience, and for our global environmental and social impact programs. The Starbucks brand is recognized throughout most of the world, and we have received high ratings in global brand value studies. To be successful in the future, particularly outside of the U.S. where the Starbucks brand and our other brands are less well-known, we believe we must preserve, grow, and leverage the value of our brands across all sales channels. Brand value is based in part on consumer perceptions on a variety of subjective qualities.
Erosion of trust in our brand value can be caused by isolated or recurring incidents originating both from us or our business partners, or from external events. Such incidents can potentially trigger boycotts of our stores or result in civil or criminal liability, which can have a negative impact on our financial results. Incidents that can erode trust in our brand value include actual or perceived breaches of privacy or violations of domestic or international privacy laws, contaminated food, product recalls, store employees or other food handlers infected with communicable diseases, safety-related incidents, or other potential incidents discussed in this risk factors section. The impact of such incidents may be exacerbated if they receive considerable publicity, including rapidly through social or digital media (including for malicious reasons), or if they result in litigation. Negative postings or comments on social media or networking websites about Starbucks, even if inaccurate or malicious, have in the past, and could in the future, generate negative publicity about Starbucks across media channels that could damage the value of our brand. It may be difficult to address such negative publicity, including as a result of fictitious media content (such as content produced by generative artificial intelligence or bad actors) across media channels. Additionally, consumer demand for our products and our brand value could diminish significantly if we, our employees, licensees, or other business partners fail to preserve the quality of our products, act or are perceived to act in an unethical, illegal, racially-biased, unequal, inequitable, or socially irresponsible manner, including with respect to the sourcing, content, or sale of our products, service and treatment of customers at Starbucks stores, treatment of employees, including our responses to unionization efforts, or the use of customer data for general or direct marketing or other purposes. Allegations, even if untrue, that we are not respecting internationally recognized human rights, are failing to comply with applicable workplace and labor laws, or are aligned with positions on social or geopolitical issues could also negatively impact our brand value. Additionally, if we fail to comply with laws and regulations, take controversial positions or actions, fail to deliver a consistently positive consumer experience in each of our markets, including by failing to invest in the right balance of wages and benefits to attract and retain employees who represent the brand well, or fail to foster an inclusive and diverse environment, our brand value may be diminished. In addition, we cannot ensure that our store partners, licensees, or other business partners will not take actions that adversely affect the value and relevance of our brand.
Furthermore, if we are not effective in making sufficient progress toward our environmental and social program goals, consumer trust in our brand may suffer, and this perception could result in negative publicity or litigation. The ongoing relevance of our brand may depend on making sufficient progress toward our environmental and social program goals, each of which requires company-wide coordination and alignment. Increased public focus, including by governmental and nongovernmental organizations, on environmental sustainability matters, including climate change, diminishing energy and water resources, packaging and waste, deforestation, biodiversity loss, greenhouse gas emissions, and land use, may result in increased pressure to set goals and take actions to meet them, which could expose us to market, operational, and execution costs or risks. Statements regarding our environmental and social program goals reflect our current plans and aspirations; our environmental and social program-related policies, practices, and goals are voluntary, challenging, and subject to change at our discretion. Some third parties may object to the scope or nature of our environmental and social program initiatives or goals, or any revisions to these initiatives or goals, which could give rise to negative responses by governmental actors (such as retaliatory legislative treatment), consumers (such as boycotts or negative publicity campaigns), or other third parties that could adversely affect our brand value.
We may not be successful in our marketing strategies, promotional and advertising plans, and pricing strategies.
Our continued success depends in part on our ability to adjust our marketing strategies, promotional and advertising plans, and pricing strategies to respond quickly and effectively to shifting economic and competitive conditions as well as evolving customer preferences. We operate in a complex and costly marketing, promotional, and advertising environment. Competition to attract and retain high-quality marketing partners and endorsers has increased. Our decisions to collaborate or to cease collaborating with certain endorsers or marketing partners in light of actions taken or statements made by them could seriously harm our brand image with consumers and, as a result, could have an adverse effect on our sales and financial condition. Our marketing, promotional, and advertising programs may not be successful in reaching consumers in the way we intend. Our success depends in part on whether the allocation of our advertising, promotional, and marketing resources across different channels, including digital, allows us to effectively and efficiently reach consumers in ways that are meaningful to them. Additionally, many factors, including operating costs, constraints, or changes, and our current and future competitors’ pricing and marketing strategies, could significantly affect our pricing strategies (including price reductions, promotions, discounts, coupons, or free goods), which may prevent us from competing effectively in certain geographies. For example, historically, in order to partially offset inflation and other increases in the costs of core operating resources, we have gradually increased menu prices. There can be no assurance that future cost increases, including as a result of inflation, can be offset by increased menu prices or that our current or future menu prices will be fully absorbed by our customers without any resulting change to their demand for our products. If the advertising, promotional, and marketing programs or our pricing strategies are not successful or are not as successful as those of our competitors, our sales and market share could decrease.
Finally, consumers are focusing more on sustainability and the environmental impacts of Starbucks operations, as well as the alignment of Starbucks actions with its stated mission, values, and promises. An inability to meet consumer expectations with respect to these issues could adversely affect our financial results.
Risks Related to Our Business
We may not be successful in implementing important strategic initiatives or effectively managing growth, which may have an adverse impact on our business and financial results.
We may not be able to implement important strategic initiatives in accordance with our expectations or that generate expected returns, which may result in an adverse impact on our business and financial results. These strategic initiatives, which include our Back to Starbucks plan, are designed to create growth, improve our results of operations, and drive long-term shareholder value, and include:
•being an employer of choice and investing in partners to deliver a superior customer experience;
•building our leadership position around coffee;
•driving convenience, brand engagement, and digital relationships through our mobile, loyalty, delivery, and digital capabilities both domestically and internationally;
•simplifying store administrative tasks to allow store partners to better engage with customers;
•increasing the scale of the Starbucks store footprint with disciplined global expansion and continuing to introduce flexible and unique store formats in certain markets;
•adjusting rapidly to changing customer preferences and behaviors as a result of changing economic conditions and increased global interest rates and inflation;
•moving to a more licensed store model in certain markets and a more company-operated model in other markets;
•creating new occasions in stores across all dayparts with new product offerings, including our growing lunch food and beverage product lineup;
•continuing the global growth of our Channel Development business through our supply, distribution, and licensing agreements with Nestlé and other Channel Development business partners;
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
In addition to other factors listed in this risk factors section, factors that may adversely affect the successful implementation of these initiatives, which could have a material adverse impact on our business and financial results, include the following:
•delays or cancellations of store openings for reasons beyond our control, such as potential shortages of materials and labor, delays in permits, or a lack of desirable real estate locations available for lease at reasonable rates, any of which could keep us from meeting annual store opening targets in the U.S. and internationally;
•not successfully scaling our supply chain infrastructure as we continue to expand;
•not successfully adapting to customer or market factors affecting our supply chain as we work to address sustainability goals and mitigate the impacts of climate change;

•inability to timely innovate with new product offerings, or the potential that such offerings may not be well-received by consumers;
•delays or cancellations of remodels based on changes in macroeconomic conditions, changes in expected project benefits, or other factors;
•construction cost increases associated with new store openings and remodeling of existing stores;
•the challenges of company-wide coordination and alignment;
•inability to identify or act on opportunities to deliver anticipated cost savings;
•imposition of additional taxes by jurisdictions, such as on certain types of beverages or based on number of employees;
•governmental regulations or other health guidelines concerning operations of stores, including due to public health emergencies;
•deterioration in our credit ratings, which could limit the availability of additional financing and increase the cost of obtaining financing to fund our initiatives; and
•geopolitical instability and international conflicts.
Effectively managing growth can be challenging, particularly as we continue to expand in international markets where we must balance the need for flexibility and a degree of autonomy for local management against the need for consistency with our goals, policies, and standards. If we are not successful in implementing our strategic initiatives, or, in the event we undertake large acquisitions, integrations, and divestitures, we may be required to evaluate whether certain assets, including goodwill and other intangibles, have become impaired. In the event we record an impairment charge, it could have a material impact on our financial results.
Our investments to transform and enhance the customer experience, including through technology, may not generate the expected results.
Our long-term business objectives depend on the successful execution of our strategies. We continue to build upon our investments in development, technology, digital engagement, and delivery in order to transform and enhance the customer experience. As part of these investments, we continue to focus on improving our service model and strengthening relationships with customers, in part through digital channels and loyalty initiatives, mobile order and payment systems, and enhancement of our technologies. We also continue to expand and refine our mobile ordering process. If these customer experience initiatives are not successfully executed or do not generate expected results, or if we do not fully realize the intended benefits of these significant investments, our financial results may suffer. It is also possible that the greater allocation of time and resources to these customer experience initiatives versus other organizational priorities could negatively impact other areas of our business, or that we will fail to achieve optimal allocation of resources, which could materially harm our business and results of operations.
Evolving consumer preferences and tastes, as well as adverse public or medical opinions about the health effects of consuming our products, may adversely affect our business.
Our continued success depends on our ability to attract and retain customers. Our financial results could be adversely affected by a shift in consumer spending away from outside-the-home food and beverages (such as a reduction in discretionary spending); lack of customer acceptance of new products (including due to price increases necessary to cover the costs of new products or higher input costs), brands (such as the global expansion of the Starbucks brand), and platforms (such as features of our mobile technology, changes in our loyalty rewards programs, and our delivery services initiatives); or customers reducing their demand for our current offerings as new products are introduced. In addition, some of our products contain caffeine, dairy products, sugar, and other compounds and allergens, the health effects of which are the subject of public and regulatory scrutiny, including the suggestion of linkages to a variety of adverse health effects. Particularly in the U.S., there is increasing consumer awareness of health risks, including obesity, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food and beverage products. An unfavorable report on the health effects of caffeine or other compounds present in our products, whether or not accurate, imposition of additional taxes on certain types of food and beverage components, or negative publicity or litigation arising from certain health risks could significantly reduce the demand for our beverages and food products and materially harm our business and results of operations. Changes in diet (whether due to changes in consumer behavior and eating habits, use of weight-loss drugs, or other factors) could also influence the demand for our offerings and materially harm our business and results of operations. Our financial results have been, and could continue to be, adversely affected by changes in macroeconomic conditions, including those discussed in more detail elsewhere in this risk factors section. Such changes have impacted, and could continue to impact, customer routines, employer “work-from-home” policies, and consumer behavior, including consumers’ ability or willingness to spend discretionary income on our products.
If our business partners and third-party providers do not satisfactorily fulfill their responsibilities and commitments, it could damage our brand, and our financial results could suffer.
Our global business strategy, including our plans for new stores, branded products, and other initiatives, relies significantly on a variety of business partners, including licensees, joint venture partners, third-party manufacturers, distributors, and retailers, particularly for our entire global Channel Development business. Licensees, retailers, and foodservice operators are often authorized to use our logos and provide branded food, beverage, and other products directly to customers. We believe our customers expect the same quality of service regardless of whether they visit a licensed or company-operated store, so we provide training and support to, and monitor the operations of, certain of these licensees and other business partners. However, the product quality and service they deliver may still be diminished by any number of factors beyond our control, including financial constraints or solvency issues, adherence to sanitation protocols and guidance, labor shortages, and other factors. We do not have direct control over our business partners and may not have visibility into their practices.
We also source our food, beverage, and other products from a wide variety of domestic and international business partners, and in certain cases, such products are produced or sourced by our licensees directly. We do not monitor the quality of non-Starbucks products served by foodservice operators who are authorized to use our logos and provide branded products as part of their foodservice businesses. Failures by our licensees or business providers to comply with the laws or regulations of their markets, or to otherwise meet the standards consumers associate with our brand, may negatively impact our business. Additionally, inconsistent use of our brand and other intellectual property assets, as well as the failure to protect our intellectual property, could erode consumer trust and diminish our brand value, which could result in a material negative impact on our financial results.
Reported incidents involving food- or beverage-borne illnesses, tampering, adulteration, contamination, or mislabeling, whether or not accurate, could harm our business.
Instances or reports, whether true or not, of unclean water supply or food-safety issues, such as food- or beverage-borne illnesses, tampering, adulteration, contamination, and/or mislabeling, either during growing, manufacturing, packaging, transporting, storing, or preparation, have in the past severely injured the reputations of companies in the food and beverage processing, grocery, and quick-service restaurant sectors. Any report linking us to such instances, even when false, unfounded, or inaccurate, could materially harm our sales and could lead to product liability claims, litigation (including class actions), temporary store closures, or other adverse consequences. Validated food-safety issues can also result in regulatory action and may lead to a recall of impacted products. Clean water is critical to the preparation of coffee, tea, and other beverages, as well as ice for our cold beverages, and our ability to ensure adequate supplies of clean water and ice to our stores can be limited, particularly in some international locations. We continue to incorporate more products in our food and beverage lineup that require time and temperature control, including freezing or refrigeration, which increases the risk of food-safety related incidents if correct temperatures are not maintained during manufacturing, storage, distribution to stores, and at stores, due to mechanical malfunction or human error.
We also face risk by relying on third-party food suppliers to manufacture finished products, and to provide and transport ingredients and finished products to our stores. The product quality and service they deliver may be diminished by any number of factors beyond our control. Potential food safety incidents, whether at our stores, with our products, or involving our business partners, could lead to wide public exposure, regulatory action, and potential litigation, which could materially harm our business.
A widespread Starbucks product recall could result in significant losses due to the costs of a recall, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time, and could also subject us to product liability claims and negative publicity, all of which could materially harm our business. A decrease in customer traffic because of food-safety concerns or negative publicity, product recalls, viral-contaminated food or beverage claims, or other food or beverage-safety claims or litigation, or as a result of a temporary closure of any of our stores, could materially harm our business and results of operations. Additionally, instances of food or beverage-safety issues, even those solely involving the restaurants or stores of competitors or of suppliers or distributors (regardless of whether we use or have used those suppliers or distributors), could adversely affect our sales on a regional or global basis by resulting in negative publicity about us, even if no Starbucks suppliers or products are impacted, or the foodservice industry in general.

If we are unable to meet our projections for new store openings or efficiently maintain the attractiveness of our existing stores, our operating results could suffer.
Our growth depends in part on our ability to open new stores and operate them profitably on the forecasted timeline. In recent years, the costs of opening new stores increased due in part to construction labor inflation and increased costs of materials and equipment. In addition, we incur substantial startup expenses each time we open a new store, and it takes time to ramp up the sales and profitability of a new store, during which ramp-up period costs may be higher as we train new partners and build up a customer base. If we are unable to build the customer base that we expect or fail to overcome the higher startup expenses associated with new stores, our new stores may not be as profitable as our existing stores. Our ability to open and profitably operate new stores is also subject to various risks, such as the identification and availability of desirable locations; the negotiation of acceptable lease terms; the need to obtain all required governmental permits (including zoning approvals) and comply with other regulatory requirements, including health and safety; the availability of capable contractors and subcontractors; increases in the cost and decreases in the availability of labor and building material; changes in weather, natural disasters, pandemics, or other acts of God that could delay construction and adversely affect guest traffic; our ability to hire and train qualified management and store partners; and general economic and business conditions. At each potential location, we compete with other foodservice and retail businesses for desirable development sites, construction contractors, management personnel, partners, and other resources. It is also possible that our new stores may negatively impact the profitability of existing stores nearby. If we are unable to successfully manage these risks, we could face increased costs and lower-than-anticipated sales and earnings in future periods, which could have a material negative effect on our operating results.
In addition, we continue to improve our existing stores through remodels, upgrades, and regular upkeep. If the costs associated with remodels, upgrades, or regular upkeep are higher than anticipated, stores are closed for remodeling for longer periods than planned, or remodeled stores do not perform as expected, we may not realize our projected return on investment, which could have a material negative effect on our operating results.
Risks Related to Operating a Global Business
We are highly dependent on the financial performance of our North America operating segment.
Our financial performance is highly dependent on our North America operating segment, which comprised approximately 75% of consolidated total net revenues in fiscal year 2024. If the North America operating segment revenue trends slow or decline, especially in our U.S. market, our other segments may be unable to make up any significant shortfall, and our business and financial results could be adversely affected. Since the North America segment is relatively mature and produces the large majority of our operating cash flows, such a slowdown or decline could result in reduced cash flows for funding the expansion of our international businesses and other initiatives and for returning cash to our shareholders.
We are increasingly dependent on the success of certain international markets in order to achieve our growth targets.
Our future growth increasingly depends on the growth and sustained profitability of certain international markets. Some or all of our international market business units (“MBUs”), which we generally define by the markets in which they operate, may not be successful in their operations or in achieving expected growth, which ultimately requires achieving consistent, stable net revenues and earnings. The performance of these international operations may be adversely affected by economic downturns in one or more of the markets in which our large MBUs operate. A decline in performance of one or more of our significant international MBUs could have a material adverse impact on our consolidated results.
The International segment is an important profit center driving our global returns, along with our North America segment. In particular, our China MBU, as our second-largest market overall and 100% company-operated, contributes meaningfully to both consolidated and International net revenues and operating income. Due to the significance of our China MBU for our profit and growth, we are exposed to risks in China, including the risks mentioned elsewhere and the following:
•a highly competitive retail environment and the entry of new competitors to the specialty coffee market in China;
•changes in economic conditions in China and potential negative effects to the growth of its middle class, wages, labor, inflation, discretionary spending, and real estate and supply chain costs;
•the effects of U.S.-China relations, including escalating U.S.-China tension and increased anti-Americanism, potential tariff increases, retaliations, restrictive regulations, or boycotts, and increasing political sensitivities in China;
•ongoing government regulatory reform, including relating to public health, food safety, tariffs and taxes, sustainability, and responses to climate change, which result in regulatory uncertainty as well as potential significant increases in compliance costs;
•data privacy and cybersecurity risks unique to the conduct of business in China; and

•food safety related matters, including compliance with food safety regulations and ability to ensure product quality and safety.
Additionally, some factors that will be critical to the success of our international operations overall are different than those affecting our U.S. stores and licensees. Tastes naturally vary by region, and consumers in some international MBUs may not embrace our products to the same extent as consumers in the U.S. or other international markets. Occupancy costs and store operating expenses can be higher internationally than in the U.S. due to higher rents for prime store locations or costs of compliance with market-specific regulatory requirements. Because many of our international operations are in an early phase of development, operating expenses as a percentage of related revenues are often higher compared to more developed operations.
We face risks as a global business that could adversely affect our financial performance.
We operate in 87 markets globally. We encounter differing cultural, regulatory, geopolitical, and economic environments within and among the markets in which we operate, and our ability to achieve our business objectives depends on our ability to successfully navigate these differing environments. Our ability to meet customer expectations is complicated by the risks inherent in our global operating environment, and our global success is partially dependent on our ability to leverage operating successes across multiple markets. Planned initiatives may not have appeal across multiple markets with our customers and could drive unanticipated changes in customer perceptions and market share.
Our international operations are also subject to additional inherent risks of conducting business abroad, such as:
•changes or uncertainties in economic, legal, regulatory, social, and political conditions in our markets, as well as negative effects on U.S. businesses due to increasing anti-American sentiment in certain markets;
•restrictive actions of foreign or U.S. governmental authorities affecting trade and foreign investment, especially during periods of heightened tension between the U.S. and such foreign governmental authorities, including protective measures such as export and customs duties and tariffs, government intervention favoring local competitors, and restrictions on the level of foreign ownership;
•delays in store openings for reasons beyond our control, competition with locally relevant competitors, or a lack of desirable real estate locations available for lease at reasonable rates, any of which could keep us from meeting annual store opening targets and, in turn, negatively impact net revenues, operating income, and earnings per share.
•difficulty in staffing, developing, and managing foreign operations and supply chain logistics, including ensuring the consistency of product quality and service, due to governmental actions affecting supply chain logistics, distance, language, and cultural differences, as well as challenges in recruiting and retaining high-quality employees in local markets;
•economic or trade sanctions affecting our ability to source products or conduct business in one or more of the markets in which we operate;
•in developing economies, the growth rate in the portion of the population achieving sufficient levels of disposable income may not meet our projections;
•interpretation and application of laws and regulations, including those relating to taxes, tariffs, labor, merchandise, anti-bribery, privacy, and environmental, social, and governance issues;
•local laws, policies, and conditions that make it more expensive and complex to negotiate with, retain, or terminate employees;
•labor strikes or work stoppages resulting from geopolitical instability or social unrest affecting one or more of the markets in which we operate;
•local regulations, health guidelines, and safety protocols affecting our operations;
•the enforceability of intellectual property and contract rights;
•foreign currency exchange rate fluctuations or requirements to transact in specific currencies;
•limitations on the repatriation of funds and foreign currency exchange restrictions due to current or new U.S. and international regulations; and

•import or other business licensing requirements.
Moreover, many of the foregoing risks are particularly acute in developing markets, which are important to our long-term growth prospects. An inability to effectively manage the risks associated with our international operations could adversely affect our business and financial results.
Our reliance on key business partners may adversely affect our business and operations.
The growth of our business relies on the ability of our licensee partners to implement our growth platforms and product innovations. Further, the degree to which we are able to enter into, maintain, develop, negotiate, and enforce appropriate terms and conditions of commercial and other agreements, as well as the performance of our business partners under such agreements, are critical to our business. Our international licensees may face capital constraints or other factors, including legal constraints, that may limit the speed at which they are able to expand and develop in a certain market. Our Channel Development business is heavily reliant on Nestlé, which has the global right to sell and distribute our packaged goods and foodservice products to retailers and operators, with few exceptions. If Nestlé fails to perform its distribution and marketing commitments under our agreements and/or fails to support, protect, and grow our brand in Channel Development, our Channel Development business could be adversely impacted for a period of time, present long-term challenges to our brand, limit our ability to grow our Channel Development business, and have a material adverse impact on our business and financial results. Our retail licensed operations are concentrated in a relatively small number of large licensees. If they are not able to access sufficient capital or are otherwise unable or unwilling to successfully operate and grow their businesses, it could have a material adverse effect on our results in the applicable markets.
Risks Related to Supply Chain
Increases in the cost of high-quality arabica coffee beans or other commodities or decreases in the availability of high-quality arabica coffee beans or other commodities could have an adverse impact on our business operations and financial results.
The availability and prices of coffee beans and other commodities are subject to significant volatility. We purchase, roast, and sell high-quality whole bean arabica coffee beans and related coffee products. The high-quality arabica coffee of the quality we seek tends to trade on a negotiated basis at a premium above the “C” price. This premium depends upon, among other factors, the supply and demand at the time of purchase, and the amount of the premium can vary significantly. Increases in the “C” coffee commodity price increase the price of high-quality arabica coffee and impact our ability to enter into fixed-price purchase commitments. We frequently enter supply contracts whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore price, at which the base “C” coffee commodity price component will be fixed has not yet been established.
The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, such as weather, water supply quality and availability throughout the coffee production chain, natural disasters, crop disease and pests, general increases in farm input costs and costs of production, inventory levels, political and economic conditions, and the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies. Climate change may further exacerbate many of these factors. For example, extreme weather conditions such as drought or frost in Brazil have impacted coffee prices in the past, and in the likely event that such weather conditions were to reoccur, become more frequent, and/or increase in severity in the future, they may have similar or worse consequences on coffee price volatility. Speculative trading in coffee commodities can also influence coffee prices. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices and hedging activities, increases in the cost of high-quality arabica coffee beans could have a material adverse impact on our profitability. In addition, if we are not able to purchase sufficient quantities of green coffee due to any of the above factors or due to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have a material adverse impact on our business operations and financial performance.
We also purchase significant amounts of dairy products, particularly fluid milk, and to a lesser degree, plant-based dairy-free alternative products, such as oat milk and almond milk, to support the needs of our company-operated retail stores. Additionally, other commodities, including tea and those related to food and beverage inputs, such as cocoa, produce, baking ingredients, meats, eggs, and energy, as well as non-food and beverage inputs, such as the components that comprise our packaging materials, are important to our operations, as is the processing of these inputs. Increases in the cost of dairy products and other commodities, or lack of availability, whether due to supply shortages, delays or interruptions in processing, or otherwise, especially in international markets, could have a material adverse impact on our profitability. Similarly, increases in the cost of, or lack of availability of, whether due to supply shortages, or delays or interruptions in the processing of, plant-based alternatives could have a material adverse impact on our profitability.

Our supply chain may be unable to fully support current and future business needs.
Even in the absence of acute disruptions or interruptions, our supply chain may be unable to fully meet current or future business needs. There can be no assurance that our suppliers will be able to accommodate our anticipated growth or continue to supply current quantities at preferential prices or at all. An inability of our suppliers to provide products in a timely or cost-effective manner could impair our growth and have an adverse effect on our business, financial condition, results of operations, and prospects. If we are unable to accurately forecast sales levels in each market or store and obtain sufficient ingredients or produce a sufficient supply to meet demand, we may incur higher expedited shipping costs and may temporarily run out of stock of certain products, which could negatively impact the enthusiasm of our customers and store partners. We have been, and may in the future be, unable to fully address consumers’ demand for our products, particularly in the case of new offerings for which demand is higher than projected. Conversely, if demand does not meet our expectations, we have incurred, and could continue to incur, increased inventory write-offs. Finally, if we are unable to scale and improve our forecasting, planning, production, and logistics management, we could frustrate our customers, lose sales, or diminish our brand reputation.
Interruption of our supply chain and our reliance on suppliers could affect our ability to produce or deliver our products and could negatively impact our business and profitability.
Any material interruption in our supply chain (such as material disruption of roasted coffee supply), whether due to the casualty loss of any of our roasting plants, interruptions in service by our third-party logistic service providers or common carriers that ship goods within our distribution channels, trade restrictions (such as increased tariffs or quotas, embargoes, or customs restrictions), pandemics, social or labor unrest, labor shortages, natural disasters, or political disputes and military conflicts that cause a material disruption in our supply chain could have a negative material impact on our business and our profitability. Additionally, our food, beverage, and other products are sourced from a wide variety of domestic and international business partners in our supply chain operations and, in certain cases, are produced or sourced by our licensees directly. We rely on these suppliers to provide high-quality products and to comply with applicable laws. Our ability to find qualified suppliers who meet our standards and supply products in a timely and efficient manner is a significant challenge as we increase our fresh and prepared food offerings, especially with respect to goods sourced from outside the U.S. and from countries or regions with diminished infrastructure, developing or failing economies, or which are experiencing political instability, labor discord, disruption or shortages, or social unrest. For certain products, we may rely on one or very few suppliers. A supplier’s failure to meet our standards, provide products in a timely and efficient manner, or comply with applicable laws is beyond our control. These issues could have a material negative impact on our business and profitability.
Risks Related to Macroeconomic Conditions
Our financial condition and results of operations are subject to, and may be adversely affected by, a number of macroeconomic and other factors, many of which are largely outside our control.
Our operating results have been, and will continue to be, subject to a number of macroeconomic and other factors, many of which are largely outside our control. Any one or more of the factors listed below or described elsewhere in this risk factors section could have a material adverse impact on our business, financial condition, or results of operations:
•increases in real estate costs in certain domestic and international markets;
•disruptions to our supply chain;
•changes in climate, including changes to the frequency or severity of extreme weather events, that impact the price and availability or cost of goods and services, energy, and other materials throughout our supply chain;
•changes in governmental rules and approaches to taxation;
•adverse outcomes of litigation;
•inflationary pressures and changes in prevailing interest rates;
•severe weather or other natural or man-made disasters affecting a large market or several closely located markets that may temporarily or for extended periods of time affect our retail business in such markets;
•government shutdowns or the risk of government shutdowns, as well as the impact or expected impact of elections, both in the U.S. and in other markets around the world;
•especially in our largest markets, including the U.S. and China, labor discord or disruption, geopolitical events, war, terrorism (including incidents targeting us), political instability, acts of public violence, boycotts, increasing anti-

American sentiment in certain markets, or hostilities, social unrest, or health pandemics that lead to avoidance of public places or restrictions on public gatherings such as in our stores; and
•fluctuations in foreign currency exchange rates.
Unfavorable economic conditions could also adversely affect our suppliers and licensees, who in turn could experience cash flow problems, more costly or unavailable financing, credit defaults, and other financial hardships. This could lead to supplier or licensee insolvency, increase our bad debt expense, or cause us to increase the levels of unsecured credit that we provide to suppliers and licensees. Further, the insolvency of any of our licensees could result in disrupted operations or our exit from a particular market, and negatively impact our reputation.
Economic conditions in the U.S. and international markets have adversely affected, and could continue to adversely affect, our business and financial results.
As a retailer that is dependent upon consumer discretionary spending, our results of operations are sensitive to changes in or uncertainty about macroeconomic conditions. A continued economic downturn or recession, or slowing or stalled recovery therefrom, may have a material adverse effect on our business, financial condition, or results of operations. Our customers may have less money for discretionary purchases and may stop or reduce their purchases of our products or switch to our or our competitors’ lower-priced products as a result of various factors, including job loss, inflation, changes in prevailing interest rates, higher taxes, reduced access to credit, changes in federal economic policy, a global health pandemic, international trade disputes, or geopolitical instability. For example, reductions and continuing volatility in China may be caused by, among other things: changes in consumer spending behaviors, including those caused by a decrease in consumer confidence in general macroeconomic conditions, a decrease in consumer discretionary spending, increasing competition in the market, lower-priced competitor product offerings, negative economic impacts related to the rising geopolitical tensions between China and Taiwan, economic policies or sanctions, heightened data and cybersecurity risks associated with conduct of business in China, and food-safety related matters. We may also experience a reduction or increased volatility in demand for our products in connection with a global health pandemic. Decreases in customer traffic and/or average value per transaction without a corresponding decrease in costs would put downward pressure on margins and could have a material negative impact on our financial results. There is also a risk that if negative economic conditions or uncertainty persist for a long period of time or worsen, consumers may make long-lasting changes to their discretionary purchasing behavior, including less frequent discretionary purchases on a more permanent basis or enduring changes in behavior that precipitate a more general downturn in the restaurant industry. These and other macroeconomic factors could have an adverse effect on our sales, profitability, or development plans, which could harm our results of operations and financial condition.
Failure to meet our announced guidance or market expectations for our financial performance will likely adversely affect the market price and increase the volatility of our stock, and fluctuations in the stock market as a whole may also impact the market price and volatility of our stock.
We have in the past failed, and may in the future fail, to meet our announced guidance or market expectations, which has adversely affected, and could in the future adversely affect, the market price of our stock. Our guidance is based on certain assumptions, which may or may not prove to be correct. Failure to meet our announced guidance or market expectations going forward, particularly with respect to our operational and financial results, shareholder returns, and expectations regarding the success of our Back to Starbucks plan and related guidance, whether due to our assumptions not being met or the impact of various risks and uncertainties, will likely result in a decline and/or increased volatility in the market price of our stock. In addition, price and volume fluctuations in the stock market as a whole may affect the market price of our stock in ways that may be unrelated to our financial performance.
Risks Related to Human Capital
The loss of key personnel, difficulties with recruiting and retaining qualified personnel, or ineffectively managing changes in our workforce could adversely impact our business and financial results.
Much of our future success depends on the continued availability and service of key personnel and employees. The loss of any of our executive officers, including our chief executive officer or other key senior management personnel, could harm our business. Our success also depends substantially on the contributions and abilities of our retail store employees upon whom we rely to give customers a superior in-store experience and elevate our brand. Accordingly, our performance depends on our ability to recruit and retain high-quality management personnel and other employees to work in and manage our stores, both domestically and internationally. Our ability to do so has been and may continue to be impacted by challenges in the labor market (which has experienced, and may continue to experience, wage inflation and labor shortages), our position with respect to unions and the unionization of partners, increased employee turnover, changes in availability of our workforce and a shift toward remote or hybrid work arrangements. Our ability to attract and retain corporate, retail, and other personnel is also acutely impacted in certain international and domestic markets where the competition for a relatively small number of qualified employees is intense or in markets where large high-tech companies are able to offer more competitive salaries and benefits. These factors and others have also made, and may continue to make, it more difficult to maintain an effective system of operational internal controls for a dispersed workforce, and to train partners to deliver a consistently high-quality product and customer experience. Additionally, there is intense competition for qualified technology systems developers, who are necessary to develop and implement new technologies for our growth initiatives, including increasing our digital relationships with customers. If we are unable to recruit, retain, and motivate employees sufficiently to maintain our current business and support our projected growth, our business and financial performance may be adversely affected.
Changes in the availability and cost of labor could adversely affect our business.
Our business could be adversely impacted by increases in labor costs, including wages and benefits, which, in a retail business such as ours, are two of our most significant costs, both domestically and internationally. Such increases could be triggered by state and federal legislation and regulatory actions regarding wages, scheduling, and benefits; increases in healthcare and workers’ compensation insurance costs; and increases in wages and costs of other benefits necessary to attract and retain high-quality employees with the right skill sets. For example, at the federal level, effective July 1, 2024, the United States Department of Labor increased the minimum salary threshold requirements for employees who are exempt from the Fair Labor Standards Act overtime requirements, and at the state level, Assembly Bill 1228 increased minimum wage and established working hour and working condition standards for certain partners in California. These changes, along with others that may occur in the future, could have a significant impact on the classification of employees as being exempt from overtime and add to our labor costs. The growth of our business can make it increasingly difficult to locate and hire sufficient numbers of employees, to maintain an effective system of operational internal controls for a globally dispersed enterprise, and to train employees worldwide to deliver a consistently high-quality product and customer experience; the failure to do so could materially harm our business and results of operations. Furthermore, we have experienced, and could continue to experience, a shortage of labor for store positions, and the increased availability of alternative telecommuting employment options by other employers could decrease the pool of available qualified talent for other key functions. In addition, our wages and benefits programs may be insufficient to attract and retain the best talent.
Starting in September 2021, Starbucks partners at a number of company-operated stores sought union representation through elections conducted by the National Labor Relations Board. Unions have secured representation rights at hundreds of our more than 10,000 U.S. company-operated stores, with potentially more to follow, and Starbucks is engaged in collective bargaining for initial collective bargaining agreements for these stores. If we encounter difficulties negotiating collective bargaining agreements, are unsuccessful in those efforts, or obtain contracts with unfavorable terms, then we could incur additional costs, change our employee culture, decrease our flexibility, and increase our operational complexity. These risks could also present the potential to disrupt our current operational model by affecting our ability to fully implement operational changes to enhance our efficiency and adapt to changing business needs.
The law places limitations on unilateral actions taken with respect to employees who are represented by unions because, in certain circumstances, the law requires the employer to notify and to bargain with the union prior to making certain operational or other changes that may affect employee wages, hours, or other terms and conditions of employment. Moreover, where a petition for representation has been filed by a union, the employer is also constrained from making changes in wages, hours, and working conditions. These limitations could also negatively affect our costs, change our employee culture, decrease our flexibility, and increase our operational complexity. They also present the potential to disrupt our current operational model by affecting our ability to fully implement operational changes to enhance our efficiency and adapt to changing business needs.
Moreover, we have experienced job actions in some company-operated stores. Such job actions and work stoppages have the potential to negatively impact our operations, third-party providers upon whom we rely to deliver product, our sales and customer flow in impacted locations, our costs, and can also have a negative impact on our reputation and brand.
Additionally, our position with respect to unions and the unionization of partners could negatively impact how our brand is perceived and could have material adverse effects on our business, including on our financial results. These positions could also expose us to legal risk, causing us to incur costs to defend legal and regulatory actions, potential penalties and restrictions, and reputational harm.
Risks Related to Competition
We face intense competition in each of our channels and markets, which could lead to reduced profitability.
The specialty coffee market is intensely competitive, including with respect to product quality, innovation, service, convenience (such as delivery service and mobile ordering), and price, and we face significant and increasing competition in all of these areas in each of our channels and markets. Accordingly, we do not have leadership positions in all channels and markets. In the U.S., the ongoing focus by large competitors in the quick-service restaurant sector on selling high-quality specialty coffee beverages could lead to decreases in customer traffic to Starbucks® stores and/or average value per transaction, adversely affecting our sales and results of operations. Similarly, continued competition from well-established competitors, or competition from large new entrants or well-funded smaller companies, in our domestic and international markets could hinder growth and adversely affect our sales and results of operations in those markets. Many small competitors also continue to open coffee specialty stores in many of our markets across the world, which in the aggregate may also lead to significant decreases of customer traffic to our stores in those markets. Increased competition globally in packaged coffee and tea and single-serve and ready-to-drink coffee beverage markets, including from new and large entrants to this market, could adversely affect the profitability of the Channel Development segment. In addition, not all of our competitors may seek to establish environmental or sustainability goals at a comparable level to ours, which could result in lower supply chain or operating costs for our competitors. We may incur increased costs associated with reducing carbon dioxide and other greenhouse gas emissions, reducing the use of plastic, or imposing performance obligations on our suppliers that could increase financial obligations for us and our business partners and could affect our profitability. Additionally, if we are unable to respond to consumer demand for healthy beverages and foods, or our competitors respond more effectively, this could have a negative effect on our business. We believe our ability to compete successfully in the current market environment depends on our ability to improve existing products; successfully develop and introduce new products; price our products appropriately; deliver a satisfactory customer experience; manage our investments in store development, technology, digital engagement, and delivery; and respond effectively to our competitors’ actions or offerings or to unforeseen disruptive actions. There can be no assurance these strategies will be effective, and some strategies may be effective at improving certain metrics while adversely affecting others, which could have the overall effect of harming our business. Furthermore, declines in general consumer demand for specialty coffee products for any reason, including due to consumer preference for other products, flattening demand for our products, changed customer daily routines or traffic to stores, or changed customer spending behaviors due to challenging economic conditions, could have a negative effect on our business.
Risks Related to Environmental, Social, and Governance Matters
Climate change may have an adverse impact on our business.
We recognize that there are inherent climate-related risks wherever business is conducted. For example, as we noted above, the supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, such as weather and water supply quality and availability. These factors may be caused by or exacerbated by climate change. Climate change may also result in decreased availability, less favorable pricing, or other adverse consequences for non-coffee inputs in our products. In addition to impacts in producing countries, climate change may affect the availability of water in the markets in which we operate and expect to operate and elsewhere in our supply chain, which could have adverse impacts on our business. We operate in 87 markets globally. Our properties and operations may be vulnerable to the various adverse effects of climate change, which are predicted to increase the frequency and severity of extreme weather events and other natural cycles such as wildfires and droughts. Such events have the potential to disrupt our operations, cause store closures, disrupt the business of our third-party suppliers, and impact our customers and partners, all of which may cause us to suffer losses and incur additional costs to maintain or resume operations.
Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social, and governance matters, that could expose us to numerous risks.
We are subject to changing rules and regulations promulgated by a number of regulators and organizations, including the SEC, the European Union, the Nasdaq Stock Market, and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity, and many new requirements have been created in response to laws enacted by Congress and state legislatures, which in certain cases may be inconsistent with one another, making compliance more difficult and uncertain. In addition, regulators, customers, investors, employees, and other stakeholders are focusing on environmental, social, and governance (commonly referred to as “ESG”) matters and related disclosures and operational regulations. These changing rules, regulations, and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring, and reporting ESG-related information and metrics can be costly, difficult, and time consuming and is subject to evolving reporting standards, including the SEC’s climate-related reporting requirements and similar proposals by other international regulatory bodies. For example, the European Union’s Corporate Sustainability Reporting Directive (“CSRD”), with different implementation dates depending on company size and geographic location, has established extensive ESG-related disclosure requirements based on the European Sustainability Reporting Standards, including certain assurance obligations. The standards used to identify and collect the information and data required pursuant to the CSRD are still developing and uncertain, and this lack of certainty could result in increased costs related to complying with our reporting obligations under the CSRD and could increase the risk of failing to comply with the CSRD.
We may also communicate certain initiatives and goals related to environmental matters, diversity, responsible sourcing, social investments, and other ESG-related matters in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy, or completeness of the disclosure. Further, statements about our ESG-related initiatives and goals, and progress toward those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Previously reported data may in the future be adjusted to reflect improvements in the availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations, and other changes in circumstances. If our ESG-related data, processes, and reporting are incomplete or inaccurate, our reputation, business, financial performance, and growth could be adversely affected. If we are unable to meet our ESG-related goals, commitments, initiatives, or evolving stakeholder or industry expectations and standards, if we change or are perceived to have changed our goals, commitments, or initiatives, or if we are perceived to have not responded appropriately to stakeholder interests in ESG issues, customers and consumers may choose to stop purchasing our products or purchase products from another company or a competitor, and our reputation, business, or financial condition may be adversely affected.
In addition, we could be criticized by shareholders, stakeholders, regulators, or other interested parties for the scope or nature of our ESG initiatives or goals or for any revisions to these goals. We have been and could continue to be subject to negative responses by governmental actors (such as anti-ESG legislation or retaliatory legislative treatment) or consumers (such as boycotts or negative publicity campaigns) targeting Starbucks, which could adversely affect our reputation, business, financial performance, and growth.
Certain activist shareholder actions have caused, and could continue to cause, us to incur expense, hinder execution of our business strategy, and adversely impact our stock price.
We actively engage in discussions with our shareholders regarding further strengthening our Company and creating long-term shareholder value. This ongoing dialogue can include certain divisive activist tactics, which can take many forms. Some shareholder activism, including potential proxy contests, has resulted in, and could in the future result in, substantial costs, such as legal fees and expenses, and the diversion of management’s and our Board’s attention and resources from our businesses and strategic plans. Additionally, public shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with our customers, partners, licensees, or business partners, make it more difficult to attract and retain qualified personnel, and cause our stock price to fluctuate based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business. Activists or other shareholders holding a large portion of our outstanding shares will also have the ability to exert a substantial influence on actions requiring a shareholder vote, including the election of directors, the approval of mergers, acquisitions, and other significant business transactions, shareholder proposals, and amendments to our governing documents. These risks could adversely affect our business and operating results.
Risks Related to Regulation and Litigation
Failure to comply with applicable laws and changing legal and regulatory requirements could harm our business and financial results.
Our policies and procedures are designed to comply with all applicable laws, accounting and reporting requirements, tax rules, and other regulations and requirements, including those imposed by the SEC, Nasdaq, and foreign countries, as well as applicable trade, labor, healthcare, food and beverage, sanitation, safety, environmental, labeling, anti-bribery and corruption, and merchandise laws. Such laws and regulations are complex and often subject to differing interpretations, which can lead to unintentional or unknown instances of non-compliance. For example, changes in the enforcement priorities of regulators may also shift the impact of applicable regulations on the business and the costs necessary to ensure compliance therewith, including through an expansion in the nature, scope, or complexity of matters on which we are required to report. Changes in applicable environmental laws and regulations, including expanded or additional regulations and associated costs to limit carbon dioxide and other greenhouse gas emissions, to discourage the use of plastic, or to limit or impose additional costs on commercial water use, may result in increased compliance costs, capital expenditures, incremental investments, and other financial obligations for us and our business partners, which could affect our profitability. Other examples of emerging and potentially relevant requirements are import tariffs and restrictions grounded in, among other things, alleged human rights abuses.
In addition, our business is subject to complex and rapidly evolving U.S. and international laws and regulations regarding data privacy and data protection, and companies are under increased regulatory scrutiny relating to these matters. The Federal Trade Commission and many state attorneys general are also interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. The interpretation and application of existing laws and regulations regarding data privacy and data protection are in flux, and authorities around the world are considering a number of additional legislative and regulatory proposals in this area. Current and future data privacy and data protection laws and regulations (including the General Data Protection Regulation and the California Consumer Privacy Act, discussed in more detail in this risk factors section, and other applicable international and U.S. privacy laws), or new interpretations of existing laws and regulations, may limit our ability to collect and use data, require us to otherwise modify our data processing practices and policies, or result in the possibility of fines, litigation, or orders, which may have an adverse effect on our business and results of operations. The burdens imposed by these and other laws and regulations that may be enacted, or new interpretations of existing and future laws and regulations, may also require us to incur substantial costs in reaching compliance in a manner adverse to our business.
Certain jurisdictions in which our products are sold have imposed, or are considering imposing, new or increased taxes on the manufacture, distribution, or sale of some of our products, particularly our beverages, as a result of ingredients contained in our products. These taxes vary in scope and form: some apply to all beverages, including non-caloric beverages, while others apply only to beverages with a caloric sweetener (e.g., sugar). Similarly, some measures apply a single tax rate per ounce/liter on beverages containing over a certain amount of added sugar (or other sweetener), some apply a progressive tax rate depending upon the amount of added sugar (or other sweetener) in the beverage, and others apply a flat tax rate on beverages containing any amount of added sugar (or other sweetener). For example, in the Netherlands, a consumption tax is applicable on cold non-alcoholic beverages (non-milk based) at a flat tax rate of 26.13 Euro per 100 Liters. In addition to the taxes on the beverages (or components thereof), we also notice a regional increase in the adoption of environmentally focused taxes, including, for example, plastic packaging tax to encourage companies to increase usage of sustainable packaging options.
These tax measures, whatever their scope or form, have adversely impacted, and could continue to impact our business and financial performance by increasing the cost of certain of our products, reducing overall consumption of our products, or leading to negative publicity.
Finally, the Organization for Economic Cooperation and Development has released guidance establishing a 15% global minimum tax applied on a country-by-country basis for multinational entities under Pillar Two of its Base Erosion and Profit Shifting initiative. As of September 29, 2024, certain countries in which we operate have enacted legislation to adopt Pillar Two effective for fiscal years beginning on or after December 31, 2023, and other countries in which we operate are expected to introduce similar legislation to implement Pillar Two. This global minimum tax will not be effective for the Company until fiscal 2025, and it is not expected to result in a material impact to our consolidated financial statements. We will continue to monitor regulatory developments with respect to this initiative for potential impacts.
The complexity of the regulatory environment in which we operate and the related costs of compliance are both increasing due to additional or changing legal and regulatory requirements, our ongoing expansion into new markets and new channels, and the fact that foreign laws occasionally conflict with domestic laws. In addition to potential damage to our reputation and brand, failure by us or our business partners to comply with the various applicable laws and regulations, as well as changes in laws and regulations or the manner in which they are interpreted or applied, may result in litigation, civil and criminal liability, damages, fines and penalties, increased cost of regulatory compliance, and restatements of our financial statements, all of which could have an adverse impact on our business and financial results.
We have been, and could continue to be, party to litigation or other legal proceedings that could adversely affect our business, results, operations, and reputation.
We have been, and in the future may be, subject to litigation and other legal proceedings that may adversely affect our business. These legal proceedings may involve claims brought by store partners, customers, government agencies, suppliers, shareholders, or others through private actions, administrative proceedings, regulatory actions, or other litigation, including litigation on a class or collective basis on behalf of what can be a large group of potential claimants. These legal proceedings have involved, and in the future may involve, allegations of illegal, unfair, or inconsistent employment practices, including those governing wage and hour, employment of minors, discrimination, harassment, wrongful termination, and vacation and family leave laws; food-safety issues including food-borne illness, food contamination, and adverse health effects from consumption of our food products; data security or privacy breaches; customer discrimination; personal injury in our stores; marketing and advertising claims, including claims that our environmental and social program claims are misleading or inaccurate; infringement of patent, copyright, or other intellectual property rights; violation of the federal securities laws; workers’ compensation; or other concerns. We are party to a number of pending lawsuits and governmental audits alleging violations of federal and state employment laws, including wage and hour claims, and we could be involved in similar or even more significant litigation and legal proceedings in the future. Even if the allegations against us in current or future legal matters are unfounded or we ultimately are held not liable, the costs to defend ourselves may be significant, and the litigation may subject us to substantial settlements, fines, penalties, or judgments against us and may divert management’s attention away from operating our business, all of which could negatively impact our financial condition and results of operations. Litigation also may generate negative publicity, regardless of whether the allegations are valid or we ultimately are not liable, which could damage our reputation and adversely impact our sales as well as our relationships with our store partners and customers. See Note 16, Commitments and Contingencies, to the consolidated financial statements included in Item 8 of Part II of this 10-K for information regarding certain legal proceedings in which we are involved.

Risks Related to Cybersecurity and Data Privacy
Failure to maintain satisfactory compliance with certain privacy and data protection laws and regulations may result in substantial negative financial consequences, reputational harm, and civil or criminal penalties.
Complex local, state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These privacy and data protection laws and regulations are quickly evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations and increased enforcement and litigation. In addition, our legal and regulatory obligations are subject to unexpected changes, including the potential for regulatory or other governmental entities to enact new or additional laws or regulations, to issue rulings that invalidate prior laws or regulations, or to increase penalties significantly. Complying with these laws and regulations can be costly and can impede the development and offering of new products and services.
For example, Europe’s General Data Protection Regulation (“GDPR”) and the U.K. General Data Protection Regulation (which implements the GDPR into U.K. law), impose stringent data protection requirements and provide for significant penalties for noncompliance. In China, the Personal Information Protection Law (“PIPL”) has established personal information processing rules, data subject rights, and obligations for personal information processors, among other things. In addition to the PIPL, China’s Data Security Law regulates data processing activities associated with personal and non-personal data. Noncompliance with these laws may result in significant civil and criminal penalties. Other newly enacted and proposed privacy and data protection laws in other jurisdictions served by Starbucks and its licensees may impose similar requirements, including restrictions on cross-border data transfers and stringent safeguards on personal and non-personal data. Such laws may impact our business operations and increase the cost and expense of compliance.
In the United States, the California Consumer Privacy Act (“CCPA”) requires, among other things, covered companies to provide new disclosures to California consumers and allows such consumers to exercise certain rights in connection with their personal information, such as the right to opt-out of certain sales of personal information. The CCPA also provides for civil penalties for violations as well as a private right of action for data breaches that may increase data breach litigation. Further, the California Privacy Rights Act, which became effective in January 2023, significantly modified the CCPA to include additional compliance obligations. Since the CCPA was first passed, 19 other states have enacted similar data privacy legislation, eight of which are in effect as of the end of 2024. In addition, a number of other states have passed or are considering additional privacy laws, including laws on health data and biometric data that are in effect, or are expected to take effect in the near future. These state privacy laws will require us to incur additional costs and expenses in our efforts to comply.
Privacy and data protection laws, such as those referenced above, may impact Starbucks operations and new business models, such as Starbucks Digital Solutions, which rely on Starbucks functioning as controller of customer personal information in licensed markets. As such, Starbucks may be primarily responsible for compliance with privacy and data protection laws in the markets served by participating licensees.
Our failure to comply with applicable laws and regulations or other obligations to which we may be subject relating to personal data, or to protect personal data from unauthorized access, use, or other processing, could result in enforcement actions and regulatory investigations against us, claims for damages by customers and other affected individuals or parties, or fines and damage to our brand reputation, any of which could have a material adverse effect on our operations, financial performance, and business. The amount and scope of insurance we maintain may not cover all types of claims that may arise.
The unauthorized access, use, theft, or destruction of customer or employee data (personal, financial, or other), or of Starbucks proprietary or confidential information that is stored in our information systems or by third parties on our behalf, could impact our reputation and brand and expose us to potential liability and loss of revenues.
Many of our information technology systems (whether cloud-based or hosted in proprietary servers), including those used for our point-of-sale, web and mobile platforms, online and mobile payment systems, delivery services, rewards programs, and administrative functions, contain personal, financial, or other information that is entrusted to us by our customers, business partners, and employees. Many of our information technology systems also contain Starbucks proprietary and other confidential information related to our business, such as business plans and product development initiatives and designs, and confidential information about third parties, such as licensees and business partners. Similar to many other retail companies and because of the prominence of our brand, we have in the past experienced, and we expect to continue to experience, cyber-attacks, including phishing, and other attempts to breach, or gain unauthorized access to, our systems and databases. To date, these attacks have not had a material impact on our operations, but we cannot provide assurance that they will not have an impact in the future. Our third-party providers’ and business partners’ information technology systems and databases are likewise subject to such risks. The number and frequency of these attempts varies from year to year and increases as the scale and scope of our technology footprint and digital operations increases. In addition, to conduct our business, we provide customer and employee data, as well as Starbucks proprietary information and other confidential information important to our business, to third parties, including licensees and business partners. Individuals performing work for Starbucks and such third parties also may access some of this data, including on personally-owned digital devices. To the extent we, a third party, or such an individual were to experience a breach of our or their information technology systems that results in the unauthorized access, theft, use, destruction or other compromises of customers’ or employees’ data or confidential information of the Company stored in or transmitted through such systems, including through cyber-attacks or other external or internal methods, it could result in a material loss of revenues from the potential adverse impact to our reputation and brand, a decrease in our ability to retain customers or attract new ones, the imposition of potentially significant costs (including loss of data or payment for recovery of data) and liabilities, loss of business, loss of business partners and licensees, and the disruption to our supply chain, business, and plans. Unauthorized access, theft, use, destruction, or other compromises are becoming increasingly sophisticated and may occur through a variety of methods, including attacks using malicious code, vulnerabilities in software, hardware, or other infrastructure (including systems used by our supply chain), system misconfigurations, phishing, deepfakes, ransomware, malware, or social engineering. The rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. Our logging capabilities, or the logging capabilities of third parties, are not always complete or sufficiently granular, affecting our ability to fully understand the scope of security breaches.
Such security breaches also could result in a violation of applicable U.S. and international privacy, cyber, and other laws or trigger data breach notification laws, including new disclosure rules promulgated by the SEC, and subject us to private consumer, business partner or licensee, or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. These risks also exist in acquired businesses, joint ventures, or companies we invest in or partner with that use separate information systems or that have not yet been fully integrated into our information systems.
Significant capital investments and other expenditures could also be required to investigate security incidents, remedy cybersecurity problems, recuperate lost data, prevent future compromises, and adapt systems and practices to react to the changing threat environment. These include costs associated with notifying affected individuals and other agencies, additional security technologies, trainings, personnel, experts, and credit monitoring services for those whose data has been breached. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred, including by interfering with the pursuit of other important business strategies and initiatives, and may not meaningfully limit the success of future attempts to breach our information technology systems.
Media or other reports of existing or perceived security vulnerabilities in our systems, or those of our third-party business partners or service providers, can also adversely impact our brand and reputation and materially impact our business. Additionally, the techniques and sophistication used to conduct cyber-attacks and compromise information technology systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. The rapid evolution and increased adoption of artificial intelligence technologies by attackers amplifies these concerns. We continue to make significant investments in technology, third-party services, and personnel to develop and implement systems and processes that are designed to anticipate cyber-attacks and to prevent or minimize breaches of our information technology systems or data loss, but these security measures cannot provide assurance that we will be successful in preventing such breaches or data loss.
We rely heavily on information technology in our operations and growth initiatives, and any material failure, inadequacy, interruption, or security failure of that technology could harm our ability to effectively operate and grow our business and could adversely affect our financial results.
We rely heavily on information technology systems across our operations for numerous purposes, including for administrative functions, point-of-sale processing and payment in our stores and online, management of our supply chain, Starbucks Cards, online business, delivery services, mobile technology (including mobile payments and ordering apps), reloads and loyalty functionality, and various other processes and transactions (including providing Starbucks Digital Solutions to participating licensees), and many of these systems are interdependent on one another for their functionality. Many of our non-store employees continue to work on a remote or hybrid basis, which has resulted in increased demand on our information technology infrastructure. Additionally, the success of several of our initiatives to drive growth, including our ability to increase digital relationships with our customers to drive incremental traffic and spend, is highly dependent on our technology systems. Furthermore, we continue to expand convenience-led formats, which depend heavily on our mobile ordering capabilities. Any failure, inadequacy, or interruption of these systems could harm our ability to effectively operate and grow our business and could adversely affect our financial results. In addition, the technologies and artificial intelligence tools we are incorporating into certain aspects of our operations may not generate the intended efficiencies and may impact our business results.
We also rely on third-party providers and platforms for some of these information technology systems and support. Our systems hardware, software, and services provided by third-party service providers are not fully redundant within a market or across our markets. Our contractual and operational safeguards may not be effective in preventing the failure of these systems or platforms to operate effectively and be available. Such failures may be caused by various factors, including power outages, climate change-related impacts, catastrophic events, physical theft, computer and network failures, inadequate or ineffective redundancy, problems with transitioning to upgraded or replacement systems or platforms, flaws in third-party software or services, errors or improper use by our employees or third-party service providers, or a breach in the security of these systems or platforms, including through cyber-attacks such as those that result in the blockage of our or our third-party business partners’ or service providers’ systems and platforms and those discussed in more detail in this risk factors section. If our incident response, disaster recovery, and business continuity plans do not resolve these issues in an effective and timely manner, they could result in an interruption in our operations and could cause material negative impacts to our product availability and sales, the efficiency of our operations, and our financial results. In addition, remediation of any problems with our systems and related customer support could result in significant, unplanned expenses.
Given the increasing complexity and sophistication of techniques used by bad actors to obtain unauthorized access to or disable information technology systems, and the fact that cyber-attacks are being made by groups and individuals with a wide range of expertise and motives, it is increasingly difficult to anticipate and defend against cyber-attacks, and a cyberattack could occur and persist for an extended period of time before being detected. Moreover, the extent of a particular cyber incident and the steps that we may need to take to investigate the incident may not be immediately clear, and it may take a significant amount of time before such investigation can be finalized and completed and reliable information about the incident is known. During the pendency of any such investigation, we may not know the extent of the harm or how best to remediate it, and we may be required to disclose incidents before their full extent is known.
Risks Related to Intellectual Property
Failure to adequately protect our intellectual property or ensure that we are not infringing on the intellectual property of others could harm the value of our brand and our business.
Our brand names, trademarks, and related intellectual property rights are critical assets, and our success depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products in both domestic and international markets. We rely on a combination of trademarks, copyrights, service marks, trade secrets, patents, and other intellectual property rights to protect our brand and branded products.
We have registered certain trademarks and have other trademark registrations pending in the U.S. and certain foreign jurisdictions. The trademarks that we currently use have not been registered in all of the markets outside of the U.S. in which we do business or may do business in the future and may never be registered in all of these markets. It may be costly and time consuming to protect our intellectual property, particularly in rapidly evolving areas, and the steps we have taken to protect our intellectual property in the U.S. and foreign countries may not be adequate. In addition, the steps we have taken may not adequately ensure that we do not infringe the intellectual property of others, and third parties may claim infringement by us in the future. Any claim of infringement, whether or not it has merit, could, particularly in rapidly evolving areas, be time-consuming or result in costly litigation and could have an adverse impact on our business. In addition, we cannot ensure that licensees and other third parties who hold licenses to our intellectual property will not take actions that adversely affect the value of our intellectual property.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
Starbucks has implemented a cybersecurity program that leverages industry-standard cybersecurity frameworks to assess, identify, and manage cybersecurity risk. Our cybersecurity program is integrated with the Enterprise Risk Management (“ERM”) framework and governance processes utilized by management and our Board to oversee our various top enterprise risks. Our internal audit function periodically evaluates our cybersecurity program and selected aspects of it.
We have implemented various processes and tools to identify cybersecurity threats, detect potential attacks, and protect our data and information technology. We periodically evaluate evolving cybersecurity risks and legal and compliance requirements, and we make ongoing strategic investments to address those evolving risks and requirements.
Starbucks assesses, measures, and reports on cybersecurity risk at operational, program or management, and strategic or executive oversight levels. We maintain and periodically update written cybersecurity policies, standards, and controls, which are reviewed by a cross-functional management-level committee and designed to align with business objectives, regulatory requirements, and industry best practices. We train our employees through annual cybersecurity awareness training, phishing simulations, and periodic communications about timely cybersecurity topics and threats. We also implement a variety of tools to monitor our systems and network activity, and we conduct various simulated attacks and penetration tests to assess the effectiveness of these tools.

We maintain an incident response plan that guides us in identifying, evaluating, responding to, and recovering from cybersecurity incidents. The plan provides for the creation of a cross-functional, tailored incident response team, led by dedicated incident responders, that may include both Company personnel and third-party service providers, as appropriate. The incident response plan includes incident classification and escalation protocols, as well as processes to assess and comply with applicable legal obligations. We periodically test the effectiveness of the plan, and review and update it as appropriate.
We also maintain insurance coverage that, subject to its terms and conditions, is intended to help us mitigate certain costs associated with cybersecurity incidents.
We engage third-party security experts, as appropriate, to support our processes for assessing, identifying, and managing cybersecurity risks, including, for example, periodic evaluations of our cybersecurity program from a design and effectiveness perspective, penetration testing, vulnerability scanning, employee awareness training, phishing simulations, and incident monitoring and response.
To address cybersecurity risk arising from our relationships with our third-party business partners and service providers, we maintain a third-party risk management program, which takes a risk-based approach and includes elements such as conducting cybersecurity assessments, including cybersecurity-related obligations in agreements, and utilizing external monitoring sources.
In addition, we maintain a global privacy program to identify, assess, and manage privacy risks related to how we are collecting, using, sharing, storing, and otherwise processing personal data.
As of the date of this filing, we have not identified any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, there can be no assurance that we, or our third-party business partners or service providers, will not experience a cybersecurity threat or incident in the future that could materially adversely affect our business strategy, results of operations, or financial condition. For further discussion of the risks related to cybersecurity, see the risk factors discussed under “Risks Related to Cybersecurity and Data Privacy” in our Risk Factors in Item 1A of this Form 10-K.
Governance
Our cybersecurity program is led by our senior vice president, chief information security officer (“ciso”), who is responsible for identifying, assessing, and managing our collective information security and technology risks. Our ciso has more than 20 years of experience in the information security and technology fields. The ciso reports to our executive vice president, chief technology officer, who has spent more than 25 years of service in various leadership roles in information technology across multiple Fortune 500 companies.
The ciso is informed about the prevention, detection, mitigation, and remediation of cybersecurity incidents through management of, and participation in, the cybersecurity program described above, including through reports prepared by our internal cybersecurity team and the operation of our incident response plan. The ciso meets regularly with leaders of our various information technology management teams and with the Risk Management Committee (a management-level committee, which is co-managed by our cfo and chief legal officer), to review and discuss our cybersecurity and other information technology risks and opportunities.
Our Board has ultimate cybersecurity and data privacy risk oversight responsibility for the Company and administers this responsibility both directly and with assistance from the Audit and Compliance Committee (“Audit Committee”) and the Environmental, Partner, and Community Impact Committee (the “Impact Committee”). The Audit Committee oversees our cybersecurity and technology risks, and the Impact Committee oversees our data privacy risks, all of which are integrated into our overall ERM program. The Audit Committee actively reviews and discusses our cybersecurity and technology risk management programs and regularly reports out to the full Board on our relevant strengths and opportunities. The Impact Committee reviews our data privacy risk management programs and reports out to the full Board on our relevant strengths and opportunities.
The Audit Committee receives quarterly updates from the ciso or other members of the ciso’s team with responsibility for oversight of our key cybersecurity program components. These updates include, as appropriate, ongoing changes in our external and internal cybersecurity threat landscape, new technology trends and regulatory developments, evolving internal policies and practices used to manage and mitigate cybersecurity and technology-related risks, cybersecurity incidents and our response to them, and trends in various metrics that are used to help assess our overall cybersecurity program effectiveness. The Impact Committee receives annual updates from our vice president, data privacy, on our data privacy practices, emerging risks, and evolving global privacy laws and regulations.

Item 2.Properties
The material properties used by Starbucks in connection with its roasting, manufacturing, warehousing, distribution, and corporate administrative operations, serving all segments, are as follows:

Location	Approximate Size in Square Feet	Purpose
York, PA	1,957,000	Roasting, warehousing and distribution
Seattle, WA	1,294,000	Corporate administrative
Minden, NV (Carson Valley)	1,080,000	Roasting, warehousing and distribution
Auburn, WA	750,000	Warehousing and distribution
Lebanon, TN	680,000	Warehousing and distribution
Kunshan, China	630,000	Roasting, warehousing and distribution
Kent, WA	510,000	Roasting and distribution
Shanghai, China	225,000	Corporate administrative
We own most of our roasting facilities and lease the majority of our warehousing and distribution locations. As of September 29, 2024, Starbucks had 21,018 company-operated stores, almost all of which are leased. We also lease space in various locations worldwide for regional, district, and other administrative offices, training facilities, and storage. In addition to the locations listed above, we hold inventory at various locations managed by third-party warehouses. We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.
Item 3.Legal Proceedings
See Note 16, Commitments and Contingencies, to the consolidated financial statements included in Item 8 of Part II of this 10-K for information regarding certain legal proceedings in which we are involved.
Item 4.Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities
SHAREHOLDER INFORMATION
MARKET INFORMATION AND DIVIDEND POLICY
Starbucks common stock is traded on Nasdaq, under the symbol “SBUX.”
As of November 13, 2024, we had approximately 17,000 shareholders of record. This does not include persons whose stock is in nominee or “street name” accounts through brokers.
Future decisions to pay comparable cash dividends to those paid in the past continue to be at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board considers relevant.
ISSUER PURCHASES OF EQUITY SECURITIES
Shares under our ongoing share repurchase program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or through privately negotiated transactions. The timing, manner, price, and amount of repurchases will be determined at our discretion and the share repurchase program may be suspended, terminated, or modified at any time for any reason. During the fiscal fourth quarter ended September 29, 2024, there was no share repurchase activity.

Performance Comparison Graph
The following graph shall not be deemed “filed” for purposes of section 18 of the Exchange Act, or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any filing of Starbucks Corporation under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
The following graph depicts the total return to shareholders from September 29, 2019, through September 29, 2024, relative to the performance of the Standard & Poor’s 500 Index, the Nasdaq Composite Index and the Standard & Poor’s 500 Consumer Discretionary Sector, a peer group that includes Starbucks. All indices shown in the graph have been reset to a base of 100 as of September 29, 2019, and assume an investment of $100 on that date and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

$300
$250
$200
$150
$100
$50
$0
9/29/2019
9/27/2020
10/3/2021
10/2/2022
10/1/2023
9/29/2024
Starbucks Corporation
S&P 500
Nasdaq Composite
S&P Consumer Discretionary

	Sep 29, 2019	Sep 27, 2020	Oct 3, 2021	Oct 2, 2022	Oct 1, 2023	Sep 29, 2024
Starbucks Corporation	$100.00	$97.36	$132.65	$101.19	$111.93	$122.41
S&P 500	100.00	115.15	149.70	126.54	153.89	209.84
Nasdaq Composite	100.00	140.96	183.61	135.42	170.76	236.74
S&P Consumer Discretionary	100.00	128.89	153.57	121.48	138.22	177.00

Item 6. [Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified above, under Risk Factors in Part I, Item 1A of this 10-K, and elsewhere herein. Therefore, our actual results could differ materially from those discussed in the forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason. Please also see the cautionary language at the beginning of Part I of this 10-K regarding forward-looking statements.
General
Our fiscal year ends on the Sunday closest to September 30. All references to store counts, including data for new store openings, are reported net of related store closures, unless otherwise noted. Fiscal years 2024, 2023, and 2022 included 52 weeks.
The discussion of our financial condition and results of operations for the fiscal year ended October 2, 2022, included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) can be found in the Annual Report on Form 10-K for the fiscal year ended October 1, 2023.
Overview
We have three reportable operating segments: 1) North America, which is inclusive of the U.S. and Canada; 2) International, which is inclusive of China, Japan, Asia Pacific, Europe, Middle East, Africa, Latin America, and the Caribbean; and 3) Channel Development. Unallocated corporate expenses are reported within Corporate and Other.
We believe our financial results and long-term growth model will continue to be driven by new store openings, comparable store sales, and operating margin management, underpinned by disciplined capital allocation. We believe these key operating metrics are useful to investors because management uses these metrics to assess the growth of our business and the effectiveness of our marketing and operational strategies. Throughout this MD&A, we commonly discuss the following key operating metrics:
•New store openings and store count
•Comparable store sales
•Operating margin
Starbucks results for fiscal 2024 reflect a challenging operating environment, notably driven by reduced customer traffic compared to fiscal 2023, that pressured our financial results. Consolidated net revenues increased 1% to $36.2 billion in fiscal 2024 compared to $36.0 billion in fiscal 2023, primarily driven by incremental revenues from net new company-operated stores over the past 12 months, partially offset by a decrease in comparable store sales and the impact of unfavorable foreign currency translation.
For both the North America segment and U.S. market, revenue increased 2% in fiscal 2024 compared to fiscal 2023, primarily driven by net new company-operated store growth over the past 12 months and higher product and equipment sales to, and royalty revenues from, our licensees. This growth was partially offset by a 2% decline in comparable store sales. Comparable transactions for both the North America segment and the U.S. market declined 5%, partially offset by average ticket growth for both the North America segment and the U.S. market of 4%, primarily driven by annualization of pricing.
For the International segment, revenue declined 2% in fiscal 2024 compared to fiscal 2023, primarily driven by the impact of unfavorable foreign currency translation, a 4% decline in comparable store sales driven by a decline in average ticket of 4%, and lower product and equipment sales to, and royalty revenues from, our licensees. These decreases were partially offset by net new company-operated and licensed store openings over the past 12 months.
Revenue for our Channel Development segment decreased 7% in fiscal 2024 compared with fiscal 2023, primarily driven by a decline in revenue in the Global Coffee Alliance following the sale of our Seattle’s Best Coffee brand to Nestlé in the second quarter of fiscal 2023 as well as product SKU optimization.
Our performance was lower-than-expected as a result of a pronounced customer traffic decline, reflecting our targeted and accelerated investments not improving customer behaviors as intended, as well as the macroeconomic and competitive environment in China that further pressured our results. Given these challenges, under the direction of our new chief executive officer, Brian Niccol, we are changing our business strategy to bring customers back to our stores and return to growth. Our “Back to Starbucks” strategy includes supporting our green apron partners, enhancing the customer experience, reestablishing ourselves as the community coffee house, and innovating the coffee tasting experience through product development, marketing, and in-store experience. This strategic reset will provide us with the opportunity to assess the business and refocus our efforts, including capital allocation priorities, efficiency efforts, and store growth initiatives. We remain confident in the strength of our brand and believe that the new action plans will position the Company for sustainable long-term growth.

Financial Highlights
•Total net revenues increased 1% to $36.2 billion in fiscal 2024 compared to $36.0 billion in fiscal 2023.
•Consolidated operating income decreased to $5.4 billion in fiscal 2024 compared to $5.9 billion in fiscal 2023. Fiscal 2024 operating margin was 15.0% compared to 16.3% in fiscal 2023. Operating margin contraction of 130 basis points was primarily due to investments in store partner wages and benefits (approximately 140 basis points), deleverage (approximately 130 basis points), and increased promotional activity (approximately 100 basis points). These decreases were partially offset by pricing (approximately 180 basis points) and in-store operational efficiencies (approximately 130 basis points).
•Diluted earnings per share (“EPS”) for fiscal 2024 decreased to $3.31, compared to EPS of $3.58 in fiscal 2023. The decrease was primarily driven by contraction in operating margin as compared to the prior year.
•Capital expenditures were $2.8 billion in fiscal 2024 and $2.3 billion in fiscal 2023.
•We returned $3.8 billion and $3.4 billion to our shareholders in fiscal 2024 and fiscal 2023, respectively, through dividends and share repurchases.
Acquisitions and Divestitures
See Note 2, Acquisitions, Divestitures and Strategic Alliance, to the consolidated financial statements included in Item 8 of Part II of this 10-K for information regarding acquisitions and divestitures.
RESULTS OF OPERATIONS — FISCAL 2024 COMPARED TO FISCAL 2023
Consolidated results of operations (in millions):
Revenues

Fiscal Year Ended	Sep 29, 2024	Oct 1, 2023	% Change
Net revenues:
Company-operated stores	$29,765.9	$29,462.3	1.0%
Licensed stores	4,505.1	4,512.7	(0.2)
Other	1,905.2	2,000.6	(4.8)
Total net revenues	$36,176.2	$35,975.6	0.6%
Total net revenues increased $201 million, or 1%, over fiscal 2023, primarily due to higher revenues from company-operated stores ($304 million). The growth in company-operated store revenue was driven by incremental revenues from 1,426 net new company-operated stores, or a 7% increase, over the past 12 months ($1.2 billion). Partially offsetting this increase were a 2% decrease in comparable store sales ($629 million), attributable to a 4% decrease in comparable transactions, partially offset by a 2% increase in average ticket, primarily due to annualization of pricing, and unfavorable foreign currency translation impacts ($235 million).
Licensed stores revenue decreased $8 million, primarily driven by lower product and equipment sales to, and royalty revenues from, our licensees in our International segment ($69 million) and unfavorable foreign currency translation impacts ($27 million), partially offset by higher product and equipment sales to, and royalty revenues from, our licensees in our North America segment ($80 million).
Other revenues decreased $95 million, primarily due to a decline in revenue in the Global Coffee Alliance ($125 million) following the sale of our Seattle’s Best Coffee brand to Nestlé in the second quarter of fiscal 2023 as well as product SKU optimization.

Operating Expenses

Fiscal Year Ended	Sep 29, 2024	Oct 1, 2023	Sep 29, 2024	Oct 1, 2023
			As a % of Total Net Revenues
Product and distribution costs	$11,180.6	$11,409.1	30.9%	31.7%
Store operating expenses	15,286.5	14,720.3	42.3	40.9
Other operating expenses	565.6	539.4	1.6	1.5
Depreciation and amortization expenses	1,512.6	1,362.6	4.2	3.8
General and administrative expenses	2,523.3	2,441.3	7.0	6.8
Restructuring and impairments	—	21.8	—	0.1
Total operating expenses	31,068.6	30,494.5	85.9	84.8
Income from equity investees	301.2	298.4	0.8	0.8
Gain from sale of assets	—	91.3	—	0.3
Operating income	$5,408.8	$5,870.8	15.0%	16.3%
Store operating expenses as a % of related revenues			51.4%	50.0%
Product and distribution costs as a percentage of total net revenues decreased 80 basis points, primarily due to the impact of increased sales from pricing (approximately 70 basis points) and a reduction in supply chain costs (approximately 60 basis points).
Store operating expenses as a percentage of total net revenues increased 140 basis points. Store operating expenses as a percentage of company-operated store revenues increased 140 basis points, primarily due to investments in store partner wages and benefits (approximately 170 basis points), deleverage (approximately 80 basis points), and increased promotional activity (approximately 70 basis points), partially offset by in-store operational efficiencies (approximately 170 basis points).
Other operating expenses increased $26 million, primarily due to support costs for our growing licensed markets.
Depreciation and amortization expenses as a percentage of total net revenues increased 40 basis points, primarily due to deleverage.
General and administrative expenses increased $82 million, primarily due to incremental investments in technology ($93 million), investments in partner wages and benefits ($90 million), and certain proxy solicitation and advisory services costs incurred in the second quarter of fiscal 2024 ($28 million). These increases were partially offset by lower performance-based compensation ($86 million) and the lapping of donations to The Starbucks Foundation made in fiscal 2023 ($30 million).
Gain from sale of assets includes the sale of our Seattle’s Best Coffee brand to Nestlé in the second quarter of fiscal 2023.
The combination of these changes resulted in an overall decrease in operating margin of 130 basis points in fiscal 2024 when compared to fiscal 2023.

Other Income and Expenses

Fiscal Year Ended	Sep 29, 2024	Oct 1, 2023	Sep 29, 2024	Oct 1, 2023
			As a % of Total Net Revenues
Operating income	$5,408.8	$5,870.8	15.0%	16.3%
Interest income and other, net	122.8	81.2	0.3	0.2
Interest expense	(562.0)	(550.1)	(1.6)	(1.5)
Earnings before income taxes	4,969.6	5,401.9	13.7	15.0
Income tax expense	1,207.3	1,277.2	3.3	3.6
Net earnings including noncontrolling interests	3,762.3	4,124.7	10.4	11.5
Net earnings/(loss) attributable to noncontrolling interests	1.4	0.2	0.0	0.0
Net earnings attributable to Starbucks	$3,760.9	$4,124.5	10.4%	11.5%
Effective tax rate including noncontrolling interests			24.3%	23.6%
Interest income and other, net increased $42 million, and interest expense increased $12 million, both primarily due to higher interest rates in the current year.
The effective tax rate for fiscal 2024 was 24.3% compared to 23.6% for fiscal 2023.The increase was due to lapping the release of valuation allowances recorded against certain deferred tax assets of an international jurisdiction in the prior year (approximately 80 basis points) and the accrual of foreign withholding taxes related to the current year earnings of certain foreign subsidiaries (approximately 60 basis points), partially offset by electing an alternative tax approach in a certain foreign jurisdiction that resulted in a tax benefit in the second quarter of fiscal 2024 (approximately 60 basis points). See Note 14, Income Taxes, to the consolidated financial statements included in Item 8 of Part II of this 10-K, for further discussion.

Segment Information
Results of operations by segment (in millions):
North America

Fiscal Year Ended	Sep 29, 2024	Oct 1, 2023	Sep 29, 2024	Oct 1, 2023
			As a % of North America Total Net Revenues
Net revenues:
Company-operated stores	$24,258.7	$23,905.4	89.8%	90.0%
Licensed stores	2,747.4	2,659.1	10.2	10.0
Other	3.4	5.1	0.0	0.0
Total net revenues	27,009.5	26,569.6	100.0	100.0
Product and distribution costs	7,478.0	7,530.4	27.7	28.3
Store operating expenses	12,467.1	11,959.2	46.2	45.0
Other operating expenses	280.9	263.8	1.0	1.0
Depreciation and amortization expenses	1,052.4	910.1	3.9	3.4
General and administrative expenses	375.8	389.7	1.4	1.5
Restructuring and impairments	—	20.7	—	0.1
Total operating expenses	21,654.2	21,073.9	80.2	79.3
Operating income	$5,355.3	$5,495.7	19.8%	20.7%
Store operating expenses as a % of related revenues			51.4%	50.0%
Revenues
North America total net revenues for fiscal 2024 increased $440 million, or 2%, primarily driven by net new company-operated store growth of 5%, or 533 stores, over the past 12 months ($788 million) and higher product and equipment sales to, and royalty revenues from, our licensees ($80 million). This growth was partially offset by a 2% decline in comparable store sales ($420 million) driven by a 5% decrease in comparable transactions, partially offset by a 4% increase in average ticket, primarily due to annualization of pricing.
Operating Margin
North America operating income for fiscal 2024 decreased 3% to $5.4 billion, compared to $5.5 billion in fiscal 2023. Operating margin contracted 90 basis points to 19.8%, primarily due to investments in store partner wages and benefits (approximately 150 basis points), deleverage (approximately 150 basis points), and increased promotional activity (approximately 100 basis points), partially offset by pricing (approximately 220 basis points) and in-store operational efficiencies (approximately 150 basis points).

International

Fiscal Year Ended	Sep 29, 2024	Oct 1, 2023	Sep 29, 2024	Oct 1, 2023
			As a % of International Total Net Revenues
Net revenues:
Company-operated stores	$5,507.2	$5,556.9	75.0%	74.2%
Licensed stores	1,757.7	1,853.6	24.0	24.8
Other	74.0	77.1	1.0	1.0
Total net revenues	7,338.9	7,487.6	100.0	100.0
Product and distribution costs	2,575.2	2,608.4	35.1	34.8
Store operating expenses	2,819.4	2,761.1	38.4	36.9
Other operating expenses	225.1	219.0	3.1	2.9
Depreciation and amortization expenses	338.3	335.1	4.6	4.5
General and administrative expenses	338.8	335.8	4.6	4.5
Total operating expenses	6,296.8	6,259.4	85.8	83.6
Income from equity investees	3.6	2.7	0.0	0.0
Operating income	$1,045.7	$1,230.9	14.2%	16.4%
Store operating expenses as a % of related revenues			51.2%	49.7%
Revenues
International total net revenues for fiscal 2024 decreased $149 million, or 2%, primarily due to unfavorable foreign currency translation impacts ($252 million), as well as a 4% decline in comparable store sales ($210 million), driven by a 4% decline in average ticket. Also contributing to the decline in international total net revenues were lower product and equipment sales to, and royalty revenues from, our licensees ($69 million), largely driven by continued disruptions due to multiple international conflicts, partially offset by the performance of 654 net new licensed store openings over the past 12 months. These decreases were partially offset by net new company-operated store growth of 10%, or 893 stores, over the past 12 months ($378 million).
Operating Margin
International operating income for fiscal 2024 decreased 15% to $1.0 billion, compared to $1.2 billion in fiscal 2023. Operating margin contracted 220 basis points to 14.2%, primarily due to increased promotional activity (approximately 170 basis points) and investments in store partner wages and benefits (approximately 120 basis points), partially offset by in-store operational efficiencies (approximately 100 basis points).

Channel Development

Fiscal Year Ended	Sep 29, 2024	Oct 1, 2023	Sep 29, 2024	Oct 1, 2023
			As a % of Channel Development Total Net Revenues
Net revenues	$1,769.8	$1,893.8
Product and distribution costs	1,075.4	1,250.1	60.8%	66.0%
Other operating expenses	58.4	54.6	3.3	2.9
Depreciation and amortization expenses	—	0.1	0.0	0.0
General and administrative expenses	7.7	8.4	0.4	0.4
Total operating expenses	1,141.5	1,313.2	64.5	69.3
Income from equity investees	297.6	295.7	16.8	15.6
Gain from sale of assets	—	91.3	—	4.8
Operating income	$925.9	$967.6	52.3%	51.1%
Revenues
Channel Development total net revenues for fiscal 2024 decreased $124 million, or 7%, compared to fiscal 2023, primarily due to a decline in revenue in the Global Coffee Alliance ($125 million) following the sale of our Seattle’s Best Coffee brand to Nestlé in the second quarter of fiscal 2023 as well as product SKU optimization.
Operating Margin
Channel Development operating income for fiscal 2024 decreased 4% to $926 million, compared to $968 million in fiscal 2023. Operating margin expanded 120 basis points to 52.3%, primarily due to mix shift (approximately 350 basis points), strength in our North American Coffee Partnership joint venture income (approximately 120 basis points), and lapping impairment charges against certain manufacturing assets in the second quarter of fiscal 2023 (approximately 90 basis points). These increases were partially offset by lapping the gain from the sale of our Seattle’s Best Coffee brand in the second quarter of fiscal 2023 (approximately 480 basis points).

Corporate and Other

Fiscal Year Ended	Sep 29, 2024	Oct 1, 2023	% Change
Net revenues:
Other	$58.0	$24.6	135.8%
Total net revenues	58.0	24.6	135.8
Product and distribution costs	52.0	20.2	157.4
Other operating expenses	1.2	2.0	(40.0)
Depreciation and amortization expenses	121.9	117.3	3.9
General and administrative expenses	1,801.0	1,707.4	5.5
Restructuring and impairments	—	1.1	nm
Total operating expenses	1,976.1	1,848.0	6.9
Operating loss	$(1,918.1)	$(1,823.4)	5.2%
Corporate and Other primarily consists of our unallocated corporate expenses. Unallocated corporate expenses include corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments.
Corporate and Other operating loss increased to $1.9 billion for fiscal 2024, or 5%, compared to $1.8 billion in fiscal 2023. This increase was primarily driven by incremental investments in technology ($93 million), investments in partner wages and benefits ($57 million), and certain proxy solicitation and advisory services costs incurred in the second quarter of fiscal 2024 ($28 million). These increases were partially offset by lower performance-based compensation ($61 million) and the lapping of donations to The Starbucks Foundation made in fiscal 2023 ($30 million).

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
Cash and Investment Overview
Our cash and investments were $3.8 billion and $4.2 billion as of September 29, 2024, and October 1, 2023, respectively. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, fund acquisitions, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate debt securities, government treasury securities (domestic and foreign), and commercial paper as well as principal-protected structured deposits. As of September 29, 2024, approximately $2.1 billion of cash and short-term investments were held in foreign subsidiaries.
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
The 2021 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of September 29, 2024, we were in compliance with all applicable covenants. No amounts were outstanding under our 2021 credit facility as of September 29, 2024, or October 1, 2023.

Our total available contractual borrowing capacity for general corporate purposes was $3.0 billion as of the end of fiscal 2024.
Commercial Paper
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our 2021 credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures, and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of September 29, 2024, and October 1, 2023, we had no amounts outstanding under our commercial paper program.
Credit Facilities in Japan
Additionally, we hold the following Japanese yen-denominated credit facilities that are available for working capital needs and capital expenditures within our Japanese market:
•A ¥5.0 billion, or $34.5 million, credit facility is currently set to mature on December 30, 2024. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on Tokyo Interbank Offered Rate (“TIBOR”) plus an applicable margin of 0.400%.
•A ¥10.0 billion, or $69.1 million, credit facility is currently set to mature on March 27, 2025. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.300%.
As of September 29, 2024, we had no borrowings outstanding under these credit facilities. As of October 1, 2023, we had ¥5.0 billion, or $33.5 million, of borrowings outstanding under these credit facilities.
See Note 9, Debt, to the consolidated financial statements included in Item 8 of Part II of this 10-K for details of the components of our long-term debt.
Our ability to incur new liens and conduct sale and leaseback transactions on certain material properties is subject to compliance with terms of the indentures under which the long-term notes were issued. As of September 29, 2024, we were in compliance with all applicable covenants.
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
We regularly review our cash positions and our determination of partial indefinite reinvestment of foreign earnings. In the event we determine that all or another portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes, which could be material. Any foreign earnings that are not indefinitely reinvested may be repatriated at management’s discretion. During fiscal 2024, we paid approximately $18 million for foreign withholding taxes related to repatriating the earnings of certain foreign subsidiaries. See Note 14, Income Taxes, to the consolidated financial statements included in Item 8 of Part II of this 10-K, for further discussion.

During each of the first three quarters of fiscal 2023, we declared a cash dividend to shareholders of $0.53 per share. During the fourth quarter of fiscal 2023, and for each of the first three quarters of fiscal 2024, we declared a cash dividend of $0.57 per share. During the fourth quarter of fiscal 2024, we declared a cash dividend of $0.61 per share to be paid on November 29, 2024, with an expected payout of approximately $691.4 million. Dividends are generally paid in the quarter following the declaration date. Cash returned to shareholders through dividends in fiscal 2024 and 2023 totaled $2.6 billion and $2.4 billion, respectively.
During the fiscal year ended October 1, 2023, we repurchased 10.0 million shares of common stock for $1.0 billion on the open market. During the fiscal year ended September 29, 2024, we repurchased 12.8 million shares of common stock for $1.3 billion on the open market. As of September 29, 2024, 29.8 million shares remained available for repurchase under current authorizations.
Other than normal operating expenses, cash requirements for fiscal 2025 are expected to consist primarily of capital expenditures for investments in our new and existing stores, our supply chain, and corporate facilities. Total capital expenditures for fiscal 2025 are expected to be reasonably consistent with fiscal 2024.
The following table summarizes current and long-term material cash requirements as of September 29, 2024, which we expect to fund primarily with operating cash flows (in millions):

	Material Cash Requirements
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations(1)	$11,942.3	$1,808.5	$3,202.2	$2,433.1	$4,498.5
Debt obligations
Principal payments	15,700.0	1,250.0	3,000.0	2,350.0	9,100.0
Interest payments	6,359.4	588.3	968.9	798.6	4,003.6
Purchase obligations(2)	1,296.0	1,010.0	245.9	40.1	—
Other obligations(3)	350.8	116.3	101.0	37.3	96.2
Total	$35,648.5	$4,773.1	$7,518.0	$5,659.1	$17,698.3
(1)Amounts include direct lease obligations, excluding any taxes, insurance, and other related expenses.
(2)Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Starbucks and that specify all significant terms. Green coffee purchase commitments comprise 86% of total purchase obligations.
(3)Other obligations include other long-term liabilities primarily consisting of long-term asset retirement obligations, income taxes payable, equity investment capital commitments, and finance lease obligations.
Cash Flows
Cash provided by operating activities was $6.1 billion for fiscal 2024, compared to $6.0 billion for fiscal 2023. The change was primarily due to an increase in net cash provided by changes in other operating assets and liabilities, primarily driven by net hedging activity, largely related to our coffee hedging program. See Note 3, Derivative Financial Instruments, to the consolidated financial statements included in Item 8 of Part II of this 10-K for further discussion. Also contributing were the change in operating lease liability driven by the timing of cash payment for rent, an increase in depreciation and amortization driven by capital additions, and higher distributions received from our North America Coffee Partnership. These increases were partially offset by lower net earnings during the period and higher inventory purchase costs, primarily driven by increased coffee commodity prices.
Cash used in investing activities was $2.7 billion for fiscal 2024, compared to $2.3 billion for fiscal 2023. The change was primarily due to increased capital expenditures, driven by higher existing and new store investments in North America, and lapping the proceeds from the prior year sale of Seattle’s Best Coffee brand to Nestlé. These increases were partially offset by higher maturities and calls of investments, driven by maturities of structured deposits.
Cash used in financing activities was $3.7 billion for fiscal 2024, compared to $3.0 billion for fiscal 2023. The change was primarily due to an increase in repayments of debt and an increase in cash returned to shareholders through dividends and share repurchases, partially offset by an increase in net proceeds from issuances of debt.

COMMODITY PRICES, AVAILABILITY, AND GENERAL RISK CONDITIONS
Commodity price risk represents our primary market risk, generated by our purchases of green coffee and dairy products, among other items. We purchase, roast, and sell high-quality arabica coffee and related products, and risk arises from the price volatility of green coffee. In addition to coffee, we also purchase significant amounts of dairy products to support the needs of our company-operated stores. The price and availability of these commodities directly impact our results of operations, and we expect commodity prices, particularly coffee, to impact future results of operations. For additional details see Product Supply in Item 1 of Part I of this 10-K, as well as Risk Factors in Item 1A of Part I this 10-K.
FINANCIAL RISK MANAGEMENT
Market risk is defined as the risk of losses due to changes in commodity prices, foreign currency exchange rates, equity security prices, and interest rates. We manage our exposure to various market-based risks according to a market price risk management policy. Under this policy, market-based risks are quantified and evaluated for potential mitigation strategies, such as entering into hedging transactions. The market price risk management policy governs how hedging instruments may be used to mitigate risk. Risk limits are set annually, and speculative trading activities are prohibited. We also monitor and limit the amount of associated counterparty credit risk, which we consider to be low. We use interest rate swap agreements and treasury locks to primarily hedge against changes in benchmark interest rates related to anticipated debt issuances. We also use cross-currency swaps to hedge against changes in the fair value of our net investments in foreign operations. Excluding interest rate hedging instruments and cross currency swaps, hedging instruments generally do not have maturities in excess of three years. Refer to Note 1, Summary of Significant Accounting Policies and Estimates, and Note 3, Derivative Financial Instruments, to the consolidated financial statements included in Item 8 of Part II of this 10-K for further discussion of our hedging instruments.
The sensitivity analyses disclosed below provide only a limited, point-in-time view of the market risk of the financial instruments discussed. The actual impact of the respective underlying rates and price changes on the financial instruments may differ significantly from those shown in the sensitivity analyses.
Commodity Price Risk
We purchase commodity inputs, primarily coffee, dairy products, diesel, cocoa, sugar, and other commodities, that are used in our operations and are subject to price fluctuations that impact our financial results. We use a combination of pricing features embedded within supply contracts, such as fixed-price and price-to-be-fixed contracts and financial derivatives, to manage our commodity price risk exposure.
The following table summarizes the potential impact as of September 29, 2024, to Starbucks future net earnings and other comprehensive income (“OCI”) from changes in commodity prices. The information provided below relates only to the hedging instruments and does not represent the corresponding changes in the underlying hedged items (in millions):

	Increase/(Decrease) to Net Earnings		Increase/(Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
Commodity hedges	$2	$(2)	$21	$(21)
Foreign Currency Exchange Risk
The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, because a portion of our operations consists of activities outside of the U.S., we have transactions in other currencies, primarily the Chinese renminbi, Japanese yen, Canadian dollar, British pound, South Korean won, and euro. To reduce cash flow volatility from foreign currency fluctuations, we enter into derivative instruments to hedge portions of cash flows of anticipated intercompany royalty payments, inventory purchases, intercompany borrowing, and lending activities, and certain other transactions in currencies other than the functional currency of the entity that enters into the arrangements, as well as the translation risk of certain balance sheet items. The volatility in the foreign exchange market may lead to significant fluctuation in foreign currency exchange rates and adversely impact our financial results in the case of weakening foreign currencies relative to the U.S. dollar.

The following table summarizes the potential impact as of September 29, 2024, to Starbucks future net earnings and other comprehensive income from changes in the fair value of these derivative financial instruments due to a change in the value of the U.S. dollar as compared to foreign exchange rates. The information provided below relates only to the hedging instruments and does not represent the corresponding changes in the underlying hedged items (in millions):

	Increase/(Decrease) to Net Earnings		Increase/(Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
Foreign currency hedges	$24	$(24)	$489	$(489)
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
We performed a sensitivity analysis based on a 10% change in the underlying equity prices of our investments as of September 29, 2024, and determined that such a change would not have a significant impact on the fair value of these instruments.
Interest Rate Risk
Long-term Debt
We utilize short-term and long-term financing and may use interest rate hedges to manage our overall interest expense related to our existing fixed-rate debt, as well as to hedge the variability in cash flows due to changes in benchmark interest rates related to anticipated debt issuances. See Note 3, Derivative Financial Instruments and Note 9, Debt, to the consolidated financial statements included in Item 8 of Part II of this 10-K for further discussion of our interest rate hedge agreements and details of the components of our long-term debt, respectively, as of September 29, 2024.
The following table summarizes the impact of a change in interest rates as of September 29, 2024, on the fair value of Starbucks debt (in millions):

	Fair Value	Decrease in Fair Value for a 100 Basis Point Increase in Underlying Rate

Long-term debt(1)	$14,647	$(943)
(1)Amount disclosed is net of $15 million change in the fair value of our designated interest rate swaps. Refer to Note 3, Derivative Financial Instruments, for additional information on our interest rate swap designated as a fair value hedge.
Available-for-Sale Debt Securities
Our available-for-sale securities comprise a diversified portfolio consisting mainly of investment-grade debt securities. The primary objective of these investments is to preserve capital and liquidity. Available-for-sale securities are recorded on the consolidated balance sheets at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income. We do not hedge the interest rate exposure on our investments. We performed a sensitivity analysis based on a 100 basis point change in the underlying interest rate of our available-for-sale securities as of September 29, 2024, and determined that such a change would not have a significant impact on the fair value of these instruments.
CRITICAL ACCOUNTING ESTIMATES
Critical accounting estimates are those that management believes are the most important to the portrayal of our financial condition and results and require the most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties may result in materially different amounts being reported under different conditions or using different assumptions.
Our significant accounting estimates are discussed in additional detail in Note 1, Summary of Significant Accounting Policies and Estimates, to the consolidated financial statements included in Item 8 of Part II of this 10-K. We consider financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. During the past five fiscal years, we have not made any material changes to the accounting methodologies used to assess the areas discussed below, unless noted otherwise. We believe that our significant accounting estimates involve a higher degree of judgment and/or complexity for the reasons discussed below.

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
In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of operations. In projecting future taxable income, we consider historical results and incorporate assumptions about the amount of future state, federal, and foreign pre-tax operating income adjusted for items that do not have tax consequences. Our assumptions regarding future taxable income are consistent with the plans and estimates we use to manage our underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income/(loss).
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
Our income tax expense and deferred tax assets and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. Deferred tax asset valuation allowances and our liabilities for unrecognized tax benefits require significant management judgment regarding applicable statutes and their related interpretation, the status of various income tax audits, and our particular facts and circumstances. Although we believe that the judgments and estimates discussed herein are reasonable, actual results, including forecasted business performance, could differ, and we may be exposed to losses or gains that could be material. To the extent we prevail in matters for which a liability has been established or are required to pay amounts in excess of our established liability, our effective income tax rate in a given financial statement period could be materially affected.

Property, Plant and Equipment and Other Finite-Lived Assets
We evaluate property, plant and equipment, operating lease right-of-use (“ROU”) assets and other finite-lived assets for impairment when facts and circumstances indicate that the carrying values of such assets may not be recoverable. When evaluating for impairment, we first compare the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated undiscounted future cash flows are less than the carrying value of the asset, we determine if we have an impairment loss by comparing the carrying value of the asset to the asset’s estimated fair value and recognize an impairment charge when the asset’s carrying value exceeds its estimated fair value. The adjusted carrying amount of the asset becomes its new cost basis and is depreciated over the asset’s remaining useful life.
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
Our impairment calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values. Key assumptions used in estimating future cash flows and asset fair values include projected revenue growth and operating expenses, as well as forecasting asset useful lives and selecting an appropriate discount rate. For company-operated stores, estimates of revenue growth and operating expenses are based on internal projections and consider the store’s historical performance, the local market economics, and the business environment impacting the store’s performance. The discount rate is selected based on what we believe a buyer would assume when determining a purchase price for the store. The fair value of a store’s ROU asset is estimated considering what a market participant would pay to lease the asset for its highest and best use. These estimates are subjective and our ability to realize future cash flows and asset fair values is affected by factors such as ongoing maintenance and improvement of the assets, changes in economic conditions, and changes in operating performance.
In fiscal 2022, we announced our Reinvention Plan in the U.S. market to increase efficiency while elevating the partner and customer experience. As a result of the restructuring efforts in connection with the Reinvention Plan, we recorded immaterial impairment charges in our consolidated statements of earnings during the fiscal years ended October 1, 2023, and October 2, 2022. No restructuring and impairment costs attributable to the Reinvention Plan were recorded in our consolidated statements of earnings during the fiscal year ended September 29, 2024.
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
When assessing goodwill for impairment, our decision to perform a qualitative impairment assessment for an individual reporting unit is influenced by a number of factors, inclusive of the carrying value of the reporting unit’s goodwill, the significance of the excess of the reporting unit’s estimated fair value over carrying value at the last quantitative assessment date, and the amount of time in between quantitative fair value assessments and the date of acquisition. If we perform a quantitative assessment of an individual reporting unit’s goodwill, our impairment calculations contain uncertainties because they require management to make assumptions and to apply judgment when estimating future cash flows and asset fair values, including projected revenue growth and operating expenses related to existing businesses, product innovation, and new store concepts, as well as utilizing valuation multiples of similar publicly traded companies and selecting an appropriate discount rate. Estimates of revenue growth and operating expenses are based on internal projections considering the reporting unit’s past performance and forecasted growth, strategic initiatives, local market economics, and the local business environment impacting the reporting unit’s performance. The discount rate is selected based on the estimated cost of capital for a market participant to operate the reporting unit in the region. These estimates, as well as the selection of comparable companies and valuation multiples used in the market approaches, are highly subjective, and our ability to realize the future cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance, and changes in our business strategies, including retail initiatives and international expansion. We continue to believe the fair value of each of our reporting units is significantly in excess of its carrying value, and absent a sustained multi-year global decline in our business in key markets such as the U.S. and China, we do not anticipate incurring significant goodwill impairment in the next 12 months. Our fiscal 2024 annual goodwill impairment testing was completed in the third fiscal quarter. Where a quantitative assessment was performed, the estimated fair value of our reporting units exceeded carrying value by approximately $124 billion.
When assessing indefinite-lived intangible assets for impairment, where we perform a qualitative assessment, we evaluate if changes in events or circumstances have occurred that indicate that impairment may exist. If we do not perform a qualitative impairment assessment or if changes in events and circumstances indicate that a quantitative assessment should be performed, management is required to calculate the fair value of the intangible asset group. The fair value calculation includes estimates of revenue growth, which are based on past performance and internal projections for the intangible asset group’s forecasted growth and royalty rates, which are adjusted for our particular facts and circumstances. The discount rate is selected based on the estimated cost of capital that reflects the risk profile of the related business. These estimates are highly subjective, and our ability to achieve the forecasted cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance, and changes in our business strategies, including retail initiatives and international expansion. We do not anticipate recording significant impairment charges in the next 12 months.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is incorporated by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Commodity Prices, Availability, and General Risk Conditions” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Risk Management” in Item 7 of this Report.

Item 8. Financial Statements and Supplementary Data
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)

Fiscal Year Ended	Sep 29, 2024	Oct 1, 2023	Oct 2, 2022
Net revenues:
Company-operated stores	$29,765.9	$29,462.3	$26,576.1
Licensed stores	4,505.1	4,512.7	3,655.5
Other	1,905.2	2,000.6	2,018.7
Total net revenues	36,176.2	35,975.6	32,250.3
Product and distribution costs	11,180.6	11,409.1	10,317.4
Store operating expenses	15,286.5	14,720.3	13,561.8
Other operating expenses	565.6	539.4	461.5
Depreciation and amortization expenses	1,512.6	1,362.6	1,447.9
General and administrative expenses	2,523.3	2,441.3	2,032.0
Restructuring and impairments	—	21.8	46.0
Total operating expenses	31,068.6	30,494.5	27,866.6
Income from equity investees	301.2	298.4	234.1
Gain from sale of assets	—	91.3	—
Operating income	5,408.8	5,870.8	4,617.8
Interest income and other, net	122.8	81.2	97.0
Interest expense	(562.0)	(550.1)	(482.9)
Earnings before income taxes	4,969.6	5,401.9	4,231.9
Income tax expense	1,207.3	1,277.2	948.5
Net earnings including noncontrolling interests	3,762.3	4,124.7	3,283.4
Net earnings attributable to noncontrolling interests	1.4	0.2	1.8
Net earnings attributable to Starbucks	$3,760.9	$4,124.5	$3,281.6
Earnings per share — basic	$3.32	$3.60	$2.85
Earnings per share — diluted	$3.31	$3.58	$2.83
Weighted average shares outstanding:
Basic	1,133.8	1,146.8	1,153.3
Diluted	1,137.3	1,151.3	1,158.5

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

Fiscal Year Ended	Sep 29, 2024	Oct 1, 2023	Oct 2, 2022
Net earnings including noncontrolling interests	$3,762.3	$4,124.7	$3,283.4
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale debt securities	12.1	3.3	(22.8)
Tax (expense)/benefit	(3.0)	(0.8)	5.6
Unrealized gains/(losses) on cash flow hedging instruments	106.0	(149.4)	259.5
Tax (expense)/benefit	(16.2)	17.2	(52.8)
Unrealized gains/(losses) on net investment hedging instruments	55.7	73.2	229.0
Tax (expense)/benefit	(14.1)	(18.5)	(57.9)
Translation adjustment and other	225.9	(109.0)	(794.7)
Tax (expense)/benefit	(8.8)	1.8	—
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale securities, hedging instruments, translation adjustment and other	(19.2)	(158.9)	(210.5)
Tax expense/(benefit)	11.0	26.1	34.2
Other comprehensive income/(loss)	349.4	(315.0)	(610.4)
Comprehensive income including noncontrolling interests	4,111.7	3,809.7	2,673.0
Comprehensive income/(loss) attributable to noncontrolling interests	1.8	(0.5)	1.8
Comprehensive income attributable to Starbucks	$4,109.9	$3,810.2	$2,671.2

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	Sep 29, 2024	Oct 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$3,286.2	$3,551.5
Short-term investments	257.0	401.5
Accounts receivable, net	1,213.8	1,184.1
Inventories	1,777.3	1,806.4
Prepaid expenses and other current assets	313.1	359.9
Total current assets	6,847.4	7,303.4
Long-term investments	276.0	247.4
Equity investments	463.9	439.9
Property, plant and equipment, net	8,665.5	7,387.1
Operating lease, right-of-use asset	9,286.2	8,412.6
Deferred income taxes, net	1,766.7	1,769.8
Other long-term assets	617.0	546.5
Other intangible assets	100.9	120.5
Goodwill	3,315.7	3,218.3
TOTAL ASSETS	$31,339.3	$29,445.5
LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$1,595.5	$1,544.3
Accrued liabilities	2,194.7	2,145.1
Accrued payroll and benefits	786.6	828.3
Current portion of operating lease liability	1,463.1	1,275.3
Stored value card liability and current portion of deferred revenue	1,781.2	1,700.2
Short-term debt	—	33.5
Current portion of long-term debt	1,248.9	1,818.6
Total current liabilities	9,070.0	9,345.3
Long-term debt	14,319.5	13,547.6
Operating lease liability	8,771.6	7,924.8
Deferred revenue	5,963.6	6,101.8
Other long-term liabilities	656.2	513.8
Total liabilities	38,780.9	37,433.3
Shareholders’ deficit:
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,133.5 and 1,142.6 shares, respectively	1.1	1.1
Additional paid-in capital	322.6	38.1
Retained deficit	(7,343.8)	(7,255.8)
Accumulated other comprehensive income/(loss)	(428.8)	(778.2)
Total shareholders’ deficit	(7,448.9)	(7,994.8)
Noncontrolling interests	7.3	7.0
Total deficit	(7,441.6)	(7,987.8)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)	$31,339.3	$29,445.5
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Fiscal Year Ended	Sep 29, 2024	Oct 1, 2023	Oct 2, 2022
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$3,762.3	$4,124.7	$3,283.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,592.4	1,450.3	1,529.4
Deferred income taxes, net	(13.8)	(59.4)	(37.8)
Income earned from equity method investees	(306.4)	(301.8)	(268.7)
Distributions received from equity method investees	333.3	222.8	231.2
Gain on sale of assets	—	(91.3)	—
Stock-based compensation	308.3	302.7	271.5
Non-cash lease costs	1,314.9	1,365.9	1,497.7
Loss on retirement and impairment of assets	121.5	101.4	91.4
Other	31.9	26.8	(67.8)
Cash provided by/(used in) changes in operating assets and liabilities:
Accounts receivable	18.4	(4.1)	(326.1)
Inventories	42.8	366.4	(641.0)
Income taxes payable	(61.9)	52.5	(149.6)
Accounts payable	28.0	100.1	345.5
Deferred revenue	(72.2)	(110.8)	(75.8)
Operating lease liability	(1,294.9)	(1,443.8)	(1,625.6)
Other operating assets and liabilities	291.0	(93.7)	339.6
Net cash provided by operating activities	6,095.6	6,008.7	4,397.3
INVESTING ACTIVITIES:
Purchases of investments	(627.5)	(610.5)	(377.9)
Sales of investments	10.3	2.5	72.6
Maturities and calls of investments	768.2	616.9	67.3
Additions to property, plant and equipment	(2,777.5)	(2,333.6)	(1,841.3)
Proceeds from sale of assets	—	110.0	—
Net proceeds from the divestiture of certain operations	—	—	59.3
Other	(72.7)	(56.1)	(126.3)
Net cash used in investing activities	(2,699.2)	(2,270.8)	(2,146.3)
FINANCING ACTIVITIES:
Net (payments)/proceeds from issuance of commercial paper	—	(175.0)	175.0
Net proceeds from issuance of short-term debt	123.8	114.6	36.6
Repayments of short-term debt	(157.5)	(78.8)	(36.6)
Net proceeds from issuance of long-term debt	1,995.3	1,497.8	1,498.1
Repayments of long-term debt	(1,825.1)	(1,000.0)	(1,000.0)
Proceeds from issuance of common stock	108.0	167.4	101.6
Cash dividends paid	(2,585.0)	(2,431.8)	(2,263.3)
Repurchase of common stock	(1,266.7)	(984.4)	(4,013.0)
Minimum tax withholdings on share-based awards	(100.4)	(89.3)	(127.2)
Other	(10.6)	(11.1)	(9.2)
Net cash used in financing activities	(3,718.2)	(2,990.6)	(5,638.0)
Effect of exchange rate changes on cash and cash equivalents	56.5	(14.2)	(250.3)
Net increase/(decrease) in cash and cash equivalents	(265.3)	733.1	(3,637.3)
CASH AND CASH EQUIVALENTS:
Beginning of period	3,551.5	2,818.4	6,455.7
End of period	$3,286.2	$3,551.5	$2,818.4
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$570.7	$524.3	$474.7
Income taxes	$1,373.3	$1,294.2	$1,157.6
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, October 3, 2021	1,180.0	$1.2	$846.1	$(6,315.7)	$147.2	$(5,321.2)	$6.7	$(5,314.5)
Net earnings	—	—	—	3,281.6	—	3,281.6	1.8	3,283.4
Other comprehensive loss	—	—	—	—	(610.4)	(610.4)	—	(610.4)
Stock-based compensation expense	—	—	275.5	—	—	275.5	—	275.5
Exercise of stock options/vesting of RSUs	3.6	(0.1)	(72.4)	—	—	(72.5)	—	(72.5)
Sale of common stock	0.6	—	46.9	—	—	46.9	—	46.9
Repurchase of common stock	(36.3)	—	(890.8)	(3,122.2)	—	(4,013.0)	—	(4,013.0)
Cash dividends declared, $2.00 per share	—	—	—	(2,293.5)	—	(2,293.5)	—	(2,293.5)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(0.6)	(0.6)
Balance, October 2, 2022	1,147.9	$1.1	$205.3	$(8,449.8)	$(463.2)	$(8,706.6)	$7.9	$(8,698.7)
Net earnings	—	—	—	4,124.5	—	4,124.5	0.2	4,124.7
Other comprehensive loss	—	—	—	—	(314.3)	(314.3)	(0.7)	(315.0)
Stock-based compensation expense	—	—	306.4	—	—	306.4	—	306.4
Exercise of stock options/vesting of RSUs	4.2	—	28.4	—	—	28.4	—	28.4
Sale of common stock	0.5	—	49.6	—	—	49.6	—	49.6
Repurchase of common stock	(10.0)	—	(548.6)	(455.9)	—	(1,004.5)	—	(1,004.5)
Cash dividends declared, $2.16 per share	—	—	—	(2,474.6)	—	(2,474.6)	—	(2,474.6)
Noncontrolling interest resulting from divestiture	—	—	(3.0)	—	(0.7)	(3.7)	(0.4)	(4.1)
Balance, October 1, 2023	1,142.6	$1.1	$38.1	$(7,255.8)	$(778.2)	$(7,994.8)	$7.0	$(7,987.8)
Net earnings	—	—	—	3,760.9	—	3,760.9	1.4	3,762.3
Other comprehensive income	—	—	—	—	349.0	349.0	0.4	349.4
Stock-based compensation expense	—	—	312.0	—	—	312.0	—	312.0
Exercise of stock options/vesting of RSUs	3.1	—	(47.6)	—	—	(47.6)	—	(47.6)
Sale of common stock	0.6	—	55.3	—	—	55.3	—	55.3
Repurchase of common stock(1)	(12.8)	—	(35.2)	(1,223.9)	—	(1,259.1)	—	(1,259.1)
Cash dividends declared, $2.32 per share	—	—	—	(2,625.0)	—	(2,625.0)	—	(2,625.0)
Purchase of noncontrolling interests and other	—	—	—	—	0.4	0.4	(1.5)	(1.1)
Balance, September 29, 2024	1,133.5	$1.1	$322.6	$(7,343.8)	$(428.8)	$(7,448.9)	$7.3	$(7,441.6)
(1) Includes excise tax on share repurchases.
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years ended September 29, 2024, October 1, 2023, and October 2, 2022
Note 1: Summary of Significant Accounting Policies and Estimates
Description of Business
We purchase and roast high-quality coffees that we sell, along with handcrafted coffee, tea, and other beverages and a variety of high-quality food items through our company-operated stores. We also sell a variety of coffee and tea products and license our trademarks through other channels, such as licensed stores as well as grocery and foodservice through our Global Coffee Alliance with Nestlé S.A. (“Nestlé”). In addition to our flagship Starbucks Coffee® brand, we sell goods and services under the following brands: Teavana®, Ethos®, and Starbucks Reserve®.
In this Annual Report on Form 10-K (“10-K” or “Report”) for the fiscal year ended September 29, 2024 (“fiscal 2024”), Starbucks Corporation (together with its subsidiaries) is referred to as “Starbucks,” the “Company,” “we,” “us,” or “our.”
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
Certain prior period information at Note 7, Supplemental Balance Sheet and Statement of Earnings Information, has been reclassified to conform to the current presentation.
Principles of Consolidation
Our consolidated financial statements reflect the financial position and operating results of Starbucks, including wholly-owned subsidiaries and investees that we control. Intercompany transactions and balances have been eliminated.
Fiscal Year End
Our fiscal year ends on the Sunday closest to September 30. Fiscal years 2024, 2023, and 2022 included 52 weeks.
Estimates and Assumptions
Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Examples include, but are not limited to, estimates for inventory reserves, asset and goodwill impairments, assumptions underlying self-insurance reserves, income from unredeemed stored value cards, stock-based compensation forfeiture rates, future asset retirement obligations, commitments and contingencies, and the potential outcome of future tax consequences of events that have been recognized in the financial statements. Actual results and outcomes may differ from these estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment.
Restructuring
In fiscal 2022, we announced our plan in the U.S. market to increase efficiency while elevating the partner and customer experience. As a result of these restructuring efforts, we recorded approximately $22 million and $46 million to restructuring and impairments in our consolidated statements of earnings during fiscal years 2023 and 2022, respectively. No restructuring and impairment costs attributable to this plan were recorded in our consolidated statements of earnings during fiscal year 2024.
As of September 29, 2024, and October 1, 2023, there were no material restructuring-related accrued liabilities on our consolidated balance sheets.
Cash and Cash Equivalents
We consider all highly liquid instruments with maturities of three months or less at the time of purchase, as well as credit card receivables and third-party payment processing receivables for sales to customers in our company-operated stores that generally settle within two to five business days, to be cash equivalents. We maintain cash and cash equivalent balances with financial institutions that exceed federally-insured limits. We have not experienced any losses related to these balances, and we believe credit risk to be minimal.

Our cash management system provides for the funding of all major bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks are in excess of the cash balances at certain banks, which creates book overdrafts. Book overdrafts are presented as a current liability in accrued liabilities on our consolidated balance sheets.
Investments
Available-for-sale Debt Securities
Our short-term and long-term investments include investment-grade debt securities, all of which are classified as available-for-sale. Available-for-sale debt securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income. Available-for-sale securities with remaining maturities of less than one year and those identified by management at the time of purchase to be used to fund operations within one year are classified as short-term. All other available-for-sale securities are classified as long-term. We evaluate our available-for-sale securities for other-than-temporary impairment on a quarterly basis. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. We review several factors to determine whether a loss is other than temporary, such as the length and extent of the fair value decline, the financial condition and near-term prospects of the issuer, and whether we have the intent to sell, or will more likely than not be required to sell, before the securities’ anticipated recovery, which may be at maturity. Realized gains and losses are accounted for using the specific identification method. Purchases and sales are recorded on a trade date basis.
Structured Deposits
We hold short-term, principal-protected structured deposits that provide returns in the form of both fixed and variable yields; such variable yields are indexed to foreign exchange rates, equity-linked instruments, or interest rate indices. The Company has elected to account for these using the fair value option with gains and losses recorded in our consolidated statements of earnings. For fiscal 2024, 2023, and 2022, resulting gains and losses were immaterial to our consolidated statements of earnings.
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
Equity Investments
Equity investments are accounted for under the equity method if we are able to exercise significant influence, but not control, over an investee. Our share of the earnings or losses as reported by the investees is classified as income from equity investees on our consolidated statements of earnings. The investments are evaluated for impairment annually and when facts and circumstances indicate that the carrying value may not be recoverable. If a decline in fair value is determined to be other than temporary, an impairment charge is recorded in interest income and other, net on our consolidated statements of earnings.
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

Level 3: We determine the fair value of private equity instruments using valuation models, including Black Scholes’ option pricing model and discounted cash flow models. Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.
Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis may include items such as property, plant and equipment, ROU assets, goodwill and other intangible assets, equity and other investments, and other assets. We determine the fair value of these items using Level 3 inputs, as described in the related sections below.
Derivative Instruments
We manage our exposure to various risks within our consolidated financial statements according to a market price risk management policy. Under this policy, we may engage in transactions involving various derivative instruments to hedge interest rates, commodity prices, foreign currency-denominated revenue streams, inventory purchases, and assets, liabilities, and investments in certain foreign operations. In order to manage our exposure to these risks, we use various types of derivative instruments including forward contracts, commodity futures contracts, collars, and swaps. Forward contracts and commodity futures contracts are agreements to buy or sell a quantity of a currency or commodity at a predetermined future date and at a predetermined rate or price. A collar is a strategy that uses a combination of a purchased call option and a sold put option with equal premiums to hedge a portion of anticipated cash flows, or to limit possible gains or losses on an underlying asset or liability to a specific range. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets, and/or indices. We do not enter into derivative instruments for speculative purposes.
We record all derivatives on our consolidated balance sheets at fair value and typically do not offset derivative assets and liabilities. Cash flows from derivative financial instruments and the related gains and losses are classified as cash flows from operating activities on the consolidated statements of cash flows. Excluding interest rate hedging instruments and cross-currency swaps, we generally do not enter into derivative instruments with maturities longer than three years. However, we are allowed to net settle transactions with respective counterparties for certain derivative contracts, inclusive of interest rate swaps and foreign currency forwards, with a single, net amount payable by one party to the other. We also enter into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. As of September 29, 2024, and October 1, 2023, cash collateral received under collateral security arrangements was $230.9 million and $77.1 million, respectively, and is included in other long-term liabilities on our consolidated balance sheets. As of September 29, 2024, and October 1, 2023, cash collateral pledged as part of our commodity derivative margin requirements was $12.4 million and $20.6 million, respectively, and is included in prepaid expenses and other current assets on our consolidated balance sheets. The potential effects of netting arrangements with our derivative contracts, excluding the effects of collateral, would not have had a material impact on our consolidated balance sheets. We also hold cash and cash equivalents from various settled-to-market exchange traded futures related to coffee and dairy hedging.
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
Cash Flow Hedges
For derivative instruments that are designated and qualify as a cash flow hedge, the derivative’s gain or loss is reported as a component of other comprehensive income (“OCI”) and recorded in accumulated other comprehensive income (“AOCI”) on our consolidated balance sheets. The gain or loss is subsequently reclassified into net earnings when the hedged exposure affects net earnings, in the same line item as the underlying hedged item on our consolidated statements of earnings.
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
Net Investment Hedges
For derivative instruments that are designated and qualify as a net investment hedge, the derivative’s, or qualifying non-derivative instrument’s, gain or loss is reported as a component of OCI and recorded in AOCI. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated.

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
Derivatives Not Designated As Hedging Instruments
We also enter into certain foreign currency forward contracts, commodity futures contracts, collars, and swaps that are not designated as hedging instruments for accounting purposes. The changes in the fair values of these contracts are immediately recognized in interest income and other, net on our consolidated statements of earnings.
Normal Purchase Normal Sale
We enter into fixed-price and price-to-be-fixed green coffee purchase commitments, which we expect will result in physical delivery and utilization in the ordinary course of business in a reasonable period of time. Since these types of purchase commitments qualify for the normal purchase normal sale exemption, they are not recorded as derivative instruments on our consolidated balance sheets.
Refer to Note 3, Derivative Financial Instruments, and Note 5, Inventories, for further discussion of our derivative instruments and green coffee purchase commitments.
Receivables, net of Allowance for Credit Losses
Our receivables are mainly generated from product and equipment sales to, and royalties from, our licensees, as well as from our Global Coffee Alliance and other Channel Development customers. The primary indicators of the credit quality of our receivables are aging, payment history, economic sector information, and outside credit monitoring. These indicators are assessed on a quarterly basis. Our credit loss exposure is mainly concentrated in our accounts receivable portfolio. Our allowance for credit losses is calculated using a loss-rate method based on historical experience, current market conditions, and reasonable forecasts. For the fiscal year ended September 29, 2024, we did not observe a significant deterioration of our receivable portfolio that required a significant increase in our allowance for credit losses. As of September 29, 2024, and October 1, 2023, our allowance for credit losses was $21.2 million and $23.8 million, respectively.
Inventories
Inventories are stated at the lower of cost (primarily moving average cost) or net realizable value. We record inventory reserves for obsolete and slow-moving inventory and for estimated shrinkage between physical inventory counts. Inventory reserves are based on inventory obsolescence trends, historical experience, and application of the specific identification method. As of September 29, 2024, and October 1, 2023, inventory reserves were $58.0 million and $44.4 million, respectively.
Property, Plant and Equipment
Property, plant and equipment is carried at cost less accumulated depreciation. Cost includes all direct costs necessary to acquire and prepare assets for use or to develop or obtain internal-use software, including internal labor and overhead in some cases. Depreciation is computed using the straight-line method over estimated useful lives of the assets, generally ranging from 2 to 15 years for equipment, 30 to 40 years for buildings, and 2 to 8 years for capitalized software. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life, generally 10 years. For leases with renewal periods at our option, we generally use the original lease term, excluding renewal option periods, to determine estimated useful lives. If failure to exercise a renewal option imposes a significant economic penalty to us, we may determine at the inception of the lease that renewal is reasonably assured and include the renewal option period in the determination of the appropriate estimated useful lives. Capitalized software includes the costs of developing or obtaining internal-use software, such as external direct costs of materials and services, payroll and benefits costs, interest costs, and costs to develop or obtain software that allows for access or conversion of historical data by new systems. We capitalize costs when the preliminary project stage is complete, management has authorized and committed to funding the software project, it is probable that the software project will be completed, and it is probable that the software will be used to perform the intended function.
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
We evaluate property, plant and equipment for impairment when facts and circumstances indicate that the carrying values of such assets may not be recoverable. When evaluating for impairment, we first compare the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated undiscounted future cash flows are less than the carrying value of the asset, we determine if we have an impairment loss by comparing the carrying value of the asset to the asset’s estimated fair value and recognize an impairment charge when the asset’s carrying value exceeds its estimated fair value. The fair value of the asset is estimated using a discounted cash flow model based on forecasted future revenues and operating costs, using internal projections. Property, plant and equipment assets and ROU assets related to the store lease are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For company-operated store assets, the impairment test is performed at the individual store asset group level.
We recognized net disposition and impairment charges of $94.0 million, $91.1 million, and $66.6 million in fiscal 2024, 2023, and 2022, respectively. Included in these amounts, we recorded $23.3 million, $23.2 million, and $14.3 million of impairment losses within store operating expenses on our consolidated statements of earnings during the fiscal years ended September 29, 2024, October 1, 2023, and October 2, 2022, respectively. Of the total net disposition and impairment charges recorded in fiscal 2022, $9.6 million was restructuring related and recorded in restructuring and impairment expenses. Unless it is restructuring related, the nature of the underlying asset that is impaired or disposed of will determine the operating expense line on which the related impact is recorded on our consolidated statements of earnings.
Leases
The majority of our leases are operating leases for our company-operated retail store locations. We also lease, among other things, roasting, distribution and warehouse facilities, and office space for corporate administrative purposes.
We categorize leases as either operating or finance leases at the commencement date of the lease. Operating lease agreements may contain tenant improvement allowances, rent holidays, rent escalation clauses, and/or contingent rent provisions. We have lease agreements with lease and non-lease components, which are accounted for together as a single lease component for all underlying classes of assets.
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
We generally cannot determine the interest rate implicit in each of our leases. Therefore, we typically use market and term-specific incremental borrowing rates. Our incremental borrowing rate for a lease is the rate of interest we expect to pay on a collateralized basis to borrow an amount under similar terms. Because we do not borrow on a collateralized basis, we consider a combination of factors, including our credit-adjusted risk-free interest rate, the risk profile and funding cost of the specific geographic market of the lease, the lease term, and the effect of adjusting the rate to reflect consideration of collateral. Our credit-adjusted risk-free rate takes into consideration interest rates we pay on our unsecured long-term bonds as well as quoted interest rates obtained from financial institutions.
Total lease costs recorded as rent and other occupancy costs include fixed operating lease costs, variable lease costs, and short-term lease costs. Most of our real estate leases require we pay certain expenses, such as CAM costs, real estate taxes, and other executory costs, of which the fixed portion is included in operating lease costs. We recognize operating lease costs on a straight-line basis over the lease term. In addition to the above costs, variable lease costs also include amounts based on a percentage of gross sales in excess of specified levels, the costs of which are recognized when probable and are not included in determining the present value of our lease liability. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. A significant majority of our leases are related to our company-operated stores, and the related costs are recorded within store operating expenses.
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

Goodwill
We evaluate goodwill for impairment annually during our third fiscal quarter, or more frequently if an event occurs or circumstances change, such as material deterioration in performance or a significant number of store closures, indicating that the carrying value of our goodwill may not be recoverable. When evaluating goodwill for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, we calculate the estimated fair value of the reporting unit. Fair value is typically calculated using a discounted cash flow model. For certain reporting units, where deemed appropriate, we may also utilize a market approach for estimating fair value. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value.
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
We recorded no goodwill impairment during fiscal 2024, fiscal 2023, and fiscal 2022. See Note 8, Other Intangible Assets and Goodwill, for further information.
Other Intangible Assets
Other intangible assets include finite-lived intangible assets, which mainly consist of acquired and reacquired rights, trade secrets, licensing agreements, contract-based patents, and copyrights. These assets are amortized over their estimated useful lives and are tested for impairment using a similar methodology to our property, plant and equipment, as described above.
Indefinite-lived intangibles, which consist primarily of trade names and trademarks, are tested for impairment annually during the third fiscal quarter, or more frequently if an event occurs or circumstances change, indicating that the carrying value of the intangibles may not be recoverable. When evaluating other intangible assets for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that an intangible asset group is impaired. If we do not perform the qualitative assessment, or if we determine that it is not more likely than not that the fair value of the intangible asset group exceeds its carrying amount, we calculate the estimated fair value of the intangible asset group. Fair value is the price a willing buyer would pay for the intangible asset group and is typically calculated using an income approach, such as a relief-from-royalty model. If the carrying amount of the intangible asset group exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. In addition, we continuously monitor and may revise our intangible asset useful lives if and when facts and circumstances change.
There were no significant other intangible asset impairment charges recorded during fiscal years 2024, 2023, and 2022. See Note 8, Other Intangible Assets and Goodwill, for further information.
Insurance Reserves
We use a combination of insurance and self-insurance mechanisms, including a wholly-owned captive insurance entity and participation in a reinsurance treaty, to provide for the potential liabilities for certain risks, including workers’ compensation, healthcare benefits, general liability, and property insurance. Liabilities associated with the risks that are retained by us are not discounted and are estimated, in part, by considering historical claims experience, demographics, exposure and severity factors, and other actuarial assumptions.
Revenue Recognition
Consolidated revenues are presented net of intercompany eliminations for wholly-owned subsidiaries and investees controlled by us and for product sales to, and royalty and other fees from, licensees accounted for under the equity method. Additionally, consolidated revenues are recognized net of any discounts, returns, allowances, and sales incentives, including coupon redemptions and rebates.
Company-operated Store Revenues
Company-operated store revenues are recognized when payment is tendered at the point-of-sale as the performance obligation has been satisfied. For products sold via delivery platforms, contractual terms are evaluated for each service provider to determine gross versus net presentation, and revenues are also recognized when control of products are transferred to the customers. Delivery service fees were immaterial in the periods presented. Company-operated store revenues are reported excluding sales, use, or other transaction taxes that are collected from customers and remitted to taxing authorities.
Licensed Store Revenues
Licensed store revenues consist of product and equipment sales, royalties, and other fees paid by licensees using the Starbucks brand. Sales of coffee, tea, food, and related products are generally recognized upon shipment to licensees, depending on contract terms. Shipping charges billed to licensees are also recognized as revenue, and the related shipping costs are included in product and distribution costs on our consolidated statements of earnings.
We consider pre-opening services, including site evaluation and selection, store architectural/design and development, and operational training, to be performance obligations that are separate from the license to operate under the Starbucks brand. These services provide distinct value to our licensees, including business and industry insight and knowledge that transfers value apart from the license. Revenues associated with pre-opening services are recognized upon completion of the related performance obligations, generally when a store is opened. Royalty revenues are recognized based upon a percentage of reported sales, and other continuing fees, such as marketing and service fees, are recognized as the performance obligations are met.
Stored Value Cards
Stored value cards can be activated through various channels, including at our company-operated and most licensed store locations, online at Starbucks.com, or via mobile devices held by our customers and at certain other third-party websites and locations, such as grocery stores, although they cannot be reloaded at these third-party websites or locations. Amounts loaded onto stored value cards are initially recorded as deferred revenue and recognized as revenue upon redemption. Historically, the majority of stored value cards are redeemed within one year.
In many of our company-operated markets, including the U.S., our stored value cards do not have an expiration date, nor do we charge service fees that cause a decrement to customer balances. Based on historical redemption rates, a portion of stored value cards is not expected to be redeemed and will be recognized as breakage over time in proportion to stored value card redemptions. The redemption rates are based on historical redemption patterns for each market, including the timing and business channel in which the card was activated or reloaded, and remittance to government agencies under unclaimed property laws, if applicable.
Breakage is recognized as company-operated stores and licensed stores revenue within the consolidated statement of earnings. For the fiscal years ended September 29, 2024, October 1, 2023, and October 2, 2022, we recognized breakage revenue of $187.6 million, $196.1 million, and $196.0 million in company-operated store revenues, respectively, and $20.0 million, $18.9 million, and $16.7 million in licensed store revenues, respectively.
Loyalty Program
Customers in the U.S., Canada, and certain other countries who register their stored value card are automatically enrolled in the Starbucks Rewards program, which is primarily a spend-based loyalty program. They earn loyalty points (“Stars”) in a variety of ways, including with each purchase at participating Starbucks stores. Starbucks Rewards members can earn Stars by paying with cash, credit or debit cards, or selected mobile wallets at company-operated and certain participating licensed stores in the U.S. and Canada. After accumulating a certain number of Stars, the customer earns a reward that can be redeemed for free product that, regardless of where the related Stars were earned within that country, will be honored at company-operated stores and certain participating licensed store locations in that same country.
We defer revenue associated with the estimated selling price of Stars earned by Starbucks Rewards members towards free products as each Star is earned and a corresponding liability is established in deferred revenue. This deferral is based on the estimated value of the product for which the reward is expected to be redeemed, net of estimated unredeemed Stars. Stars generally expire after six to twelve months, depending on the market.
When a customer redeems an earned reward, we recognize revenue for the redeemed product and reduce the related deferred revenue.
Other Revenues
Other revenues primarily include royalty revenues, sales of packaged coffee, tea, and a variety of ready-to-drink beverages and single-serve coffee and tea products to customers outside of our company-operated and licensed stores. Sales of these products are generally recognized upon shipment to customers, depending on contract terms.
Other revenues also include product sales to, and licensing revenue from, Nestlé related to our Global Coffee Alliance. Product sales to Nestlé are generally recognized when the product is shipped, whereas royalty revenues are recognized based on a percentage of reported sales.

Deferred Revenues
Our deferred revenue primarily consists of the up-front prepaid royalty from Nestlé, for which we have continuing performance obligations to support the Global Coffee Alliance, and our unredeemed stored value card liability and unredeemed Stars associated with our loyalty program. See Note 11, Deferred Revenue, for further information.
Disaggregation of Revenues
Revenues disaggregated by segment, product type, and geographic area are disclosed in Note 17, Segment Reporting.
Product and Distribution Costs
Product and distribution costs primarily include expenses related to raw materials, purchased goods, packaging, and delivery, along with operational costs of our supply chain organization. This encompasses wages, benefits, occupancy costs, and depreciation associated with sourcing, procuring, manufacturing, warehousing, and transportation of products sold at our company-operated and licensed stores, as well as through Channel Development and our other businesses. Additionally, it includes costs related to inventory and supply chain asset impairments.
Store Operating Expenses
Store operating expenses consist of costs incurred in our company-operated stores, primarily wages and benefits related to store partners (employees), occupancy costs, delivery commissions, and other costs that directly support the operation and sales-related activities of those stores.
General and Administrative Expenses
General and administrative expenses primarily consist of wages and benefits, professional service fees, and occupancy costs for corporate headquarters and regional offices that support our corporate functions.
Advertising
We expense most advertising costs as they are incurred, except for certain production costs that are expensed the first time the advertising takes place. Advertising expenses totaled $597.3 million, $507.8 million, and $416.7 million in fiscal 2024, 2023, and 2022, respectively.
Store Preopening Expenses
Costs incurred in connection with the start-up and promotion of new company-operated store openings are expensed as incurred.
Asset Retirement Obligations
We recognize a liability for the fair value of required asset retirement obligations (“ARO”) when such obligations are incurred. Our AROs are primarily associated with leasehold improvements, which, at the end of a lease, we are contractually obligated to remove to comply with the lease agreement. At the inception of a lease with such conditions, we record an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. We estimate the liability using a number of assumptions, including store closing costs, cost inflation rates, and discount rates, and accrete the liability to its projected future value over time. The capitalized asset is depreciated using the same depreciation convention as leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as a gain or loss in store operating expenses on our consolidated statements of earnings. As of September 29, 2024, and October 1, 2023, our net ARO assets included in property, plant and equipment were $25.1 million and $25.6 million, respectively, and our net ARO liabilities included in other long-term liabilities were $119.2 million and $110.3 million, respectively.
Stock-based Compensation
We maintain several equity incentive plans under which we may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), or stock appreciation rights to employees, non-employee directors, and consultants; stock options have not been broadly used as part of our compensation strategy in recent years. We also have an employee stock purchase plan (“ESPP”). RSUs issued by us are equivalent to nonvested shares under the applicable accounting guidance. We record stock-based compensation expense based on the fair value of stock awards at the grant date and recognize the expense over the related service period following a graded vesting expense schedule. Expense for performance-based RSUs is recognized when it is probable the performance goal will be achieved. Performance goals are determined by the Board and may include measures such as earnings per share, operating income, return on invested capital, total shareholder return, and metrics focused on talent and sustainability. The fair value of RSUs is based on the closing price of Starbucks common stock on the award date, less the present value of the dividends expected to be paid on the underlying shares during the vesting period. The fair value of each stock option granted is estimated on the grant date using the Black-Scholes-Merton option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our historical experience. If applicable, our total shareholder return relative to our peer group is incorporated into the underlying assumptions using a Monte Carlo simulation valuation model to calculate grant date fair value. The related assumptions used in the Monte Carlo simulation valuation model include expected term, volatility, dividend yield, and risk-free interest rate. Compensation expense is recognized over the requisite service period for each separately vesting portion of the award, and only for those awards expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations.
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
Common Stock Share Repurchases
We may repurchase shares of Starbucks common stock under a program authorized by our Board, including pursuant to a contract, instruction, or written plan meeting the requirements of Rule 10b5-1(c)(1) of the Exchange Act. Under applicable Washington State law, shares repurchased are retired and not displayed separately as treasury stock on the financial statements. Instead, the par value of repurchased shares is deducted from common stock, and the excess repurchase price over par value is deducted from additional paid-in capital and from retained earnings (deficit).

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
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued guidance expanding segment disclosure requirements. The amendments require enhanced disclosure for certain segment items and disclosure on how management uses reported measures to assess segment performance. The amendments do not change how segments are determined, aggregated, or how thresholds are applied to determine reportable segments. We expect to adopt the guidance for the fiscal year ending September 28, 2025. We are currently evaluating the expanded disclosure requirements and do not expect the adoption of this guidance to have a significant impact on our consolidated financial statement disclosures.
In December 2023, the FASB issued guidance expanding disclosure requirements related to income taxes. The amendments require enhanced jurisdictional disclosures for the income tax rate reconciliation and related to cash income taxes paid. Additionally, certain disclosures related to unrecognized tax benefits and indefinite reinvestment assertions were removed. The amendments are effective for our fiscal year ending September 27, 2026. While we are still evaluating the specific impacts and timing of adoption, we anticipate this guidance will have a significant impact on our annual income tax disclosures.
In March 2024, the SEC issued its final climate disclosure rules, which require the disclosure of climate-related information in annual reports and registration statements. The rules require disclosure in the audited financial statements of certain effects of severe weather events and other natural conditions above certain financial thresholds, as well as amounts related to carbon offsets and renewable energy credits or certificates, if material. Under the rules as originally issued, disclosure requirements begin phasing in for fiscal years beginning on or after January 1, 2025. However, on April 4, 2024, the SEC determined to voluntarily stay the final rules pending certain legal challenges. We are currently evaluating the impact of the new rules and continue to monitor the status of the related legal challenges.
In November 2024, the FASB issued guidance expanding disclosure requirements related to certain income statement expenses. The amendments require tabular disclosure of certain operating expenses disaggregated into categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments are effective for our fiscal year ending October 1, 2028, and may be applied retrospectively. While we are still evaluating the specific impacts and adoption method, we anticipate this guidance will have a significant impact on our consolidated financial statement disclosures.
Note 2:    Acquisitions, Divestitures, and Strategic Alliance
Fiscal 2023
On January 13, 2023, we sold the assets, primarily consisting of intellectual properties associated with the Seattle’s Best Coffee brand, to Nestlé for $110.0 million. The transaction resulted in a pre-tax gain of $91.3 million, which was included in gain from sale of assets on our consolidated statement of earnings for the fiscal year ended October 1, 2023. Results from Seattle’s Best Coffee operations prior to the sale are reported in our Channel Development operating segment.
Fiscal 2022
In the fourth quarter of fiscal 2022, we sold our Evolution Fresh brand and business to Bolthouse Farms. This transaction did not have a material impact on our consolidated financial statements.
Note 3:    Derivative Financial Instruments
Interest Rates
From time to time, we enter into designated cash flow hedges to manage the variability in cash flows due to changes in benchmark interest rates. We enter into interest rate swap agreements, including forward-starting interest rate swaps and treasury locks, settled in cash based upon the difference between an agreed-upon benchmark rate and the prevailing benchmark rate at settlement. These agreements are generally settled around the time of the pricing of the related debt. Each derivative agreement’s gain or loss is recorded in AOCI and is subsequently reclassified to interest expense over the life of the related debt.
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
Foreign Currency
To reduce cash flow volatility from foreign currency fluctuations, we enter into forward and swap contracts to hedge portions of cash flows of anticipated royalty revenue, inventory purchases, and intercompany borrowing and lending activities. The resulting gains and losses from these derivatives are recorded in AOCI and subsequently reclassified to revenue, product and distribution costs, or interest income and other, net, respectively, when the hedged exposures affect net earnings.
From time to time, we may enter into financial instruments, including, but not limited to, forward and swap contracts or foreign currency-denominated debt, to hedge the currency exposure of our net investments in certain international operations. The resulting gains and losses from these derivatives are recorded in AOCI and are subsequently reclassified to net earnings when the hedged net investment is either sold or substantially liquidated. Gains and losses from these derivatives, representing hedged components excluded from the assessment of effectiveness, are amortized over the life of the hedging instrument using a systematic and rational method and recognized in interest expense.
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
Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge. Cash flows from hedging transactions are classified in the same categories as the cash flows from the respective hedged items. For de-designated cash flow hedges in which the underlying transactions are no longer probable of occurring or where price variability in the underlying cash flow ceases to exist, the related accumulated derivative gains or losses are recognized in interest income and other, net on our consolidated statements of earnings. These derivatives may be accounted for prospectively as non-designated derivatives until maturity, re-designated to new hedging relationships, or terminated early. We continue to believe transactions related to our designated cash flow hedges are probable to occur.
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

Gains and losses on derivative contracts and foreign currency-denominated debt designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI			Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract/Debt Remaining Maturity (Months)
	Sep 29, 2024	Oct 1, 2023	Oct 2, 2022
Cash Flow Hedges:
Coffee	$60.1	$(78.1)	$153.9	$60.1	3
Cross-currency swaps	0.5	(0.6)	(1.9)	—	2
Dairy	2.0	(1.8)	(2.6)	2.0	5
Foreign currency - other	11.5	39.6	55.3	9.5	30
Interest rates	(3.6)	(6.6)	(5.8)	(3.1)	0
Net Investment Hedges:
Cross-currency swaps	96.5	87.1	67.3	—	114
Foreign currency	16.0	16.0	16.1	—	0
Foreign currency debt	135.2	140.2	125.7	—	0
Pre-tax gains and losses on derivative contracts and foreign currency-denominated long-term debt designated as hedging instruments recognized in OCI and reclassifications from AOCI to earnings (in millions):

	Year Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications			Gains/(Losses) Reclassified from AOCI to Earnings			Location of gain/(loss)
	Sep 29, 2024	Oct 1, 2023	Oct 2, 2022	Sep 29, 2024	Oct 1, 2023	Oct 2, 2022
Cash Flow Hedges:
Coffee	$100.8	$(152.9)	$76.9	$(61.2)	$110.5	$126.2	Product and distribution costs
Cross-currency swaps	2.7	4.9	24.8	1.4	3.1	(6.9)	Interest expense
				0.1	0.3	39.4	Interest income and other, net
Dairy	1.3	(11.1)	3.6	(3.8)	(12.3)	6.5	Product and distribution costs
Foreign currency - other	1.2	9.4	103.9	28.2	23.6	22.0	Licensed stores revenues
				10.0	6.7	(2.3)	Product and distribution costs
				—	0.2	13.7	Interest income and other, net
Interest rates	—	0.3	50.3	(4.0)	1.4	(2.0)	Interest expense
Net Investment Hedges:
Cross-currency swaps (1)	62.0	54.1	53.5	49.6	27.4	14.3	Interest expense
Foreign currency debt	(6.3)	19.1	175.5	—	—	—
(1) Gains and losses recognized in earnings relate to components excluded from the assessment of effectiveness.

Pre-tax gains and losses on non-designated derivatives and designated fair value hedging instruments and the related fair value hedged item recognized in earnings (in millions):

		Gains/(Losses) Recognized in Earnings
	Location of gain/(loss) recognized in earnings	Year Ended
		Sep 29, 2024	Oct 1, 2023	Oct 2, 2022
Non-Designated Derivatives:
Dairy	Interest income and other, net	$(0.1)	$(0.1)	$0.2
Diesel fuel and other commodities	Interest income and other, net	(1.9)	(2.0)	3.7
Coffee	Interest income and other, net	—	(5.4)	9.2
Foreign currency - other	Interest income and other, net	0.1	(3.6)	46.8
Fair Value Hedges:
Interest rate swap	Interest expense	9.9	(18.7)	(65.0)
Long-term debt (hedged item)	Interest expense	(22.3)	(12.3)	73.9

Notional amounts of outstanding derivative contracts (in millions):

	Sep 29, 2024	Oct 1, 2023
Coffee	$154	$266
Cross-currency swaps	4,213	1,076
Dairy	65	71
Diesel fuel and other commodities	3	7
Foreign currency - other	920	1,164
Interest rate swaps	350	1,100

Fair value of outstanding derivative contracts (in millions) including the location of the asset and/or liability on the consolidated balance sheets:

		Derivative Assets
	Balance Sheet Location	Sep 29, 2024	Oct 1, 2023
Designated Derivative Instruments(1):
Cross-currency swaps	Prepaid expenses and other current assets	$3.9	$—
	Other long-term assets	177.4	130.1
Dairy	Prepaid expenses and other current assets	0.8	0.4
Foreign currency - other	Prepaid expenses and other current assets	1.9	32.0
	Other long-term assets	1.7	22.9
Interest rate swap	Prepaid expenses and other current assets	—	0.4
Non-designated Derivative Instruments:
Dairy	Prepaid expenses and other current assets	0.3	—
Diesel fuel and other commodities	Prepaid expenses and other current assets	—	0.7
Foreign currency	Prepaid expenses and other current assets	1.8	7.5

		Derivative Liabilities
	Balance Sheet Location	Sep 29, 2024	Oct 1, 2023
Designated Derivative Instruments:
Cross-currency swaps	Accrued liabilities	$21.7	$—
	Other long-term liabilities	33.3	—
Dairy	Accrued liabilities	—	1.1
Foreign currency - other	Accrued liabilities	4.7	2.0
	Other long-term liabilities	4.1	—
Interest rate swaps	Other long-term liabilities	19.2	41.4
Non-designated Derivative Instruments:
Diesel fuel and other commodities	Accrued liabilities	0.3	—
Foreign currency	Accrued liabilities	2.5	0.5
	Other long-term liabilities	0.1	1.8
(1) We also hold cash and cash equivalents from various settled-to-market exchange traded futures related to coffee and dairy hedging.
The following amounts were recorded on the consolidated balance sheets related to fixed-to-floating interest rate swaps designated in fair value hedging relationships (in millions):

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount
	Sep 29, 2024	Oct 1, 2023	Sep 29, 2024	Oct 1, 2023
Location on the balance sheet
Long-term debt(1)	$332.2	$1,060.0	$(17.8)	$(40.0)
(1) Balance as of October 1, 2023, includes $750 million in senior notes that matured on October 1, 2023, but remained in current portion of long-term debt on the consolidated balance sheet as the debt repayment was not made until the first day of fiscal 2024.
Additional disclosures related to cash flow gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 12, Equity.

Note 4:    Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at September 29, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,286.2	$3,286.2	$—	$—
Short-term investments:
Available-for-sale debt securities:
Corporate debt securities	51.8	—	51.8	—
Foreign corporate bonds	0.2	—	0.2	—
Mortgage and other asset-backed securities	0.4	—	0.4	—
State and local government obligations	1.4	—	1.4	—
U.S. government treasury securities	36.9	36.9	—	—
Total available-for-sale debt securities	90.7	36.9	53.8	—
Structured deposits	84.1	—	84.1	—
Marketable equity securities	82.2	82.2	—	—
Total short-term investments	257.0	119.1	137.9	—
Prepaid expenses and other current assets:
Derivative assets	8.7	—	8.7	—
Long-term investments:
Available-for-sale debt securities:
Corporate debt securities	112.8	—	101.8	11.0
Mortgage and other asset-backed securities	64.4	—	64.4	—
State and local government obligations	3.7	—	3.7	—
U.S. government treasury securities	94.9	94.9	—	—
Total Available-for-sale debt securities	275.8	94.9	169.9	11.0
Structured Deposit	0.2	—	0.2	—
Total long-term investments	276.0	94.9	170.1	11.0
Other long-term assets:
Derivative assets	179.1	—	179.1	—
Total assets	$4,007.0	$3,500.2	$495.8	$11.0
Liabilities:
Accrued liabilities:
Derivative liabilities	$29.2	$—	$29.2	$—
Other long-term liabilities:
Derivative liabilities	56.7	—	56.7	—
Total liabilities	$85.9	$—	$85.9	$—

		Fair Value Measurements at Reporting Date Using
	Balance at October 1, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,551.5	$3,551.5	$—	$—
Short-term investments:
Available-for-sale debt securities
Corporate debt securities	64.0	—	64.0	—
Foreign government obligations	3.9	—	3.9	—
U.S. government treasury securities	2.8	2.8	—	—
Total available-for-sale debt securities	70.7	2.8	67.9	—
Structured deposits	261.2	—	261.2	—
Marketable equity securities	69.6	69.6	—	—
Total short-term investments	401.5	72.4	329.1	—
Prepaid expenses and other current assets:
Derivative assets	41.0	—	41.0	—
Long-term investments:
Available-for-sale debt securities
Corporate debt securities	91.1	—	91.1	—
Mortgage and other asset-backed securities	50.2	—	50.2	—
State and local government obligations	1.3	—	1.3	—
U.S. government treasury securities	104.7	104.7	—	—
Total long-term investments	247.3	104.7	142.6	—
Other long-term assets:
Derivative assets	153.0	—	153.0	—
Total assets	$4,394.3	$3,728.6	$665.7	$—
Liabilities:
Accrued liabilities:
Derivative liabilities	$3.6	$—	$3.6	$—
Other long-term liabilities:
Derivative liabilities	43.2	—	43.2	—
Total liabilities	$46.8	$—	$46.8	$—
There were no material transfers between levels, and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Available-for-sale Debt Securities
Long-term investments generally mature within 5 years. Proceeds from sales of securities were $1.3 million, $2.5 million, and $72.6 million for fiscal 2024, 2023, and 2022, respectively. Realized gains and losses were not material for fiscal 2024, 2023, and 2022. Gross unrealized holding gains and losses were not material as of September 29, 2024, and October 1, 2023.

Marketable Equity Securities
Marketable equity securities include equity mutual funds and exchange-traded funds. Our marketable equity securities portfolio approximates a portion of our liability under our MDCP, a defined contribution plan. Our MDCP liability was $112.3 million and $90.4 million as of September 29, 2024, and October 1, 2023, respectively. The changes in net unrealized holding gains and losses in the marketable equity securities portfolio included in earnings for fiscal 2024, 2023, and 2022 were not material. Gross unrealized holding gains and losses on marketable equity securities were not material as of September 29, 2024, and October 1, 2023.
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
We recognized impairments during fiscal years ended September 29, 2024, October 1, 2023, and October 2, 2022. See Note 1, Summary of Significant Accounting Policies and Estimates for additional discussion of these impairments.
Fair Value of Other Financial Instruments
The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 9, Debt.
Note 5:    Inventories (in millions)

	Sep 29, 2024	Oct 1, 2023
Coffee:
Unroasted	$665.1	$747.7
Roasted	251.9	280.3
Other merchandise held for sale (1)	384.6	364.6
Packaging and other supplies	475.7	413.8
Total	$1,777.3	$1,806.4
(1) “Other merchandise held for sale” includes, among other items, serveware, food, and tea. Inventory levels vary due to seasonality, commodity market supply, and price fluctuations.
As of September 29, 2024, we had committed to purchasing green coffee totaling $180 million under fixed-price contracts and an estimated $929 million under price-to-be-fixed contracts. A portion of our price-to-be-fixed contracts are effectively fixed through the use of futures. See Note 3, Derivative Financial Instruments, for further discussion. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base “C” coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on established relationships with our suppliers and continuous monitoring, the risk of non-delivery on these purchase commitments is remote.
Note 6:    Equity Investments (in millions)

	Sep 29, 2024	Oct 1, 2023
Equity method investments	$424.1	$415.7
Other investments	39.8	24.2
Total	$463.9	$439.9
Equity Method Investments
As of September 29, 2024, we had a 50% ownership interest in Tata Starbucks Limited (India), with a carrying value of $41.1 million. Tata Starbucks Limited (India) operates licensed Starbucks® retail stores.
We also license the rights to produce and distribute Starbucks-branded products to our 50% owned joint venture, The North American Coffee Partnership with the Pepsi-Cola Company, which develops and distributes bottled Starbucks® beverages, including Frappuccino coffee drinks, Starbucks Doubleshot espresso drinks, Starbucks® Iced Espresso Classics, and Starbucks® Iced Coffee. As of September 29, 2024, the carrying value of this investment was $112.3 million.
Our share of income and losses from our equity method investments is included in income from equity investees on our consolidated statements of earnings. Also included in this line item is our proportionate share of gross profit resulting from coffee and other product sales to, and royalty and license fee revenues generated from, equity investees. Revenues generated from these entities were $62.6 million, $85.7 million, and $80.9 million in fiscal 2024, 2023, and 2022, respectively. Related product and distribution costs were $58.6 million, $85.6 million, and $76.5 million in fiscal 2024, 2023, and 2022, respectively. As of September 29, 2024, and October 1, 2023, there were $12.2 million and $19.1 million of accounts receivable from equity investees, respectively, on our consolidated balance sheets, primarily related to product sales and royalty revenues.
We also hold equity interests in other entities to support our corporate and investment strategies, which are not core to our business, including our limited partnership interest in Valor Siren Ventures I L.P. and Valor Siren Ventures II L.P, which are private equity funds investing in technologies, products, and solutions relating to food or retail. The total carrying value of these investments was $211.9 million as of September 29, 2024. Our share of income and losses from these private equity interests is included in interest income and other, net on our consolidated statements of earnings. The related financial statement activities were not material during the periods presented.
Additional disclosure regarding changes in our equity method investments due to acquisition or divestiture is included in Note 2, Acquisitions, Divestitures and Strategic Alliance.
Other Investments
We have equity interests in entities that develop and operate Starbucks licensed stores in several global markets, as well as in companies that support our strategic initiatives. We do not have significant influence over these entities, and their fair values are not readily determinable. Therefore, we elected to measure these investments at cost with adjustments for observable changes in price or impairment.

Note 7:    Supplemental Balance Sheet and Statement of Earnings Information (in millions)
Property, Plant and Equipment, net

	Sep 29, 2024	Oct 1, 2023
Land	$56.9	$46.1
Buildings	684.8	666.5
Leasehold improvements	11,453.9	10,133.7
Store equipment	3,803.6	3,332.5
Roasting equipment	865.7	859.4
Capitalized software	1,049.7	897.2
Furniture, fixtures and other	775.5	767.3
Work in progress	750.9	607.5
Property, plant and equipment, gross	19,441.0	17,310.2
Accumulated depreciation	(10,775.5)	(9,923.1)
Property, plant and equipment, net	$8,665.5	$7,387.1
Accrued Liabilities

	Sep 29, 2024	Oct 1, 2023
Accrued occupancy costs	$81.7	$86.7
Accrued dividends payable	691.2	651.2
Accrued capital and other operating expenditures	842.8	771.7
Insurance reserves	244.3	233.5
Income taxes payable	123.5	189.3
Accrued business taxes	211.2	212.7
Total accrued liabilities	$2,194.7	$2,145.1
Store Operating Expenses

	Year Ended
	Sep 29, 2024	Oct 1, 2023	Oct 2, 2022
Wages and benefits	$8,828.6	$8,733.4	$8,157.7
Occupancy costs	3,050.6	2,871.0	2,674.1
Other expenses	3,407.3	3,115.9	2,730.0
Total store operating expenses	$15,286.5	$14,720.3	$13,561.8

Note 8:    Other Intangible Assets and Goodwill
Indefinite-Lived Intangible Assets

(in millions)	Sep 29, 2024	Oct 1, 2023
Trade names, trademarks, and patents	$79.5	$79.4
Finite-Lived Intangible Assets

	Sep 29, 2024			Oct 1, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and reacquired rights	$995.5	$(995.5)	$—	$957.6	$(957.6)	$—
Acquired trade secrets and processes	27.6	(27.6)	—	27.6	(27.6)	—
Trade names, trademarks, and patents	130.4	(110.0)	20.4	131.0	(91.9)	39.1
Licensing agreements	13.4	(12.4)	1.0	13.0	(11.0)	2.0
Other finite-lived intangible assets	20.9	(20.9)	—	20.1	(20.1)	—
Total finite-lived intangible assets	$1,187.8	$(1,166.4)	$21.4	$1,149.3	$(1,108.2)	$41.1
Amortization expense for finite-lived intangible assets was $20.4 million, $21.5 million, and $192.7 million during fiscal 2024, 2023, and 2022, respectively.
Estimated future amortization expense as of September 29, 2024 (in millions):

Fiscal Year Ending
2025	$14.0
2026	2.1
2027	1.8
2028	1.2
2029	0.8
Thereafter	1.5
Total estimated future amortization expense	$21.4
Goodwill
Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	North America	International	Channel Development	Corporate and Other	Total
Goodwill balance at October 2, 2022	$491.1	$2,756.7	$34.7	$1.0	$3,283.5
Other (1)	0.4	(65.6)	—	—	(65.2)
Goodwill balance at October 1, 2023	$491.5	$2,691.1	$34.7	$1.0	$3,218.3
Other (1)	—	97.4	—	—	97.4
Goodwill balance at September 29, 2024	$491.5	$2,788.5	$34.7	$1.0	$3,315.7
(1)“Other” consists of changes in the goodwill balance resulting from foreign currency translation.
During the fiscal year ended September 29, 2024, we completed our annual goodwill impairment analysis. The results of our analysis indicated significant excess fair values over carrying values across the different reporting units, and therefore no goodwill impairment was recorded.
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
The 2021 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of September 29, 2024, we were in compliance with all applicable covenants. No amounts were outstanding under our 2021 credit facility as of September 29, 2024, or October 1, 2023.
Short-term Debt
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our 2021 credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures, and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock, and share repurchases. As of September 29, 2024, and October 1, 2023, we had no borrowings outstanding under the program.
Additionally, we hold the following Japanese yen-denominated credit facilities that are available for working capital needs and capital expenditures within our Japanese market:
•A ¥5.0 billion, or $34.5 million, credit facility is currently set to mature on December 30, 2024. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on Tokyo Interbank Offered Rate (“TIBOR”) plus an applicable margin of 0.400%.
•A ¥10.0 billion, or $69.1 million, credit facility is currently set to mature on March 27, 2025. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.300%.
As of September 29, 2024, we had no borrowings outstanding under these credit facilities. As of October 1, 2023, we had ¥5.0 billion, or $33.5 million, of borrowings outstanding under these credit facilities.

Long-term Debt
Components of long-term debt including the associated interest rates and related estimated fair values by calendar maturity (in millions, except interest rates):

	Sep 29, 2024		Oct 1, 2023		Stated Interest Rate	Effective Interest Rate (1)
Issuance	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
October 2023 notes(2)	$—	$—	$750.0	$749.9	3.850%	2.859%
February 2024 notes(3)	—	—	500.0	504.2	5.848%	6.079%
March 2024 notes(4)	—	—	569.3	569.3	0.372%	0.462%
August 2025 notes	1,250.0	1,243.4	1,250.0	1,210.5	3.800%	3.721%
February 2026 notes	1,000.0	1,008.3	1,000.0	985.5	4.750%	4.788%
June 2026 notes	500.0	486.8	500.0	463.5	2.450%	2.511%
February 2027 notes	1,000.0	1,017.8	—	—	4.850%	4.958%
March 2027 notes	500.0	477.1	500.0	446.1	2.000%	2.058%
March 2028 notes	600.0	590.3	600.0	554.7	3.500%	3.529%
November 2028 notes	750.0	748.4	750.0	704.5	4.000%	3.958%
August 2029 notes(2)	1,000.0	977.3	1,000.0	904.1	3.550%	3.840%
March 2030 notes	750.0	679.0	750.0	615.1	2.250%	3.084%
November 2030 notes	1,250.0	1,135.4	1,250.0	1,027.1	2.550%	2.582%
February 2031 notes	500.0	520.8	—	—	4.900%	5.046%
February 2032 notes	1,000.0	912.0	1,000.0	828.0	3.000%	3.155%
February 2033 notes	500.0	513.1	500.0	470.7	4.800%	3.798%
February 2034 notes	500.0	515.0	—	—	5.000%	5.127%
June 2045 notes	350.0	308.5	350.0	275.3	4.300%	4.348%
December 2047 notes	500.0	398.8	500.0	354.0	3.750%	3.765%
November 2048 notes	1,000.0	903.4	1,000.0	799.0	4.500%	4.504%
August 2049 notes	1,000.0	889.0	1,000.0	792.7	4.450%	4.447%
March 2050 notes	500.0	367.9	500.0	328.6	3.350%	3.362%
November 2050 notes	1,250.0	954.4	1,250.0	843.4	3.500%	3.528%
Total	15,700.0	14,646.7	15,519.3	13,426.2
Aggregate debt issuance costs and unamortized premium/(discount), net	(113.8)		(113.1)
Hedge accounting fair value adjustment(2)	(17.8)		(40.0)
Total	$15,568.4		$15,366.2
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
(3)Floating rate notes, which bear interest at a rate equal to Compounded SOFR (as defined in the February 2024 notes) plus 0.420%, resulting in a stated interest rate of 5.848% at maturity on February 14, 2024.
(4)Japanese yen-denominated long-term debt.

The following table summarizes our long-term debt maturities as of September 29, 2024, by fiscal year (in millions):

Fiscal Year	Total
2025	$1,250.0
2026	1,500.0
2027	1,500.0
2028	600.0
2029	1,750.0
Thereafter	9,100.0
Total	$15,700.0
Note 10:    Leases
The components of lease costs (in millions):

	Year Ended
	Sep 29, 2024	Oct 1, 2023	Oct 2, 2022
Operating lease costs(1)	$1,723.5	$1,601.0	$1,554.8
Variable lease costs	1,130.7	1,050.3	939.1
Short-term lease costs	26.8	28.0	28.1
Total lease costs	$2,881.0	$2,679.3	$2,522.0
(1)Includes immaterial amounts of sublease income and rent concessions.
The following table includes supplemental information (in millions):

	Year Ended
	Sep 29, 2024	Oct 1, 2023	Oct 2, 2022
Cash paid related to operating lease liabilities	$1,672.5	$1,657.2	$1,647.3
Operating lease liabilities arising from obtaining ROU assets	2,263.9	1,893.4	1,639.4

	Sep 29, 2024	Oct 1, 2023	Oct 2, 2022
Weighted-average remaining operating lease term	8.6 years	8.5 years	8.5 years
Weighted-average operating lease discount rate	3.4%	3.1%	2.6%
Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued liabilities and other long-term liabilities on the consolidated balance sheet. These balances were not material as of September 29, 2024, and October 1, 2023. Finance lease costs were also immaterial for the fiscal years ending September 29, 2024, October 1, 2023, and October 2, 2022.
Minimum future maturities of operating lease liabilities (in millions):

Fiscal Year	Total
2025	$1,808.5
2026	1,692.1
2027	1,510.1
2028	1,308.1
2029	1,125.0
Thereafter	4,498.5
Total lease payments	11,942.3
Less imputed interest	(1,707.6)
Total	$10,234.7
As of September 29, 2024, we have entered into operating leases that have not yet commenced of $1.6 billion, primarily related to real estate leases. These leases will commence between fiscal year 2025 and fiscal year 2028 with lease terms of 5 years to 20 years.

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
As of September 29, 2024, the current and long-term deferred revenue related to the Nestlé up-front payment was $177.0 million and $5.8 billion, respectively. As of October 1, 2023, the current and long-term deferred revenue related to the Nestlé up-front payment was $177.0 million and $6.0 billion, respectively. During each of the fiscal years ended September 29, 2024, October 1, 2023, and October 2, 2022, we recognized $176.5 million of prepaid royalty revenue related to Nestlé.
Changes in our deferred revenue balance related to our stored value cards and loyalty program (in millions):

Fiscal Year Ended September 29, 2024	Total
Stored value cards and loyalty program at October 1, 2023	$1,567.5
Revenue deferred - card activations, card reloads and Stars earned	15,807.1
Revenue recognized - card and Stars redemptions and breakage	(15,665.1)
Other(1)	9.2
Stored value cards and loyalty program at September 29, 2024(2)	$1,718.7

Fiscal Year Ended October 1, 2023	Total
Stored value cards and loyalty program at October 2, 2022	$1,503.0
Revenue deferred - card activations, card reloads and Stars earned	14,922.1
Revenue recognized - card and Stars redemptions and breakage	(14,853.0)
Other(1)	(4.6)
Stored value cards and loyalty program at October 1, 2023(2)	$1,567.5
(1)“Other” primarily consists of changes in the stored value cards and loyalty program balances resulting from foreign currency translation.
(2)As of September 29, 2024, approximately $1.6 billion of this amount was current. As of October 1, 2023, approximately $1.5 billion of this amount was current.
Note 12:    Equity
In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, we have authorized 7.5 million shares of preferred stock, none of which was outstanding at September 29, 2024.
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
During the fiscal year ended September 29, 2024, we repurchased 12.8 million shares of common stock for $1.3 billion on the open market.
As of September 29, 2024, 29.8 million shares remained available for repurchase under current authorizations.
During the fourth quarter of fiscal 2024, our Board declared a quarterly cash dividend to shareholders of $0.61 per share to be paid on November 29, 2024, to shareholders of record as of the close of business on November 15, 2024.
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
Changes in AOCI by component for the fiscal years ended September 29, 2024, October 1, 2023, and October 2, 2022, net of tax, are as follows:

(in millions)	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
September 29, 2024
Net gains/(losses) in AOCI, beginning of period	$(12.3)	$(47.5)	$243.3	$(961.7)	$(778.2)
Net gains/(losses) recognized in OCI before reclassifications	9.1	89.8	41.6	216.7	357.2
Net (gains)/losses reclassified from AOCI to earnings	0.9	28.2	(37.2)	(0.1)	(8.2)
Other comprehensive income/(loss) attributable to Starbucks	10.0	118.0	4.4	216.6	349.0
Other comprehensive income/(loss) attributable to NCI	—	—	—	0.4	0.4
Net gains/(losses) in AOCI, end of period	$(2.3)	$70.5	$247.7	$(744.7)	$(428.8)

(in millions)	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
October 1, 2023
Net gains/(losses) in AOCI, beginning of period	$(15.5)	$199.0	$209.1	$(855.8)	$(463.2)
Net gains/(losses) recognized in OCI before reclassifications	2.5	(132.2)	54.7	(106.5)	(181.5)
Net (gains)/losses reclassified from AOCI to earnings	0.7	(114.3)	(20.5)	1.3	(132.8)
Other comprehensive income/(loss) attributable to Starbucks	3.2	(246.5)	34.2	(105.2)	(314.3)
Other comprehensive income/(loss) attributable to NCI	—	—	—	(0.7)	(0.7)
Net gains/(losses) in AOCI, end of period	$(12.3)	$(47.5)	$243.3	$(961.7)	$(778.2)

(in millions)	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
October 2, 2022
Net gains/(losses) in AOCI, beginning of period	$1.5	$158.3	$48.6	$(61.2)	$147.2
Net gains/(losses) recognized in OCI before reclassifications	(17.2)	206.7	171.1	(794.7)	(434.1)
Net (gains)/losses reclassified from AOCI to earnings	0.2	(166.0)	(10.6)	0.1	(176.3)
Other comprehensive income/(loss) attributable to Starbucks	(17.0)	40.7	160.5	(794.6)	(610.4)
Net gains/(losses) in AOCI, end of period	$(15.5)	$199.0	$209.1	$(855.8)	$(463.2)

Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):

AOCI Components	Amounts Reclassified from AOCI			Affected Line Item in the Statements of Earnings
	Year Ended
	Sep 29, 2024	Oct 1, 2023	Oct 2, 2022
Gains/(losses) on available-for-sale securities	$(1.2)	$(0.7)	$(0.4)	Interest income and other, net
Gains/(losses) on cash flow hedges	(29.3)	133.5	196.6	Please refer to Note 3, Derivative Financial Instruments, for additional information.
Gains/(losses) on net investment hedges	49.6	27.4	14.3	Interest expense
Other (1)	0.1	(1.3)	—	Interest income and other, net
	19.2	158.9	210.5	Total before tax
	(11.0)	(26.1)	(34.2)	Tax (expense)/benefit
	$8.2	$132.8	$176.3	Net of tax
(1)     Release of cumulative translation adjustments and other activities to earnings upon sale, liquidation, or dissolution of foreign businesses.
Note 13:    Employee Stock and Benefit Plans
We maintain several equity incentive plans under which we may grant non-qualified stock options, incentive stock options, restricted stock, RSUs, or stock appreciation rights to employees, non-employee directors, and consultants. We issue new shares of common stock upon exercise of stock options and the vesting of RSUs. We also have an employee stock purchase plan (“ESPP”).
As of September 29, 2024, there were 83.2 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 9.7 million shares available for issuance under our ESPP.
Stock-based compensation expense recognized in the consolidated financial statements (in millions):

Fiscal Year Ended	Sep 29, 2024	Oct 1, 2023	Oct 2, 2022
RSUs	$308.3	$302.6	$271.8
Options	—	0.1	(0.2)
Total stock-based compensation expense recognized in the consolidated statements of earnings	$308.3	$302.7	$271.6
Total related tax benefit	$57.0	$50.9	$45.9
Total capitalized stock-based compensation included in net property, plant and equipment on the consolidated balance sheets	$3.6	$3.7	$3.9
RSUs
We have both time-vested and performance-based RSUs. Time-vested RSUs are awarded to eligible employees and entitle the grantee to receive shares of common stock at the end of a vesting period, subject to the employee’s continuing employment. The time-vested RSUs generally vest in either two or four equal annual installments beginning a year from the grant date. Our performance-based RSUs are awarded to eligible employees and entitle the grantee to receive shares of common stock if we achieve specified performance goals during the performance period and the grantee remains employed through the vesting period.

RSU transactions for the fiscal year ended September 29, 2024 (in millions, except per share and contractual life amounts):

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Nonvested, October 1, 2023	7.3	$99.56	1.0	$670
Granted	5.4	103.82
Vested	(3.1)	100.02
Forfeited/canceled	(0.9)	101.65
Nonvested, September 29, 2024	8.7	102.91	1.2	844
As of September 29, 2024, total unrecognized stock-based compensation expense related to nonvested RSUs, net of estimated forfeitures, was approximately $255 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.3 years. The total fair value of RSUs vested was $314 million, $292 million, and $298 million during fiscal 2024, 2023, and 2022, respectively. For fiscal 2023 and 2022, the weighted average fair value per RSU granted was $97.66 and $107.71, respectively.
Stock Options
We may provide stock options as a form of employee compensation, which are primarily time-vested. Stock options have not been broadly used as part of our compensation strategy in recent years. The majority of time-vested options become exercisable in four equal installments beginning a year from the grant date and generally expire 10 years from the grant date. Options granted to non-employee directors generally vest immediately or one year from grant. All outstanding stock options are non-qualified stock options. No stock options were granted during the fiscal years ended September 29, 2024, October 1, 2023, and October 2, 2022.
Stock option transactions for the fiscal year ended September 29, 2024 (in millions, except per share and contractual life amounts):

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, October 1, 2023	2.0	$55.16	2.3	$72
Granted	—	—
Exercised	(1.1)	52.36
Expired/forfeited	—	56.79
Outstanding, September 29, 2024	0.9	58.45	1.8	36
Exercisable, September 29, 2024	0.9	58.45	1.8	36
Vested, September 29, 2024	0.9	58.45	1.8	36
The aggregate intrinsic value in the table above, which is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, is before applicable income taxes and represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated.
As of September 29, 2024, all options outstanding were vested and exercisable. No options vested during fiscal 2024 and 2023. The total fair value of options vested was $8 million during fiscal 2022. The total intrinsic value of options exercised was $44 million, $98 million, and $57 million during fiscal 2024, 2023, and 2022, respectively.
ESPP
Our ESPP allows eligible employees to contribute up to 10% of their base earnings toward the quarterly purchase of our common stock, subject to an annual maximum dollar amount. The purchase price is 95% of the fair market value of the stock on the last business day of the quarterly offering period. The number of shares issued under our ESPP was 0.6 million in fiscal 2024.
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
Our matching contributions to all U.S. and non-U.S. plans were $194.4 million, $178.1 million, and $156.7 million in fiscal 2024, 2023, and 2022, respectively.
Note 14:    Income Taxes
Components of earnings before income taxes (in millions):

Fiscal Year Ended	Sep 29, 2024	Oct 1, 2023	Oct 2, 2022
United States	$4,087.6	$4,488.6	$3,484.9
Foreign	882.0	913.3	747.0
Total earnings before income taxes	$4,969.6	$5,401.9	$4,231.9
Provision/(benefit) for income taxes (in millions):

Fiscal Year Ended	Sep 29, 2024	Oct 1, 2023	Oct 2, 2022
Current taxes:
U.S. federal	$681.2	$678.2	$477.6
U.S. state and local	210.9	235.9	164.0
Foreign	328.8	422.4	283.8
Total current taxes	1,220.9	1,336.5	925.4
Deferred taxes:
U.S. federal	10.7	117.0	92.6
U.S. state and local	(0.7)	(0.8)	10.5
Foreign	(23.6)	(175.5)	(80.0)
Total deferred taxes	(13.6)	(59.3)	23.1
Total income tax expense	$1,207.3	$1,277.2	$948.5
Reconciliation of the statutory U.S. federal income tax rate with our effective income tax rate:

Fiscal Year Ended	Sep 29, 2024	Oct 1, 2023	Oct 2, 2022
Statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	3.3	3.4	3.3
Foreign rate differential	0.3	0.4	0.3
Other, net	(0.3)	(1.2)	(2.2)
Effective tax rate	24.3%	23.6%	22.4%
As of September 29, 2024, in certain foreign subsidiaries in which we are partially indefinitely reinvested, the gross taxable temporary difference between the accounting basis and tax basis was approximately $2.6 billion for which there could be up to approximately $260 million of unrecognized tax liability.

Tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities (in millions):

	Sep 29, 2024	Oct 1, 2023
Deferred tax assets:
Operating lease liabilities	$2,595.1	$2,395.3
Stored value card liability and deferred revenue	1,612.5	1,638.1
Intangible assets and goodwill	372.6	313.4
Other	692.2	642.3
Total	5,272.4	4,989.1
Valuation allowance	(194.5)	(148.6)
Total deferred tax asset, net of valuation allowance	5,077.9	4,840.5
Deferred tax liabilities:
Operating lease, right-of-use assets	(2,483.7)	(2,291.8)
Property, plant and equipment	(580.8)	(525.4)
Other	(267.8)	(268.1)
Total	(3,332.3)	(3,085.3)
Net deferred tax asset (liability)	$1,745.6	$1,755.2
Reported as:
Deferred income tax assets	$1,766.7	$1,769.8
Deferred income tax liabilities (included in Other long-term liabilities)	(21.1)	(14.6)
Net deferred tax asset (liability)	$1,745.6	$1,755.2
The valuation allowances as of September 29, 2024, and October 1, 2023, were primarily related to net operating losses and other deferred tax assets of consolidated foreign subsidiaries.
As of September 29, 2024, we had federal net operating loss carryforwards of $76.8 million, which have an indefinite carryforward period, federal tax credit carryforwards of $69.0 million, which will begin to expire in fiscal 2030, and foreign net operating loss carryforwards of $434.8 million, of which $101.2 million have an indefinite carryforward period and the remainder will begin to expire in fiscal 2025.
Uncertain Tax Positions
As of September 29, 2024, we had $108.0 million of gross unrecognized tax benefits, of which $72.1 million, if recognized, would affect our effective tax rate. We recognized expense of $8.8 million, $5.7 million, and $2.3 million of interest and penalties in income tax expense, prior to the benefit of the federal tax deduction, for fiscal 2024, 2023, and 2022, respectively. As of September 29, 2024, and October 1, 2023, we had accrued interest and penalties of $22.5 million and $15.1 million, respectively, on our consolidated balance sheets.
The following table summarizes the activity related to our unrecognized tax benefits (in millions):

	Sep 29, 2024	Oct 1, 2023	Oct 2, 2022
Beginning balance	$105.0	$89.7	$82.6
Increase related to prior year tax positions	7.9	1.2	0.2
Decrease related to prior year tax positions	(6.4)	(0.4)	(0.7)
Increase related to current year tax positions	10.3	14.5	9.0
Decreases related to settlements with taxing authorities	(8.8)	—	—
Decrease related to lapsing of statute of limitations	—	—	(1.4)
Ending balance	$108.0	$105.0	$89.7
We are currently under examination, or may be subject to examination, by various U.S. federal, state, local, and foreign tax jurisdictions for fiscal 2018 through 2023. We are no longer subject to U.S. federal, U.S. state and local, or material foreign market examinations for years prior to fiscal 2018.
It is reasonably possible that up to approximately $58 million of the Company’s gross unrecognized tax benefits may be recognized by the end of fiscal 2025 for reasons such as a lapse of the statute of limitations or resolution of examinations with tax authorities.

Note 15:    Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

Fiscal Year Ended	Sep 29, 2024	Oct 1, 2023	Oct 2, 2022
Net earnings attributable to Starbucks	$3,760.9	$4,124.5	$3,281.6
Weighted average common shares outstanding (for basic calculation)	1,133.8	1,146.8	1,153.3
Dilutive effect of outstanding common stock options and RSUs	3.5	4.5	5.2
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,137.3	1,151.3	1,158.5
EPS — basic	$3.32	$3.60	$2.85
EPS — diluted	$3.31	$3.58	$2.83
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
North America and International operations sell coffee and other beverages, complementary food, packaged coffees, single-serve coffee products, and a focused selection of merchandise through company-operated stores and licensed stores. Our North America segment is our most mature business and has achieved significant scale.
Channel Development revenues include packaged coffee, tea, foodservice products, and ready-to-drink beverage sales to customers outside of our company-operated and licensed stores. Most of our Channel Development revenues are from product sales to, and royalty revenues from, Nestlé through the Global Coffee Alliance.
Consolidated revenue mix by product type (in millions):

Fiscal Year Ended	Sep 29, 2024		Oct 1, 2023		Oct 2, 2022
Beverage(1)	$21,883.9	60%	$21,684.8	60%	$19,555.3	61%
Food(2)	6,749.2	19%	6,585.1	18%	5,804.2	18%
Other(3)	7,543.1	21%	7,705.7	22%	6,890.8	21%
Total	$36,176.2	100%	$35,975.6	100%	$32,250.3	100%
(1)     “Beverage” represents sales within our company-operated stores.
(2)     “Food” includes sales within our company-operated stores.
(3)     “Other” primarily consists of packaged and single-serve coffees and teas, royalty and licensing revenues, beverage-related ingredients, and serveware, among other items.

Information by geographic area (in millions):

Fiscal Year Ended	Sep 29, 2024	Oct 1, 2023	Oct 2, 2022
Net revenues(1):
United States	$26,707.4	$26,398.3	$23,365.6
China	3,008.2	3,081.5	3,008.3
Other countries	6,460.6	6,495.8	5,876.4
Total	$36,176.2	$35,975.6	$32,250.3

		Sep 29, 2024	Oct 1, 2023
Long-lived assets:
United States		$15,878.4	$14,011.4
China		4,514.2	4,244.9
Other countries		4,099.3	3,885.8
Total		$24,491.9	$22,142.1
(1)Includes Channel Development segment and other net revenues.
No customer accounts for 10% or more of our revenues. Revenues are shown based on the geographic location of our customers. Revenues from countries other than the U.S. and China consist primarily of revenues from Japan, Canada, and the U.K., which together account for approximately 72% of net revenues from other countries for fiscal 2024.
Management evaluates the performance of its operating segments based on net revenues and operating income. The accounting policies of the operating segments are the same as those described in Note 1, Summary of Significant Accounting Policies and Estimates.
Operating income represents earnings before other income and expenses and income taxes. The identifiable assets by segment disclosed in this note are those assets specifically identifiable within each segment and include cash and cash equivalents, ROU assets, net property, plant and equipment, equity method and other equity investments, goodwill, and other intangible assets. Assets not attributed to reportable operating segments are corporate assets and are primarily comprised of cash and cash equivalents available for general corporate purposes, investments, assets of the corporate headquarters and roasting facilities, inventory, and deferred tax assets.

The financial information below is presented for our reportable operating segments and Corporate and Other for the fiscal years ended September 29, 2024, October 1, 2023, and October 2, 2022, and as of September 29, 2024, and October 1, 2023.

(in millions)	North America	International	Channel Development	Corporate and Other	Total
Fiscal 2024
Total net revenues	$27,009.5	$7,338.9	$1,769.8	$58.0	$36,176.2
Depreciation and amortization expenses	1,052.4	338.3	—	121.9	1,512.6
Income from equity investees	—	3.6	297.6	—	301.2
Operating income/(loss)	$5,355.3	$1,045.7	$925.9	$(1,918.1)	$5,408.8

Fiscal 2023
Total net revenues	$26,569.6	$7,487.6	$1,893.8	$24.6	$35,975.6
Depreciation and amortization expenses	910.1	335.1	0.1	117.3	1,362.6
Income from equity investees	—	2.7	295.7	—	298.4
Operating income/(loss)	$5,495.7	$1,230.9	$967.6	$(1,823.4)	$5,870.8

Fiscal 2022
Total net revenues	$23,370.8	$6,940.1	$1,843.6	$95.8	$32,250.3
Depreciation and amortization expenses	808.4	513.0	0.1	126.4	1,447.9
Income from equity investees	—	2.3	231.8	—	234.1
Operating income/(loss)	$4,486.5	$833.2	$817.3	$(1,519.2)	$4,617.8

(in millions)	North America	International	Channel Development	Corporate and Other	Total
Total assets at September 29, 2024	$12,737.0	$8,464.5	$148.6	$9,989.2	$31,339.3
Total assets at October 1, 2023	10,869.1	8,045.3	188.8	10,342.3	29,445.5

Note 18:    Subsequent Event
On October 14, 2024, we acquired 23.5 Degrees, a U.K. licensed business partner, to expand our portfolio of company-operated stores and enhance the coffeehouse experience for customers. The acquisition will convert 113 licensed stores to company-operated stores within our International operating segment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Starbucks Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Starbucks Corporation and subsidiaries (the “Company”) as of September 29, 2024, and October 1, 2023, the related consolidated statements of earnings, comprehensive income, equity, and cash flows, for each of the three years in the period ended September 29, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 2024, and October 1, 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 29, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 29, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 20, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Goodwill Impairment Assessments for China Reporting Unit – Refer to Note 8 to the financial statements
Critical Audit Matter Description
The Company’s goodwill for its China reporting unit within the international segment is tested annually for impairment during the third quarter of each year, and more frequently if events and circumstances indicate that the assets might be impaired. The Company’s evaluation of goodwill for impairment involves comparing the estimated fair value of a reporting unit to its carrying value. The estimated fair value of a reporting unit is determined using both income and market approaches, combined with an equal weighting.
The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue and cash flow projections, and discount rates. The market approach is based on comparable company multiples (revenue and “EBITDA,” which stands for earnings before interest, income taxes, depreciation, and amortization) and requires an estimate of multiples derived from comparable publicly traded companies to the reporting unit. Changes in these estimates and assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, if any, or both.
The goodwill balance was $3,315.7 million as of September 29, 2024, of which $2,788.5 million was allocated to the international segment, inclusive of the China reporting unit. The fair value of the China reporting unit was greater than its carrying value as of the measurement date, and as a result, management did not record an impairment charge related to the reporting unit goodwill.

We identified the goodwill impairment assessment of the China reporting unit as a critical audit matter because of the significant estimates and assumptions management made to determine the fair value. The audit of these estimates and assumptions required a high degree of auditor judgment when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to revenue and cash flow projections, and the selection of significant valuation assumptions such as comparable company revenue and EBITDA multiples and discount rates. The audit also required an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Matter Was Addressed in the Audit
Our audit procedures related to revenue and cash flow projections and the selection of significant valuation assumptions, such as comparable company revenue and EBITDA multiples and discount rates, for the China reporting unit included the following:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including the determination of the fair value of the China reporting unit, such as controls related to management’s forecasts and the selection of the discount rate and market multiples used.
•We inquired of senior executives of the Company to corroborate strategic plans for growth.
•We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
•We performed a sensitivity analysis of the revenue growth rate, EBITDA margin, and discount rates, which included their impact on cash flows.
•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications amongst management and the Board of Directors, (3) inquiry with personnel outside of finance and accounting, and (4) forecasted information included in analyst and industry reports relevant to the China reporting unit.
•With the assistance of our fair value specialists, we evaluated (1) the valuation methodologies used, (2) the comparable company multiples selected by management, and (3) the discount rate used in determining the present value of the expected cash flows.
•We considered the impact of trends in the industry and current macroeconomic factors on management’s forecasts.

/s/ Deloitte & Touche LLP
Seattle, Washington
November 20, 2024
We have served as the Company’s auditor since 1987.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
During the fourth quarter of fiscal 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (September 29, 2024).
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
Report of Management on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use, or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls, and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 29, 2024.
Our internal control over financial reporting as of September 29, 2024, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Starbucks Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Starbucks Corporation and subsidiaries (the “Company”) as of September 29, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 29, 2024, of the Company and our report dated November 20, 2024, expressed an unqualified opinion on those financial statements.
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
November 20, 2024

Item 9B.Other Information
Insider Adoption or Termination of Trading Arrangements:
During the fiscal quarter ended September 29, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration (5)	Other Material Terms	Date Terminated
Sara Kelly, executive vice president, chief partner officer	August 28, 2024	Rule 10b5-1 Trading Arrangement	Up to 4,859 shares to be sold (2) Plus Up to 6,743 shares to be sold (3) Plus Up to 7,500 shares to be sold (4)	August 27, 2025 (6)	N/A	N/A
(1) Except as indicated by footnote, each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the “Rule”).
(2) Ms. Kelly’s trading plan provides for the sale of up to 4,859 shares, which will be issued to Ms. Kelly upon the exercise of a stock option on November 29, 2024, and sold pursuant to an order entered on November 29, 2024, with such sale subject to a limit price of $95 during the applicable good-until-cancelled period for such order, which lasts until August 26, 2025. In the event not all shares are sold under the order described in the prior sentence during the applicable good-until-cancelled period, Ms. Kelly’s trading plan provides for the sale of any remaining shares (up to 4,859 shares), pursuant to an order entered on August 27, 2025, with such sale subject to a limit price of $61.
(3) Ms. Kelly’s trading plan provides for the sale of up to 6,743 shares, which will be issued to Ms. Kelly upon the exercise of a stock option on November 29, 2024, and sold pursuant to an order entered on November 29, 2024, with such sale subject to a limit price of $95 during the applicable good-until-cancelled period for such order, which lasts until August 27, 2025.
(4)    Ms. Kelly’s trading plan provides for the sale of up to 7,500 shares in three tranches at different limit prices, pursuant to an order entered on November 29, 2024. Such sales are subject to limit prices of (i) $95 for 2,500 shares, (ii) $97.50 for 2,500 shares, and (iii) $100 for 2,500 shares, during the applicable good-until-cancelled period for such order, which lasts until August 27, 2025.
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
(6)    The arrangement also provides for automatic expiration in the event of the officer’s death, bankruptcy, or insolvency, notice from the officer or the officer’s agent of termination of the trading arrangement, or a determination by the broker that the trading arrangement has been terminated or that a breach by the officer has occurred or upon the broker’s exercise of its termination rights under the trading arrangement.
Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance
Information regarding our executive officers is set forth in Item 1 of Part I of this Report under the caption “Information about our Executive Officers.”
We adopted a code of ethics that applies to our chief executive officer, chief financial officer, chief accounting officer, controller, and other finance leaders, which is a “code of ethics” as defined by applicable rules of the SEC. This code is publicly available on our website at www.starbucks.com/about-us/corporate-governance. If we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code to our chief executive officer, chief financial officer, chief accounting officer, or controller, we will disclose the nature of the amendment or waiver, its effective date, and to whom it applies on our website at www.starbucks.com/about-us/corporate-governance or in a report on Form 8-K filed electronically with the SEC at www.sec.gov.
The remaining information required by this item is incorporated herein by reference to the sections entitled “Proposal 1 - Election of Directors,” “Stock Ownership - Beneficial Ownership of Common Stock,” “Corporate Governance,” and “Corporate Governance - Audit and Compliance Committee” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 12, 2025 (the “Proxy Statement”).
We will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement in a section entitled “Stock Ownership - Delinquent Section 16(a) Reports,” and such disclosure, if any, is incorporated herein by reference.

Item 11.Executive Compensation
The information required by this item is incorporated by reference to the sections entitled “Executive Compensation,” “Executive Compensation - Executive Compensation Tables,” “Corporate Governance - Compensation of Directors,” and “Corporate Governance - Role of Our Board Committees - Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated by reference to the sections entitled “Stock Ownership - Equity Compensation Plan Information” and “Stock Ownership - Beneficial Ownership of Common Stock” in the Proxy Statement.

Item 13.Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to the section entitled “Affirmative Determinations - Certain Relationships and Related Person Transactions” and “Corporate Governance - Director Independence” in the Proxy Statement.

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

Item 15.Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this 10-K:
1.    Financial Statements
The following financial statements are included in Part II, Item 8 of this 10-K:
•Consolidated Statements of Earnings for the fiscal years ended September 29, 2024, October 1, 2023, and October 2, 2022;
•Consolidated Statements of Comprehensive Income for the fiscal years ended September 29, 2024, October 1, 2023, and October 2, 2022;
•Consolidated Balance Sheets as of September 29, 2024, and October 1, 2023;
•Consolidated Statements of Cash Flows for the fiscal years ended September 29, 2024, October 1, 2023, and October 2, 2022;
•Consolidated Statements of Equity for the fiscal years ended September 29, 2024, October 1, 2023, and October 2, 2022;
•Notes to Consolidated Financial Statements; and
•Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
2.    Financial Statement Schedules
Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

3.    Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
2.1	Transaction Agreement, dated as of May 6, 2018, by and between Starbucks Corporation and Nestlé S.A.	8-K	000-20322	5/7/2018	2.1
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	000-20322	4/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through March 17, 2021)	8-K	000-20322	3/19/2021	3.1
4.1	Indenture, dated as of September 15, 2016, by and between Starbucks Corporation and U.S. Bank Trust Company, National Association, as trustee (as successor in interest to U.S. Bank National Association)	S-3ASR	333-213645	9/15/2016	4.1
4.2	Second Supplemental Indenture, dated as of November 22, 2017, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (3.750% Senior Notes due 2047)	8-K	000-20322	11/22/2017	4.2
4.3	Form of 3.750% Senior Notes due December 1, 2047 (included as B to Exhibit 4.2)	8-K	000-20322	11/22/2017	4.4
4.4	Third Supplemental Indenture, dated as of February 28, 2018, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (3.500% Senior Notes due 2028)	8-K	000-20322	2/28/2018	4.2
4.5	Form of 3.500% Senior Notes due March 1, 2028 (included as Exhibit B to Exhibit 4.4)	8-K	000-20322	2/28/2018	4.4
4.6	Fourth Supplemental Indenture, dated as of August 10, 2018, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (3.800% Senior Notes due 2025, 4.000% Senior Notes due 2028 and 4.500% Senior Notes due 2048)	8-K	000-20322	8/10/2018	4.2
4.7	Form of 3.800% Senior Notes due August 15, 2025 (included as Exhibit A to Exhibit 4.6)	8-K	000-20322	8/10/2018	4.3
4.8	Form of 4.000% Senior Notes due November 15, 2028 (included as Exhibit B to Exhibit 4.6)	8-K	000-20322	8/10/2018	4.4
4.9	Form of 4.500% Senior Notes due November 15, 2048 (included as Exhibit C to Exhibit 4.6)	8-K	000-20322	8/10/2018	4.2
4.10	Fifth Supplemental Indenture, dated as of May 13, 2019, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (3.550% Senior Notes due 2029 and 4.450% Senior Notes due 2049)	8-K	000-20322	5/13/2019	4.2
4.11	Form of 3.550% Senior Notes due August 15, 2029 (included as Exhibit A to Exhibit 4.10)	8-K	000-20322	5/13/2019	4.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.12	Form of 4.450% Senior Notes due August 15, 2049 (included as Exhibit B to Exhibit 4.10)	8-K	000-20322	5/13/2019	4.4
4.13	Sixth Supplemental Indenture, dated as of March 12, 2020, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (2.000% Senior Notes due 2027, 2.250% Senior Notes due 2030 and 3.350% Senior Notes due 2050)	8-K	000-20322	3/12/2020	4.2
4.14	Form of 2.000% Senior Notes due March 12, 2027 (included as Exhibit A to Exhibit 4.13)	8-K	000-20322	3/12/2020	4.3
4.15	Form of 2.250% Senior Notes due March 12, 2030 (included as Exhibit B to Exhibit 4.13)	8-K	000-20322	3/12/2020	4.4
4.16	Form of 3.350% Senior Notes due March 12, 2050 (included as Exhibit C to Exhibit 4.13)	8-K	000-20322	3/12/2020	4.5
4.17	Seventh Supplemental Indenture, dated as of May 7, 2020, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (2.550% Senior Notes due 2030 and 3.500% Senior Notes due 2050)	8-K	000-20322	5/7/2020	4.2
4.18	Form of 2.550% Senior Notes due November 15, 2030 (included as Exhibit B to Exhibit 4.17)	8-K	000-20322	5/7/2020	4.4
4.19	Form of 3.500% Senior Notes due November 15, 2050 (included as Exhibit C to Exhibit 4.17)	8-K	000-20322	5/7/2020	4.5
4.20	Eighth Supplemental Indenture, dated as of February 14, 2022, by and between Starbucks Corporation and U.S. Bank Trust Company, National Association, as trustee and as successor in interest to U.S. Bank National Association (3.000% Senior Notes due 2032)	8-K	000-20322	2/14/2022	4.2
4.21	Form of 3.000% Senior Notes due February 14, 2032 (included as Exhibit B to Exhibit 4.20)	8-K	000-20322	2/14/2022	4.4
4.22	Ninth Supplemental Indenture, dated as of February 16, 2023, by and between Starbucks Corporation and U.S. Bank Trust Company, National Association, as trustee and as successor in interest to U.S. Bank National Association (4.750% Senior Notes due 2026 and 4.800% Senior Notes due 2033)	8-K	000-20322	2/16/2023	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.23	Form of 4.750% Senior Notes due February 15, 2026 (included as Exhibit A to Exhibit 4.22)	8-K	000-20322	2/16/2023	4.3
4.24	Form of 4.800% Senior Notes due February 15, 2033 (included as Exhibit B to Exhibit 4.22)	8-K	000-20322	2/16/2023	4.4
4.25	Tenth Supplemental Indenture, dated as of February 8, 2024, by and between Starbucks Corporation and U.S. Bank Trust Company, National Association, as trustee and successor in interest to U.S. Bank National Association (4.850% Senior Notes due 2027, 4.900% Senior Notes due 2031 and 5.000% Senior Notes due 2034)	8-K	000-20322	2/8/2024	4.2
4.26	Form of 4.850% Senior Notes due February 8, 2027 (included as Exhibit A to Exhibit 4.25)	8-K	000-20322	2/8/2024	4.3
4.27	Form of 4.900% Senior Notes due February 15, 2031 (included as Exhibit B to Exhibit 4.25)	8-K	000-20322	2/8/2024	4.4
4.28	Form of 5.000% Senior Notes due February 15, 2034 (included as Exhibit C to Exhibit 4.25)	8-K	000-20322	2/8/2024	4.5
4.29	Indenture, dated as of August 23, 2007, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee	S-3ASR	333-190955	9/3/2013	4.1
4.30	Fourth Supplemental Indenture, dated as of June 10, 2015, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (4.300% Senior Notes due June 2045)	8-K	000-20322	6/10/2015	4.2
4.31	Form of 4.300% Senior Notes due June 15, 2045 (included as Exhibit B to Exhibit 4.30)	8-K	000-20322	6/10/2015	4.4
4.32	Sixth Supplemental Indenture, dated as of May 16, 2016, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (2.450% Senior Notes due June 2026)	8-K	000-20322	5/16/2016	4.4
4.33	Form of 2.450% Senior Notes due June 15, 2026 (included as Exhibit A to Exhibit 4.32)	8-K	000-20322	5/16/2016	4.5
4.34	Description of Securities	10-K	000-20322	11/15/2019	4.29

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.1*	Starbucks Corporation Employee Stock Purchase Plan — 1995 as amended and restated on April 9, 2015 to reflect adjustments for the 2-for-1 forward stock split effective on such date	10-Q	000-20322	8/1/2017	10.1
10.2*	Starbucks Corporation Executive Management Bonus Plan, as amended and restated on January 12, 2022	8-K	000-20322	1/14/2022	10.1
10.3*	Starbucks Corporation Management Deferred Compensation Plan, as amended and restated effective January 1, 2011	10-Q	000-20322	2/4/2011	10.2
10.4*	Fifth Amendment to Starbucks Corporation Management Deferred Compensation Plan	10-Q	000-20322	7/28/2020	10.1
10.5*	Starbucks Corporation Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective September 11, 2018	10-K	000-20322	11/16/2018	10.5
10.6*	Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective March 16, 2022	10-Q	000-20322	5/3/2022	10.1
10.7*	2005 Key Employee Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective November 15, 2005	10-Q	000-20322	2/10/2006	10.2
10.8*	2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective September 11, 2018	10-K	000-20322	11/16/2018	10.9
10.9*	Form of Global Stock Option Grant Agreement for Purchase of Stock under the Key Employee Sub-Plan to the 2005 Long Term Equity Incentive Plan	10-K	000-20322	11/18/2016	10.14
10.10*	Form of Stock Option Grant Agreement for Purchase of Stock under the 2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	10-Q	000-20322	4/26/2016	10.2
10.11	Credit Agreement, dated September 16, 2021, among Starbucks Corporation, Bank of America, N.A., in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, N.A., Citibank, N.A. and U.S. Bank National Association, as L/C Issuers, and the other Lenders from time to time a party thereto	8-K	000-20322	9/17/2021	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.12	Form of Commercial Paper Dealer Agreement between Starbucks Corporation, as Issuer, and the Dealer	8-K	000-20322	7/29/2016	10.1
10.13*	Form of Global Key Employee Restricted Stock Unit Grant Agreement - No Retirement Vesting (Effective November 2020)	10-K	000-20322	11/12/2020	10.23
10.14*	Form of Global Key Employee Restricted Stock Unit Grant Agreement - Retirement Vesting (Effective November 2020)	10-K	000-20322	11/12/2020	10.24
10.15*	Form of Global Key Employee Stock Option Grant Agreement for Purchase of Stock under the 2005 Long-Term Equity Incentive Plan	10-K	000-20322	11/17/2017	10.25
10.16*	Form of Global Key Employee Restricted Stock Unit Grant Agreement (Performance-Based - Retirement Vesting) (Effective November 2020)	10-K	000-20322	11/12/2020	10.29
10.17*	Offer Letter dated September 1, 2022 between Starbucks Corporation and Laxman Narasimhan	8-K	000-20322	9/1/2022	10.1
10.18*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Promotion - Time-Based -No Retirement Vesting) (Effective August 2022)	10-K	000-20322	11/18/2022	10.23
10.19*	Starbucks Corporation Key Employee Restricted Stock Unit Grant Agreement (New Hire - Time-Based - No Retirement Vesting) (Effective August 2022)	10-K	000-20322	11/18/2022	10.24
10.20*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Annual - Time-Based - Retirement Vesting) (Effective August 2022)	10-K	000-20322	11/18/2022	10.25
10.21*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Annual - Performance Based - Retirement Vesting) (Effective August 2022)	10-K	000-20322	11/18/2022	10.26
10.22*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Executive Advisor - Time-Based) (Effective August 2022)	10-K	000-20322	11/18/2022	10.27
10.25*	Retirement Agreement, dated June 1, 2018, by and between Starbucks Corporation and Howard Schultz	8-K	000-20322	6/5/2018	10.1
10.26*	Amendment Agreement, dated September 12, 2023, by and between Starbucks Corporation and Howard Schultz	10-K	000-20322	11/17/2023	10.26
10.27*	Starbucks Corporation Executive Severance and Change in Control Plan effective August 31, 2022 and amended on March 22, 2023	8-K	000-20322	3/28/2023	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.28	Amendment No. 1 to Credit Agreement dated April 17, 2023, among Starbucks Corporation and Bank of America, N.A. in its capacity as administrative agent for the Lenders and each of the Lenders party thereto	8-K	000-20322	4/21/2023	10.1
10.29*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Performance-Based) (Effective November 2023)	10-K	000-20322	11/17/2023	10.29
10.30*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Time-Based) (Effective November 2023)	10-K	000-20322	11/17/2023	10.30
10.31*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Promotion and New Hire) (Effective November 2023)	10-K	000-20322	11/17/2023	10.31
10.32*	Offer Letter, dated August 11, 2024, by and between Starbucks Corporation and Brian R. Niccol	8-K	000-20322	8/14/2024	10.1
10.33*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Performance-Based) (Effective November 2024)	—	—	—	—	X
10.34*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Time-Based) (Effective November 2024)	—	—	—	—	X
10.35*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Promotion) (Effective November 2024)	—	—	—	—	X
19.1	Starbucks Corporation Insider Trading Policy	—	—	—	—	X
21	Subsidiaries of Starbucks Corporation	—	—	—	—	X
23	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—
97	Starbucks Corporation Recovery of Incentive Compensation Policy	10-K	000-20322	11/17/2023	97

101	The following financial statements from the Company’s 10-K for the fiscal year ended September 29, 2024, formatted in iXBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements	—	—	—	—	X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*    Denotes a management contract or compensatory plan or arrangement.
**    Furnished herewith.

Item 16.Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARBUCKS CORPORATION

By:	/s/ Brian R. Niccol
Brian R. Niccol chairman and chief executive officer

November 20, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of November 20, 2024.

	Signature	Title

By:	/s/ Brian R. Niccol	chairman and chief executive officer (principal executive officer)
Brian R. Niccol

By:	/s/ Rachel Ruggeri	executive vice president, chief financial officer (principal financial officer and principal accounting officer)
Rachel Ruggeri

By:	/s/ Richard E. Allison, Jr.	director
Richard E. Allison, Jr.

By:	/s/ Andrew Campion	director
Andrew Campion

By:	/s/ Beth Ford	director
Beth Ford

By:	/s/ Mellody Hobson	director
Mellody Hobson

By:	/s/ Jørgen Vig Knudstorp	director
Jørgen Vig Knudstorp

By:	/s/ Neal Mohan	director
Neal Mohan

By:	/s/ Daniel Servitje	director
Daniel Servitje

By:	/s/ Mike Sievert	director
Mike Sievert

By:	/s/ Wei Zhang	director
Wei Zhang