Form 10-Q
period 2024-12-29
STARBUCKS CORP
filed 2025-01-28
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 29, 2024
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

Shares Outstanding as of January 22, 2025
1,135.9 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended December 29, 2024

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data, unaudited)

	Quarter Ended
	Dec 29, 2024	Dec 31, 2023
Net revenues:
Company-operated stores	$7,785.3	$7,755.2
Licensed stores	1,135.7	1,192.1
Other	476.8	478.0
Total net revenues	9,397.8	9,425.3
Product and distribution costs	2,893.7	2,980.6
Store operating expenses	4,203.0	3,851.5
Other operating expenses	152.5	150.4
Depreciation and amortization expenses	407.6	365.3
General and administrative expenses	665.8	648.0
Total operating expenses	8,322.6	7,995.8
Income from equity investees	46.5	55.9
Operating income	1,121.7	1,485.4
Interest income and other, net	27.8	33.8
Interest expense	(127.2)	(140.1)
Earnings before income taxes	1,022.3	1,379.1
Income tax expense	241.4	354.7
Net earnings including noncontrolling interests	780.9	1,024.4
Net earnings attributable to noncontrolling interests	0.1	0.0
Net earnings attributable to Starbucks	$780.8	$1,024.4
Earnings per share - basic	$0.69	$0.90
Earnings per share - diluted	$0.69	$0.90
Weighted average shares outstanding:
Basic	1,134.7	1,136.6
Diluted	1,138.4	1,140.6

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended
	Dec 29, 2024	Dec 31, 2023
Net earnings including noncontrolling interests	$780.9	$1,024.4
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale debt securities	(2.1)	5.6
Tax (expense)/benefit	0.5	(1.4)
Unrealized gains/(losses) on cash flow hedging instruments	69.6	35.4
Tax (expense)/benefit	(18.1)	(1.8)
Unrealized gains/(losses) on net investment hedging instruments	207.5	(25.2)
Tax (expense)/benefit	(52.4)	6.3
Translation adjustment and other	(311.5)	183.1
Tax (expense)/benefit	—	(4.7)
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale securities, hedging instruments, translation adjustment, and other	(66.9)	24.9
Tax expense/(benefit)	18.6	(1.8)
Other comprehensive income/(loss)	(154.8)	220.4
Comprehensive income including noncontrolling interests	626.1	1,244.8
Comprehensive income/(loss) attributable to noncontrolling interests	(0.2)	0.2
Comprehensive income attributable to Starbucks	$626.3	$1,244.6

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data, unaudited)

	Dec 29, 2024	Sep 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,671.4	$3,286.2
Short-term investments	285.8	257.0
Accounts receivable, net	1,241.5	1,213.8
Inventories	1,731.6	1,777.3
Prepaid expenses and other current assets	354.4	313.1
Total current assets	7,284.7	6,847.4
Long-term investments	227.3	276.0
Equity investments	449.3	463.9
Property, plant and equipment, net	8,683.5	8,665.5
Operating lease, right-of-use asset	9,358.1	9,286.2
Deferred income taxes, net	1,723.0	1,766.7
Other long-term assets	708.8	617.0
Other intangible assets	170.5	100.9
Goodwill	3,287.9	3,315.7
TOTAL ASSETS	$31,893.1	$31,339.3
LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$1,777.7	$1,595.5
Accrued liabilities	2,211.8	2,194.7
Accrued payroll and benefits	780.0	786.6
Current portion of operating lease liability	1,453.3	1,463.1
Stored value card liability and current portion of deferred revenue	2,253.3	1,781.2
Current portion of long-term debt	1,249.2	1,248.9
Total current liabilities	9,725.3	9,070.0
Long-term debt	14,312.2	14,319.5
Operating lease liability	8,856.8	8,771.6
Deferred revenue	5,941.1	5,963.6
Other long-term liabilities	522.3	656.2
Total liabilities	39,357.7	38,780.9
Shareholders’ deficit:
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,135.8 and 1,133.5 shares, respectively	1.1	1.1
Additional paid-in capital	367.2	322.6
Retained deficit	(7,256.4)	(7,343.8)
Accumulated other comprehensive income/(loss)	(583.6)	(428.8)
Total shareholders’ deficit	(7,471.7)	(7,448.9)
Noncontrolling interests	7.1	7.3
Total deficit	(7,464.6)	(7,441.6)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)	$31,893.1	$31,339.3

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Quarter Ended
	Dec 29, 2024	Dec 31, 2023
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$780.9	$1,024.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	432.2	384.4
Deferred income taxes, net	(14.9)	26.1
Income earned from equity method investees, net	(53.1)	(59.0)
Distributions received from equity method investees	81.9	105.2
Stock-based compensation	100.6	94.8
Non-cash lease costs	493.7	278.0
Loss on retirement and impairment of assets	40.9	28.3
Other	(7.0)	17.8
Cash provided by/(used in) changes in operating assets and liabilities:
Accounts receivable	(75.8)	42.3
Inventories	25.1	174.3
Income taxes payable	104.9	189.6
Accounts payable	230.2	(95.8)
Deferred revenue	480.9	508.5
Operating lease liability	(510.2)	(290.5)
Other operating assets and liabilities	(38.3)	(44.5)
Net cash provided by operating activities	2,072.0	2,383.9
INVESTING ACTIVITIES:
Purchases of investments	(66.3)	(217.1)
Maturities and calls of investments	87.6	253.5
Additions to property, plant and equipment	(692.9)	(595.9)
Acquisitions, net of cash acquired	(177.1)	—
Other	(6.5)	(9.3)
Net cash used in investing activities	(855.2)	(568.8)
FINANCING ACTIVITIES:
Net (payments)/proceeds from issuance of commercial paper	—	300.0
Net proceeds from issuance of short-term debt	—	49.1
Repayments of short-term debt	(5.4)	(33.8)
Repayments of long-term debt	—	(750.0)
Proceeds from issuance of common stock	17.1	32.3
Cash dividends paid	(691.9)	(648.1)
Repurchase of common stock	—	(1,266.7)
Minimum tax withholdings on share-based awards	(74.6)	(92.1)
Net cash used in financing activities	(754.8)	(2,409.3)
Effect of exchange rate changes on cash and cash equivalents	(76.8)	43.1
Net increase/(decrease) in cash and cash equivalents	385.2	(551.1)
CASH AND CASH EQUIVALENTS:
Beginning of period	3,286.2	3,551.5
End of period	$3,671.4	$3,000.4
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$98.3	$120.1
Income taxes	$121.4	$143.0

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
For the Quarter Ended December 29, 2024 and December 31, 2023
(in millions, except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, September 29, 2024	1,133.5	$1.1	$322.6	$(7,343.8)	$(428.8)	$(7,448.9)	$7.3	$(7,441.6)
Net earnings	—	—	—	780.8	—	780.8	0.1	780.9
Other comprehensive loss	—	—	—	—	(154.5)	(154.5)	(0.3)	(154.8)
Stock-based compensation expense	—	—	102.1	—	—	102.1	—	102.1
Exercise of stock options/vesting of RSUs	2.1	—	(70.7)	—	—	(70.7)	—	(70.7)
Sale of common stock	0.2	—	13.2	—	—	13.2	—	13.2
Cash dividends declared, $0.61 per share	—	—	—	(693.4)	—	(693.4)	—	(693.4)
Other	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Balance, December 29, 2024	1,135.8	$1.1	$367.2	$(7,256.4)	$(583.6)	$(7,471.7)	$7.1	$(7,464.6)

Balance, October 1, 2023	1,142.6	$1.1	$38.1	$(7,255.8)	$(778.2)	$(7,994.8)	$7.0	$(7,987.8)
Net earnings	—	—	—	1,024.4	—	1,024.4	—	1,024.4
Other comprehensive income	—	—	—	—	220.2	220.2	0.2	220.4
Stock-based compensation expense	—	—	96.1	—	—	96.1	—	96.1
Exercise of stock options/vesting of RSUs	2.3	—	(75.8)	—	—	(75.8)	—	(75.8)
Sale of common stock	0.1	—	16.2	—	—	16.2	—	16.2
Repurchase of common stock (1)	(12.8)	—	(36.4)	(1,224.0)	—	(1,260.4)	—	(1,260.4)
Cash dividends declared, $0.57 per share	—	—	—	(642.1)	—	(642.1)	—	(642.1)
Other	—	—	—	—	0.2	0.2	(0.1)	0.1
Balance, December 31, 2023	1,132.2	$1.1	$38.2	$(8,097.5)	$(557.8)	$(8,616.0)	$7.1	$(8,608.9)

(1)Includes excise tax on share repurchases.
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1: Summary of Significant Accounting Policies and Estimates
Financial Statement Preparation
The unaudited consolidated financial statements as of December 29, 2024, and for the quarters ended December 29, 2024 and December 31, 2023, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarters ended December 29, 2024 and December 31, 2023 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”), Starbucks Corporation (together with its subsidiaries) is referred to as “Starbucks,” the “Company,” “we,” “us,” or “our.”
Segment information is prepared on the same basis that our ceo, who is our Chief Operating Decision Maker, manages the segments, evaluates financial results, and makes key operating decisions.
The financial information as of September 29, 2024 is derived from our audited consolidated financial statements and notes for the fiscal year ended September 29, 2024 (“fiscal 2024”) included in Item 8 in the fiscal 2024 Annual Report on Form 10-K filed with the SEC on November 20, 2024 (“10-K”). The information included in this 10-Q should be read in conjunction with the footnotes and management’s discussion and analysis of the consolidated financial statements in the 10-K.
The results of operations for the quarter ended December 29, 2024 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 28, 2025 (“fiscal 2025”).
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

Note 2: Acquisitions, Divestitures, and Strategic Alliance
On October 14, 2024, we acquired a 100% ownership interest in 23.5 Degrees Topco Limited, a U.K. licensed business partner, to expand our portfolio of company-operated stores and enhance the coffeehouse experience for customers. The acquisition converted 113 licensed stores to company-operated stores within our International operating segment.
The assets acquired and liabilities assumed are included in our International operating segment. Assets acquired primarily include operating lease right-of-use assets, intangible assets, goodwill, and property, plant and equipment. The intangible assets acquired as part of this transaction include reacquired licensee agreement rights, which will be amortized over the estimated useful life. In addition, we assumed various liabilities, primarily consisting of operating lease liabilities. The transaction is not material to our consolidated financial statements.
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

Gains and losses on derivative contracts and foreign currency-denominated debt designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract/Debt Remaining Maturity (Months)
	Dec 29, 2024	Sep 29, 2024
Cash Flow Hedges:
Coffee	$49.9	$60.1	$49.9	3
Cross-currency swaps	0.5	0.5	0.5	0
Dairy	0.1	2.0	0.1	2
Foreign currency - other	46.5	11.5	28.4	34
Interest rates	(2.8)	(3.6)	(3.2)	0
Net Investment Hedges:
Cross-currency swaps	230.9	96.5	—	111
Foreign currency	16.0	16.0	—	0
Foreign currency debt	135.2	135.2	—	0
Pre-tax gains and losses on derivative contracts and foreign currency-denominated long-term debt designated as hedging instruments recognized in other comprehensive income (“OCI”) and reclassifications from AOCI to earnings (in millions):

	Quarter Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Location of gain/(loss)
	Dec 29, 2024	Dec 31, 2023	Dec 29, 2024	Dec 31, 2023
Cash Flow Hedges:
Coffee	$12.8	$64.3	$27.7	$(40.4)	Product and distribution costs
Cross-currency swaps	0.9	(1.6)	—	0.6	Interest expense
			0.8	(2.7)	Interest income and other, net
Dairy	(1.1)	(1.9)	1.4	(1.6)	Product and distribution costs
Foreign currency - other	57.0	(25.4)	8.8	8.8	Licensed stores revenue
			1.7	2.8	Product and distribution costs
Interest rates	—	—	(1.0)	(1.0)	Interest expense
Net Investment Hedges:
Cross-currency swaps (1)	207.5	6.6	27.7	8.9	Interest expense
Foreign currency debt	—	(31.8)	—	—
(1) Gains and losses recognized in earnings relate to components excluded from the assessment of effectiveness.
Pre-tax gains and losses on non-designated derivatives and designated fair value hedging instruments and the related fair value hedged item recognized in earnings (in millions):

		Gains/(Losses) Recognized in Earnings
	Location of gain/(loss) recognized in earnings	Quarter Ended
		Dec 29, 2024	Dec 31, 2023
Non-Designated Derivatives:
Dairy	Interest income and other, net	$0.1	$—
Foreign currency - other	Interest income and other, net	8.9	(2.4)
Diesel fuel and other commodities	Interest income and other, net	(0.1)	(0.7)
Fair Value Hedges:
Interest rate swaps	Interest expense	(13.1)	11.1
Long-term debt (hedged item)	Interest expense	10.6	(14.3)

Notional amounts of outstanding derivative contracts (in millions):

	Dec 29, 2024	Sep 29, 2024
Coffee	$28	$154
Cross-currency swaps	4,197	4,213
Dairy	34	65
Diesel fuel and other commodities	5	3
Foreign currency - other	1,036	920
Interest rate swaps	350	350
Fair value of outstanding derivative contracts (in millions) including the location of the asset and/or liability on the consolidated balance sheets:

		Derivative Assets
	Balance Sheet Location	Dec 29, 2024	Sep 29, 2024
Designated Derivative Instruments(1):
Cross-currency swaps	Prepaid expenses and other current assets	$26.5	$3.9
	Other long-term assets	275.7	177.4
Dairy	Prepaid expenses and other current assets	0.2	0.8
Foreign currency - other	Prepaid expenses and other current assets	28.2	1.9
	Other long-term assets	19.9	1.7
Non-designated Derivative Instruments:
Dairy	Prepaid expenses and other current assets	0.1	0.3
Foreign currency	Prepaid expenses and other current assets	1.9	1.8
		Derivative Liabilities
	Balance Sheet Location	Dec 29, 2024	Sep 29, 2024
Designated Derivative Instruments:
Cross-currency swaps	Accrued liabilities	$—	$21.7
	Other long-term liabilities	—	33.3
Dairy	Accrued liabilities	0.1	—
Foreign currency - other	Accrued liabilities	—	4.7
	Other long-term liabilities	—	4.1
Interest rate swaps	Other long-term liabilities	32.4	19.2
Non-designated Derivative Instruments:
Dairy	Accrued liabilities	0.1	—
Diesel fuel and other commodities	Accrued liabilities	0.1	0.3
Foreign currency	Accrued liabilities	0.3	2.5
	Other long-term liabilities	—	0.1
(1) We also hold cash and cash equivalents from various settled-to-market exchange traded futures related to coffee and dairy hedging.
The following amounts were recorded on the consolidated balance sheets related to fixed-to-floating interest rate swaps designated in fair value hedging relationships (in millions):

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount
	Dec 29, 2024	Sep 29, 2024	Dec 29, 2024	Sep 29, 2024
Location on the balance sheet
Long-term debt	$321.6	$332.2	$(28.4)	$(17.8)
Additional disclosures related to cash flow gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 11, Equity.

Note 4: Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at December 29, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,671.4	$3,671.4	$—	$—
Short-term investments:
Available-for-sale debt securities:
Corporate debt securities	74.6	—	63.4	11.2
Foreign corporate bonds	0.3	—	0.3	—
Mortgage and other asset-backed securities	0.3	—	0.3	—
State and local government obligations	1.5	—	1.5	—
U.S. government treasury securities	84.2	84.2	—	—
Total available-for-sale debt securities	160.9	84.2	65.5	11.2
Structured deposits	41.3	—	41.3	—
Marketable equity securities	83.6	83.6	—	—
Total short-term investments	285.8	167.8	106.8	11.2
Prepaid expenses and other current assets:
Derivative assets	56.9	—	56.9	—
Long-term investments:
Available-for-sale debt securities:
Corporate debt securities	116.8	—	92.4	24.4
Mortgage and other asset-backed securities	67.0	—	67.0	—
State and local government obligations	3.8	—	3.8	—
U.S. government treasury securities	39.7	39.7	—	—
Total available-for-sale debt securities	227.3	39.7	163.2	24.4
Total long-term investments	227.3	39.7	163.2	24.4
Other long-term assets:
Derivative assets	295.6	—	295.6	—
Total assets	$4,537.0	$3,878.9	$622.5	$35.6
Liabilities:
Accrued liabilities:
Derivative liabilities	$0.6	$—	$0.6	$—
Other long-term liabilities:
Derivative liabilities	32.4	—	32.4	—
Total liabilities	$33.0	$—	$33.0	$—

		Fair Value Measurements at Reporting Date Using
	Balance at September 29, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,286.2	$3,286.2	$—	$—
Short-term investments:
Available-for-sale debt securities:
Corporate debt securities	51.8	—	51.8	—
Foreign corporate bonds	0.2	—	0.2	—
Mortgage and other asset-backed securities	0.4	—	0.4	—
State and local government obligations	1.4	—	1.4	—
U.S. government treasury securities	36.9	36.9	—	—
Total available-for-sale debt securities	90.7	36.9	53.8	—
Structured deposits	84.1	—	84.1	—
Marketable equity securities	82.2	82.2	—	—
Total short-term investments	257.0	119.1	137.9	—
Prepaid expenses and other current assets:
Derivative assets	8.7	—	8.7	—
Long-term investments:
Available-for-sale debt securities:
Corporate debt securities	112.8	—	101.8	11.0
Mortgage and other asset-backed securities	64.4	—	64.4	—
State and local government obligations	3.7	—	3.7	—
U.S. government treasury securities	94.9	94.9	—	—
Total available-for-sale debt securities	275.8	94.9	169.9	11.0
Structured deposits	0.2	—	0.2	—
Total long-term investments	276.0	94.9	170.1	11.0
Other long-term assets:
Derivative assets	179.1	—	179.1	—
Total assets	$4,007.0	$3,500.2	$495.8	$11.0
Liabilities:
Accrued liabilities:
Derivative liabilities	$29.2	$—	$29.2	$—
Other long-term liabilities:
Derivative liabilities	56.7	—	56.7	—
Total liabilities	$85.9	$—	$85.9	$—
There were no material transfers between levels, and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Gross unrealized holding gains and losses on available-for-sale debt securities, structured deposits, and marketable equity securities were not material as of December 29, 2024 and September 29, 2024.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, right-of-use assets, goodwill and other intangible assets, equity and other investments, and other assets. These assets are measured at fair value if determined to be impaired.

The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 8, Debt. There were no material fair value adjustments during the quarter ended December 29, 2024 and December 31, 2023.
Note 5: Inventories (in millions):

	Dec 29, 2024	Sep 29, 2024
Coffee:
Unroasted	$748.1	$665.1
Roasted	226.2	251.9
Other merchandise held for sale (1)	338.2	384.6
Packaging and other supplies	419.1	475.7
Total	$1,731.6	$1,777.3
(1)“Other merchandise held for sale” includes, among other items, serveware, food, and tea. Inventory levels vary due to seasonality, commodity market supply, and price fluctuations.
As of December 29, 2024, we had committed to purchasing green coffee totaling $311 million under fixed-price contracts and an estimated $845 million under price-to-be-fixed contracts. A portion of our price-to-be-fixed contracts are effectively fixed through the use of futures. See Note 3, Derivative Financial Instruments, for further discussion. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base “C” coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on established relationships with our suppliers and continuous monitoring, the risk of non-delivery on these purchase commitments is remote.
Note 6: Supplemental Balance Sheet and Statement of Earnings Information (in millions):
Property, Plant and Equipment, net

	Dec 29, 2024	Sep 29, 2024
Land	$56.8	$56.9
Buildings	667.8	684.8
Leasehold improvements	11,467.4	11,453.9
Store equipment	3,817.0	3,803.6
Roasting equipment	862.1	865.7
Capitalized software	1,076.4	1,049.7
Furniture, fixtures and other	748.4	775.5
Work in progress	756.1	750.9
Property, plant and equipment, gross	19,452.0	19,441.0
Accumulated depreciation	(10,768.5)	(10,775.5)
Property, plant and equipment, net	$8,683.5	$8,665.5
Accrued Liabilities

	Dec 29, 2024	Sep 29, 2024
Accrued occupancy costs	$77.5	$81.7
Accrued dividends payable	692.6	691.2
Accrued capital and other operating expenditures	751.0	842.8
Insurance reserves	267.8	244.3
Income taxes payable	232.4	123.5
Accrued business taxes	190.5	211.2
Total accrued liabilities	$2,211.8	$2,194.7

Store Operating Expenses

	Quarter Ended
	Dec 29, 2024	Dec 31, 2023
Wages and benefits	$2,389.1	$2,209.3
Occupancy costs	802.1	745.7
Other expenses	1,011.8	896.5
Total store operating expenses	$4,203.0	$3,851.5
Note 7: Other Intangible Assets and Goodwill
Indefinite-Lived Intangible Assets

(in millions)	Dec 29, 2024	Sep 29, 2024
Trade names, trademarks and patents	$79.5	$79.5

Finite-Lived Intangible Assets

	Dec 29, 2024			Sep 29, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and reacquired rights	$1,020.9	$(946.3)	$74.6	$995.5	$(995.5)	$—
Acquired trade secrets and processes	27.6	(27.6)	—	27.6	(27.6)	—
Trade names, trademarks and patents	130.4	(114.7)	15.7	130.4	(110)	20.4
Licensing agreements	12.3	(11.6)	0.7	13.4	(12.4)	1.0
Other finite-lived intangible assets	20.1	(20.1)	—	20.9	(20.9)	—
Total finite-lived intangible assets	$1,211.3	$(1,120.3)	$91.0	$1,187.8	$(1,166.4)	$21.4
Amortization expense for finite-lived intangible assets was $5.6 million for the quarter ended December 29, 2024 and $5.1 million for the quarter ended December 31, 2023.
Estimated future amortization expense as of December 29, 2024 (in millions):

Fiscal Year	Total
2025 (excluding the quarter ended December 29, 2024)	$11.8
2026	5.7
2027	5.4
2028	4.8
2029	4.4
Thereafter	58.9
Total estimated future amortization expense	$91.0
Goodwill
Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	North America	International	Channel Development	Corporate and Other	Total
Goodwill balance at September 29, 2024	$491.5	$2,788.5	$34.7	$1.0	$3,315.7
Acquisition(1)	—	108.1	—	—	108.1
Other(2)	(1.8)	(134.1)	—	—	(135.9)
Goodwill balance at December 29, 2024	$489.7	$2,762.5	$34.7	$1.0	$3,287.9
(1)Additions to goodwill include the acquisition of 23.5 Degrees Topco Limited in the first quarter of fiscal 2025.
(2)“Other” consists of changes in the goodwill balance resulting from foreign currency translation.

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
The 2021 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of December 29, 2024, we were in compliance with all applicable covenants. No amounts were outstanding under our 2021 credit facility as of December 29, 2024 or September 29, 2024.
Short-term Debt
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our 2021 credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures, and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock, and share repurchases. We had no borrowings outstanding under our commercial paper program as of December 29, 2024 and September 29, 2024.
Additionally, we hold the following Japanese yen-denominated credit facilities that are available for working capital needs and capital expenditures within our Japanese market:
•A ¥5.0 billion, or $31.6 million, credit facility is currently set to mature on December 30, 2025. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on Tokyo Interbank Offered Rate (“TIBOR”) plus an applicable margin of 0.400%.
•A ¥10.0 billion, or $63.3 million, credit facility is currently set to mature on March 27, 2025. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.300%.
As of December 29, 2024 and September 29, 2024, we had no borrowings outstanding under these credit facilities.

Long-term Debt
Components of long-term debt including the associated interest rates and related estimated fair values by calendar maturity (in millions, except interest rates):

	Dec 29, 2024		Sep 29, 2024		Stated Interest Rate	Effective Interest Rate(1)
Issuance	Amount	Estimated Fair Value	Amount	Estimated Fair Value
August 2025 notes	$1,250.0	$1,243.9	$1,250.0	$1,243.4	3.800%	3.721%
February 2026 notes	1,000.0	1,000.8	1,000.0	1,008.3	4.750%	4.788%
June 2026 notes	500.0	484.1	500.0	486.8	2.450%	2.511%
February 2027 notes	1,000.0	1,002.4	1,000.0	1,017.8	4.850%	4.958%
March 2027 notes	500.0	471.3	500.0	477.1	2.000%	2.058%
March 2028 notes	600.0	576.7	600.0	590.3	3.500%	3.529%
November 2028 notes	750.0	725.3	750.0	748.4	4.000%	3.958%
August 2029 notes(2)	1,000.0	943.4	1,000.0	977.3	3.550%	3.840%
March 2030 notes	750.0	653.8	750.0	679.0	2.250%	3.084%
November 2030 notes	1,250.0	1,091.5	1,250.0	1,135.4	2.550%	2.582%
February 2031 notes	500.0	496.9	500.0	520.8	4.900%	5.046%
February 2032 notes	1,000.0	871.7	1,000.0	912.0	3.000%	3.155%
February 2033 notes	500.0	486.4	500.0	513.1	4.800%	3.798%
February 2034 notes	500.0	487.7	500.0	515.0	5.000%	5.127%
June 2045 notes	350.0	281.8	350.0	308.5	4.300%	4.348%
December 2047 notes	500.0	364.0	500.0	398.8	3.750%	3.765%
November 2048 notes	1,000.0	819.6	1,000.0	903.4	4.500%	4.504%
August 2049 notes	1,000.0	813.6	1,000.0	889.0	4.450%	4.447%
March 2050 notes	500.0	333.2	500.0	367.9	3.350%	3.362%
November 2050 notes	1,250.0	861.8	1,250.0	954.4	3.500%	3.528%
Total	15,700.0	14,009.9	15,700.0	14,646.7
Aggregate debt issuance costs and unamortized premium/(discount), net	(110.2)		(113.8)
Hedge accounting fair value adjustment(2)	(28.4)		(17.8)
Total	$15,561.4		$15,568.4
(1)Includes the effects of the amortization of any premium or discount and any gain or loss upon settlement of related treasury locks or forward-starting interest rate swaps utilized to hedge interest rate risk prior to the debt issuance.
(2)Amount includes the change in fair value due to changes in benchmark interest rates related to hedging $350.0 million of our August 2029 notes. Refer to Note 3, Derivative Financial Instruments, for additional information on our interest rate swap agreements designated as fair value hedges.
The following table summarizes our long-term debt maturities as of December 29, 2024 by fiscal year (in millions):

Fiscal Year	Total
2025	$1,250.0
2026	1,500.0
2027	1,500.0
2028	600.0
2029	1,750.0
Thereafter	9,100.0
Total	$15,700.0

Note 9: Leases
The components of lease costs (in millions):

	Quarter Ended
	Dec 29, 2024	Dec 31, 2023
Operating lease costs(1)	$458.8	$417.4
Variable lease costs	293.4	271.9
Short-term lease costs	5.5	7.7
Total lease costs	$757.7	$697.0
(1)Includes immaterial amounts of sublease income and rent concessions.
The following table includes supplemental information (in millions):

	Quarter Ended
	Dec 29, 2024	Dec 31, 2023
Cash paid related to operating lease liabilities	$468.4	$428.6
Operating lease liabilities arising from obtaining right-of-use assets(1)	628.7	470.9

	Dec 29, 2024	Dec 31, 2023
Weighted-average remaining operating lease term	8.6 years	8.6 years
Weighted-average operating lease discount rate	3.5%	3.1%
(1)Includes leases obtained in the acquisition of 23.5 Degrees Topco Limited in the first quarter of fiscal 2025.
Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued liabilities and other long-term liabilities on the consolidated balance sheet. These balances were not material as of December 29, 2024 and September 29, 2024. Finance lease costs were also immaterial for the quarters ended December 29, 2024 and December 31, 2023.
Minimum future maturities of operating lease liabilities (in millions):

Fiscal Year	Total
2025 (excluding the quarter ended December 29, 2024)	$1,367.3
2026	1,731.0
2027	1,565.7
2028	1,370.1
2029	1,189.9
Thereafter	4,852.8
Total lease payments	12,076.8
Less imputed interest	(1,766.7)
Total	$10,310.1
As of December 29, 2024, we have entered into operating leases that have not yet commenced of $1.6 billion, primarily related to real estate leases. These leases will commence between fiscal year 2025 and fiscal year 2029 with lease terms ranging from five years to twenty years.
Note 10: Deferred Revenue
Our deferred revenue primarily consists of the prepaid royalty from Nestlé, for which we have continuing performance obligations to support the Global Coffee Alliance, our unredeemed stored value card liability, and unredeemed loyalty points (“Stars”) associated with our loyalty program.
As of December 29, 2024 and September 29, 2024, the current and long-term deferred revenue related to the Nestlé up-front payment was $177.0 million and $5.8 billion, respectively. During each of the quarters ended December 29, 2024 and December 31, 2023, we recognized $44.1 million of prepaid royalty revenue related to Nestlé.

Changes in our deferred revenue balance related to our stored value cards and loyalty program (in millions):

Quarter Ended December 29, 2024	Total
Stored value cards and loyalty program at September 29, 2024	$1,718.7
Revenue deferred - card activations, card reloads and Stars earned	4,414.4
Revenue recognized - card and Stars redemptions and breakage	(3,892.9)
Other(1)	(27.1)
Stored value cards and loyalty program at December 29, 2024(2)	$2,213.1

Quarter Ended December 31, 2023	Total
Stored value cards and loyalty program at October 1, 2023	$1,567.5
Revenue deferred - card activations, card reloads and Stars earned	4,687.2
Revenue recognized - card and Stars redemptions and breakage	(4,098.4)
Other(1)	13.4
Stored value cards and loyalty program at December 31, 2023(2)	$2,169.7
(1)“Other” primarily consists of changes in the stored value cards and loyalty program balances resulting from foreign currency translation.
(2)As of December 29, 2024 and December 31, 2023, approximately $2.1 billion and $2.0 billion, respectively, of these amounts were current.

Note 11:     Equity
Changes in AOCI by component, net of tax (in millions):

Quarter Ended	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
December 29, 2024
Net gains/(losses) in AOCI, beginning of period	$(2.3)	$70.5	$247.7	$(744.7)	$(428.8)
Net gains/(losses) recognized in OCI before reclassifications	(1.6)	51.5	155.1	(311.2)	(106.2)
Net (gains)/losses reclassified from AOCI to earnings	0.2	(27.8)	(20.7)	—	(48.3)
Other comprehensive income/(loss) attributable to Starbucks	(1.4)	23.7	134.4	(311.2)	(154.5)
Other comprehensive income/(loss) attributable to NCI	—	—	—	(0.3)	(0.3)
Net gains/(losses) in AOCI, end of period	$(3.7)	$94.2	$382.1	$(1,056.2)	$(583.6)

December 31, 2023
Net gains/(losses) in AOCI, beginning of period	$(12.3)	$(47.5)	$243.3	$(961.7)	$(778.2)
Net gains/(losses) recognized in OCI before reclassifications	4.2	33.6	(18.9)	178.2	197.1
Net (gains)/losses reclassified from AOCI to earnings	0.2	29.6	(6.7)	—	23.1
Other comprehensive income/(loss) attributable to Starbucks	4.4	63.2	(25.6)	178.2	220.2
Other comprehensive income/(loss) attributable to NCI	—	—	—	0.2	0.2
Net gains/(losses) in AOCI, end of period	$(7.9)	$15.7	$217.7	$(783.3)	$(557.8)
Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):

Quarter Ended
AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Dec 29, 2024	Dec 31, 2023
Gains/(losses) on available-for-sale debt securities	$(0.2)	$(0.3)	Interest income and other, net
Gains/(losses) on cash flow hedges	39.4	(33.5)	Please refer to Note 3, Derivative Financial Instruments for additional information.
Gains/(losses) on net investment hedges	27.7	8.9	Interest expense
	66.9	(24.9)	Total before tax
	(18.6)	1.8	Tax (expense)/benefit
	$48.3	$(23.1)	Net of tax
In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, we have 7.5 million shares of authorized preferred stock, none of which was outstanding as of December 29, 2024.
During the quarter ended December 29, 2024, we made no share repurchases. During the quarter ended December 31, 2023, we repurchased 12.8 million shares of common stock on the open market for $1,250.1 million. As of December 29, 2024, 29.8 million shares remained available for repurchase under current authorizations.
During the first quarter of fiscal 2025, our Board of Directors approved a quarterly cash dividend to shareholders of $0.61 per share to be paid on February 28, 2025 to shareholders of record as of the close of business on February 14, 2025.
Note 12: Employee Stock Plans
As of December 29, 2024, there were 75.3 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 9.5 million shares available for issuance under our employee stock purchase plan.

Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended
	Dec 29, 2024	Dec 31, 2023
Restricted Stock Units (“RSUs”)	$100.6	$94.8
Options	—	—
Total stock-based compensation expense	$100.6	$94.8
Stock option and RSU transactions from September 29, 2024 through December 29, 2024 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, September 29, 2024	0.9	8.7
Granted	—	4.1
Options exercised/RSUs vested	(0.1)	(2.8)
Forfeited/expired	—	(0.4)
Options outstanding/Nonvested RSUs, December 29, 2024	0.8	9.6
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of December 29, 2024	$—	$459.9
Note 13: Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended
	Dec 29, 2024	Dec 31, 2023
Net earnings attributable to Starbucks	$780.8	$1,024.4
Weighted average common shares outstanding (for basic calculation)	1,134.7	1,136.6
Dilutive effect of outstanding common stock options and RSUs	3.7	4.0
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,138.4	1,140.6
EPS — basic	$0.69	$0.90
EPS — diluted	$0.69	$0.90
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
Consolidated revenue mix by product type (in millions):

	Quarter Ended
	Dec 29, 2024		Dec 31, 2023
Beverage(1)	$5,678.0	60%	$5,695.9	60%
Food(2)	1,790.4	19%	1,757.1	19%
Other(3)	1,929.4	21%	1,972.3	21%
Total	$9,397.8	100%	$9,425.3	100%
(1)“Beverage” represents sales within our company-operated stores.

(2)“Food” includes sales within our company-operated stores.
(3)“Other” primarily consists of packaged and single-serve coffees and teas, royalty and licensing revenues, beverage-related ingredients, and serveware, among other items.
The tables below present financial information for our reportable operating segments and Corporate and Other (in millions):
Quarter Ended

	North America	International	Channel Development	Corporate and Other	Total
December 29, 2024
Total net revenues	$7,071.9	$1,871.3	$436.3	$18.3	$9,397.8
Depreciation and amortization expenses	289.0	89.1	0.0	29.5	407.6
Income/(loss) from equity investees	—	(0.4)	46.9	—	46.5
Operating income/(loss)	$1,181.3	$237.1	$208.0	$(504.7)	$1,121.7

December 31, 2023
Total net revenues	$7,120.7	$1,846.3	$448.0	$10.3	$9,425.3
Depreciation and amortization expenses	250.4	84.1	—	30.8	365.3
Income/(loss) from equity investees	—	0.2	55.7	—	55.9
Operating income/(loss)	$1,520.8	$241.5	$209.7	$(486.6)	$1,485.4

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements contained herein are “forward-looking” statements within the meaning of applicable securities laws and regulations. Generally, these statements can be identified by the use of words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. Our forward-looking statements, and the risks and uncertainties related thereto, include, but are not limited to, those described under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our most recently filed 10-K and 10-Q and in other reports we file with the SEC, as well as, among others:

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
• the costs and risks associated with, and the successful execution and effects of, our existing and any future business opportunities, expansions, initiatives, strategies, investments, and plans, including our “Back to Starbucks” plan;
• our ability to align our investment efforts with our strategic goals;
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
• our anticipated cash requirements and operating expenses, including our anticipated total capital expenditures;
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
• the potential impact on our supply chain and operations of adverse weather conditions, natural disasters, or significant increases in logistics costs;
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
This information should be read in conjunction with the unaudited consolidated financial statements and the notes included in Item 1 of Part I of this 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in the 10-K.

Introduction and Overview
Starbucks is the premier roaster, marketer, and retailer of specialty coffee globally, with a presence in 88 markets worldwide. As of December 29, 2024, Starbucks had more than 40,500 company-operated and licensed stores, an increase of 5% from the prior year. Additionally, we sell a variety of consumer-packaged goods, primarily through the Global Coffee Alliance established with Nestlé and other partnerships and joint ventures.
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
We believe our financial results and long-term growth model will continue to be driven by new store openings, comparable store sales, and operating margin management, underpinned by disciplined capital allocation. We believe these key operating metrics are useful to investors because management uses these metrics to assess the growth of our business and the effectiveness of our marketing and operational strategies. Throughout this MD&A, we commonly discuss the following key operating metrics:
•New store openings and store count
•Comparable store sales
•Operating margin
Comparable store sales represents the percentage change in sales in one period from the same prior year period for company-operated stores open for 13 months or longer and excludes the impact of foreign currency translation. We analyze comparable store sales on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements. Stores that are temporarily closed or operating at reduced hours remain in comparable store sales while stores identified for permanent closure have been removed.
Our fiscal year ends on the Sunday closest to September 30. Fiscal 2025 and 2024 include 52 weeks. All references to store counts, including data for new store openings, are reported net of store closures, unless otherwise noted.
Starbucks results for the first quarter of fiscal 2025 reflect early progress toward our “Back to Starbucks” plan, as we focused on strategic actions, targeted investments, and operational efficiencies to drive gradual top-line improvements. During the first quarter of fiscal 2025, consolidated net revenues were flat compared to the first quarter of fiscal 2024, primarily driven by a decline in global comparable store sales and lower product and equipment sales to our licensees, partially offset by incremental revenues from net new company-operated store openings over the past 12 months. During the quarter ended December 29, 2024, our global comparable store sales declined 4%, primarily driven by a 4% decline in the U.S. market and a 4% decline internationally. Specific to the U.S. market, the decrease in comparable store sales was driven by an 8% decrease in comparable transactions, partially offset by a 4% increase in average ticket, primarily due to annualization of pricing, attach, and fewer discounts. These drivers more than offset mix shift into lower priced beverages, and the removal of the extra charge for non-dairy milk customizations. Consolidated operating margin contracted 390 basis points from the prior year to 11.9%, primarily driven by deleverage, investments in support of “Back to Starbucks,” including store partner wages, benefits, and hours, and the removal of the extra charge for non-dairy milk customizations. The contraction was partially offset by the annualization of pricing and supply chain efficiencies.
As we look ahead, for the balance of this fiscal year, we will continue to learn and implement our “Back to Starbucks” plan, building momentum from this first quarter of fiscal 2025. We will continue to focus our efforts on making disciplined investments that align with our strategies of supporting our green apron partners, re-introducing Starbucks to the world, enhancing the customer experience to win the morning, and reestablishing ourselves as the community coffeehouse.

Results of Operations (in millions)
Revenues

	Quarter Ended
	Dec 29, 2024	Dec 31, 2023	$ Change	% Change
Company-operated stores	$7,785.3	$7,755.2	$30.1	0.4%
Licensed stores	1,135.7	1,192.1	(56.4)	(4.7)
Other	476.8	478.0	(1.2)	(0.3)
Total net revenues	$9,397.8	$9,425.3	$(27.5)	(0.3)%
For the quarter ended December 29, 2024 compared with the quarter ended December 31, 2023

Total net revenues for the first quarter of fiscal 2025 decreased $28 million, primarily due to lower revenues from licensed stores ($56 million), partially offset by an increase in revenues from company-operated stores ($30 million).
Company-operated store revenue increased $30 million, primarily driven by incremental revenues from 1,347 net new company-operated stores, or a 7% increase, over the past 12 months ($301 million), and incremental revenue from the conversion of 113 licensed stores to company-operated stores ($27 million) following the acquisition of 23.5 Degrees Topco Limited, a U.K. licensed business partner, during the quarter. These increases in net revenue were partially offset by a 4% decrease in comparable store sales ($283 million), attributable to a 6% decrease in comparable transactions, partially offset by a 3% increase in average ticket, as well as unfavorable foreign currency translation impacts ($18 million).
Licensed stores revenue decreased $56 million, primarily driven by lower product and equipment sales to our licensees ($39 million), the impact of the acquisition of 23.5 Degrees Topco Limited ($9 million), and unfavorable foreign currency translation impacts ($8 million).
Operating Expenses

	Quarter Ended
	Dec 29, 2024	Dec 31, 2023	$ Change	Dec 29, 2024	Dec 31, 2023
				As a % of Total Net Revenues
Product and distribution costs	$2,893.7	$2,980.6	$(86.9)	30.8%	31.6%
Store operating expenses	4,203.0	3,851.5	351.5	44.7	40.9
Other operating expenses	152.5	150.4	2.1	1.6	1.6
Depreciation and amortization expenses	407.6	365.3	42.3	4.3	3.9
General and administrative expenses	665.8	648.0	17.8	7.1	6.9
Total operating expenses	8,322.6	7,995.8	326.8	88.6	84.8
Income from equity investees	46.5	55.9	(9.4)	0.5	0.6
Operating income	$1,121.7	$1,485.4	$(363.7)	11.9%	15.8%
Store operating expenses as a % of company-operated stores revenue				54.0%	49.7%
For the quarter ended December 29, 2024 compared with the quarter ended December 31, 2023
Product and distribution costs as a percentage of total net revenues decreased 80 basis points for the first quarter of fiscal 2025, primarily due to supply chain efficiencies (approximately 70 basis points).
Store operating expenses as a percentage of total net revenues increased 380 basis points for the first quarter of fiscal 2025. Store operating expenses as a percentage of company-operated stores revenue increased 430 basis points, primarily due to deleverage (approximately 260 basis points) and investments in support of “Back to Starbucks,” including store partner wages, benefits, and hours (approximately 190 basis points).
Depreciation and amortization expenses as a percentage of total net revenues increased 40 basis points, primarily due to deleverage.
General and administrative expenses increased $18 million, primarily due to increased costs to support leadership transitions ($13 million) and incremental investments in technology ($10 million).
Income from equity investees decreased $9 million, primarily due to higher costs in our North American Coffee Partnership joint venture income.
The combination of these changes resulted in an overall decrease in operating margin of 390 basis points for the first quarter of fiscal 2025.

Other Income and Expenses

	Quarter Ended
	Dec 29, 2024	Dec 31, 2023	$ Change	Dec 29, 2024	Dec 31, 2023
				As a % of Total Net Revenues
Operating income	$1,121.7	$1,485.4	$(363.7)	11.9%	15.8%
Interest income and other, net	27.8	33.8	(6.0)	0.3	0.4
Interest expense	(127.2)	(140.1)	12.9	(1.4)	(1.5)
Earnings before income taxes	1,022.3	1,379.1	(356.8)	10.9	14.6
Income tax expense	241.4	354.7	(113.3)	2.6	3.8
Net earnings including noncontrolling interests	780.9	1,024.4	(243.5)	8.3	10.9
Net earnings attributable to noncontrolling interests	0.1	—	0.1	0.0	0.0
Net earnings attributable to Starbucks	$780.8	$1,024.4	$(243.6)	8.3%	10.9%
Effective tax rate including noncontrolling interests				23.6%	25.7%

For the quarter ended December 29, 2024 compared with the quarter ended December 31, 2023
Interest income and other, net, decreased $6 million, primarily due to higher foreign currency exchange losses and lower interest rates in the current year.
Interest expense decreased $13 million, primarily due to savings from cross-currency interest rate hedging, partially offset by higher interest rates on refinanced long-term debt.
The effective tax rate for the quarter ended December 29, 2024 was 23.6% compared to 25.7% for the same period in fiscal 2024. The decrease was primarily due to the discrete impact of a tax status change for a certain foreign entity (approximately 300 basis points).

Segment Information
Results of operations by segment (in millions):
North America

	Quarter Ended
	Dec 29, 2024	Dec 31, 2023	$ Change	Dec 29, 2024	Dec 31, 2023
				As a % of North America Total Net Revenues
Net revenues:
Company-operated stores	$6,367.9	$6,381.1	$(13.2)	90.0%	89.6%
Licensed stores	702.7	737.9	(35.2)	9.9	10.4
Other	1.3	1.7	(0.4)	0.0	0.0
Total net revenues	7,071.9	7,120.7	(48.8)	100.0	100.0
Product and distribution costs	1,967.5	2,023.9	(56.4)	27.8	28.4
Store operating expenses	3,458.4	3,147.7	310.7	48.9	44.2
Other operating expenses	78.4	77.4	1.0	1.1	1.1
Depreciation and amortization expenses	289.0	250.4	38.6	4.1	3.5
General and administrative expenses	97.3	100.5	(3.2)	1.4	1.4
Total operating expenses	5,890.6	5,599.9	290.7	83.3	78.6
Operating income	$1,181.3	$1,520.8	$(339.5)	16.7%	21.4%
Store operating expenses as a % of company-operated stores revenue				54.3%	49.3%

For the quarter ended December 29, 2024 compared with the quarter ended December 31, 2023
Revenues
North America total net revenues for the first quarter of fiscal 2025 decreased $49 million, or 1%, primarily due to a net 4% decrease in comparable store sales ($234 million), driven by an 8% decrease in comparable transactions, partially offset by a 4% increase in average ticket, primarily due to annualization of pricing, attach, and fewer discounts. These drivers more than offset mix shift into lower priced beverages, and the removal of the extra charge for non-dairy milk customizations. Also contributing to the decrease were lower product sales to, and royalty revenues from, our licensees ($35 million). These decreases were partially offset by net new company-operated store growth of 5%, or 527 stores, over the past 12 months ($230 million).
Operating Margin
North America operating income for the first quarter of fiscal 2025 decreased 22% to $1.2 billion, compared to $1.5 billion in the first quarter of fiscal 2024. Operating margin contracted 470 basis points to 16.7%, primarily driven by deleverage (approximately 370 basis points) and investments in support of “Back to Starbucks,” including store partner wages, benefits, and hours (approximately 180 basis points), and the removal of the extra charge for non-dairy milk customizations (approximately 60 basis points). This contraction in operating margin was partially offset by the annualization of pricing (approximately 230 basis points).

International

	Quarter Ended
	Dec 29, 2024	Dec 31, 2023	$ Change	Dec 29, 2024	Dec 31, 2023
				As a % of International Total Net Revenues
Net revenues:
Company-operated stores	$1,417.4	$1,374.1	$43.3	75.7%	74.4%
Licensed stores	433.0	454.2	(21.2)	23.1	24.6
Other	20.9	18.0	2.9	1.1	1.0
Total net revenues	1,871.3	1,846.3	25.0	100.0	100.0
Product and distribution costs	647.0	666.5	(19.5)	34.6	36.1
Store operating expenses	744.6	703.8	40.8	39.8	38.1
Other operating expenses	60.7	60.1	0.6	3.2	3.3
Depreciation and amortization expenses	89.1	84.1	5.0	4.8	4.6
General and administrative expenses	92.4	90.5	1.9	4.9	4.9
Total operating expenses	1,633.8	1,605.0	28.8	87.3	86.9
Income/(loss) from equity investees	(0.4)	0.2	(0.6)	0.0	0.0
Operating income	$237.1	$241.5	$(4.4)	12.7%	13.1%
Store operating expenses as a % of company-operated stores revenue				52.5%	51.2%
For the quarter ended December 29, 2024 compared with the quarter ended December 31, 2023
Revenues
International total net revenues for the first quarter of fiscal 2025 increased $25 million, or 1%, primarily due to net new company-operated store growth of 9%, or 820 stores, over the past 12 months ($72 million), and the incremental net revenue from the conversion of 113 licensed stores to company-operated stores ($18 million) following the acquisition of 23.5 Degrees Topco Limited, a U.K. licensed business partner, during the quarter. The net revenue increases were partially offset by a 4% decline in comparable store sales ($48 million), driven by a 2% decline in both average ticket and comparable transactions, and unfavorable foreign currency translation impacts ($16 million). Also contributing to the decrease in revenue were lower product and equipment sales to our licensees ($4 million), which were partially offset by the opening of 563 net new licensed stores over the past 12 months.
Operating Margin
International operating income for the first quarter of fiscal 2025 decreased 2% to $237 million, compared to $242 million in the first quarter of fiscal 2024. Operating margin contracted 40 basis points to 12.7%, primarily due to increased promotional activity (approximately 170 basis points) and investments in store partner wages and benefits (approximately 90 basis points). This contraction was partially offset by supply chain efficiencies (approximately 130 basis points) and in-store operational efficiencies (approximately 100 basis points).

Channel Development

	Quarter Ended
	Dec 29, 2024	Dec 31, 2023	$ Change	Dec 29, 2024	Dec 31, 2023
				As a % of Channel Development Total Net Revenues
Net revenues	$436.3	$448.0	$(11.7)
Product and distribution costs	259.8	279.0	(19.2)	59.5%	62.3%
Other operating expenses	13.4	12.8	0.6	3.1	2.9
Depreciation and amortization expenses	0.0	—	0.0	0.0	—
General and administrative expenses	2.0	2.2	(0.2)	0.5	0.5
Total operating expenses	275.2	294.0	(18.8)	63.1	65.6
Income from equity investees	46.9	55.7	(8.8)	10.7	12.4
Operating income	$208.0	$209.7	$(1.7)	47.7%	46.8%
For the quarter ended December 29, 2024 compared with the quarter ended December 31, 2023
Revenues
Channel Development total net revenues for the first quarter of fiscal 2025 decreased $12 million, or 3%, primarily due to a decline in revenue in the Global Coffee Alliance ($7 million) from product SKU optimization and lower revenue in our global ready-to-drink business ($3 million).
Operating Margin
Channel Development operating income for the first quarter of fiscal 2025 decreased 1% to $208 million, compared to $210 million in the first quarter of fiscal 2024. Operating margin expanded 90 basis points to 47.7%, primarily driven by mix shift (approximately 180 basis points), and lower product costs related to the Global Coffee Alliance (approximately 80 basis points), partially offset by higher costs in our North American Coffee Partnership joint venture income (approximately 170 basis points).
Corporate and Other

	Quarter Ended
	Dec 29, 2024	Dec 31, 2023	$ Change	% Change
Net revenues:
Other	$18.3	$10.3	$8.0	77.7%
Total net revenues	18.3	10.3	8.0	77.7
Product and distribution costs	19.4	11.2	8.2	73.2
Other operating expenses	0.0	0.1	(0.1)	nm
Depreciation and amortization expenses	29.5	30.8	(1.3)	(4.2)
General and administrative expenses	474.1	454.8	19.3	4.2
Total operating expenses	523.0	496.9	26.1	5.3
Operating loss	$(504.7)	$(486.6)	$(18.1)	3.7%
Corporate and Other primarily consists of our unallocated corporate expenses. Unallocated corporate expenses include corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments.
For the quarter ended December 29, 2024 compared with the quarter ended December 31, 2023
Corporate and Other operating loss increased 4% to $505 million for the first quarter of fiscal 2025 compared to $487 million for the first quarter of fiscal 2024, primarily due to increased costs to support leadership transitions ($13 million) and incremental investments in technology ($10 million).

Quarterly Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) and transferred during the period
	Quarter Ended		Stores open as of
	Dec 29, 2024	Dec 31, 2023	Dec 29, 2024	Dec 31, 2023
North America
Company-operated stores	81	87	11,242	10,715
Licensed stores	32	34	7,295	7,216
Total North America	113	121	18,537	17,931
International
Company-operated stores(1)	226	186	10,083	9,150
Licensed stores(1)	38	242	11,956	11,506
Total International	264	428	22,039	20,656
Total Company	377	549	40,576	38,587
(1)Includes the conversion of 113 licensed stores to company-operated stores following the acquisition of 23.5 Degrees Topco Limited during the first quarter of fiscal 2025.
Financial Condition, Liquidity, and Capital Resources
Cash and Investment Overview
Our cash and investments were $4.2 billion as of December 29, 2024 and $3.8 billion as of September 29, 2024. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, fund acquisitions, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate debt securities and government treasury securities (domestic and foreign), as well as principal-protected structured deposits. As of December 29, 2024, approximately $2.1 billion of cash and short-term investments were held in foreign subsidiaries.
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
The 2021 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of December 29, 2024, we were in compliance with all applicable covenants. No amounts were outstanding under our 2021 credit facility as of December 29, 2024 or September 29, 2024.
Commercial Paper
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our 2021 credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures, and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock, and share repurchases. We had no borrowings outstanding under our commercial paper program as of December 29, 2024 and September 29, 2024. Our total available contractual borrowing capacity for general corporate purposes was $3.0 billion as of the end of our first quarter of fiscal 2025.
Credit Facilities in Japan
Additionally, we hold the following Japanese yen-denominated credit facilities that are available for working capital needs and capital expenditures within our Japanese market.
•A ¥5.0 billion, or $31.6 million, credit facility is currently set to mature on December 30, 2025. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.400%.
•A ¥10.0 billion, or $63.3 million, credit facility is currently set to mature on March 27, 2025. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.300%.
As of December 29, 2024 and September 29, 2024, we had no borrowings outstanding under these credit facilities.
See Note 8, Debt, to the consolidated financial statements included in Item 1 of Part I of this 10-Q for details of the components of our long-term debt.
Our ability to incur new liens and conduct sale and leaseback transactions on certain material properties is subject to compliance with terms of the indentures under which the long-term notes were issued. As of December 29, 2024, we were in compliance with all applicable covenants.
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
During the first quarter of fiscal 2025, our Board of Directors approved a quarterly cash dividend to shareholders of $0.61 per share to be paid on February 28, 2025 to shareholders of record as of the close of business on February 14, 2025.
During the quarter ended December 29, 2024, we made no common stock share repurchases. As of December 29, 2024, 29.8 million shares remained available for repurchase under current authorizations.
Other than normal operating expenses, cash requirements for the remainder of fiscal 2025 are expected to consist primarily of capital expenditures for investments in our new and existing stores, our supply chain, and corporate facilities. Total capital expenditures for fiscal 2025 are expected to be reasonably consistent with fiscal 2024.
In the MD&A included in the 10-K, we disclosed that we had $35.6 billion of current and long-term material cash requirements as of September 29, 2024. There have been no material changes to our material cash requirements during the period covered by this 10-Q outside of the normal course of our business.

Cash Flows
Net cash provided by operating activities was $2.1 billion for the first quarter of fiscal 2025, compared to $2.4 billion for the same period in fiscal 2024. The change was primarily due to a decrease in net earnings of $244 million and a net increase of $149 million in inventories, which was primarily driven by a net increase in green coffee inventories.
Net cash used in investing activities totaled $855 million for the first quarter of fiscal 2025, compared to $569 million for the same period in fiscal 2024. The change was primarily due to the acquisition of 23.5 Degrees Topco Limited, a net decrease of $166 million in maturities and calls of investments, primarily structured deposit investments, and a net increase of $97 million in capital expenditures. These cash uses were partially offset by a net decrease of $151 million in purchases of investments, primarily structured deposit investments.
Net cash used in financing activities for the first quarter of fiscal 2025 totaled $755 million, compared to $2.4 billion for the same period in fiscal 2024. The change was primarily due to no current year share repurchases of our common stock and no current year repayments of long-term debt compared to repurchases and repayments in the prior year. These cash uses were partially offset by a decrease of $300 million in proceeds from issuances of commercial paper.
Commodity Prices, Availability and General Risk Conditions
Commodity price risk represents our primary market risk, generated by our purchases of green coffee and dairy products, among other items. We purchase, roast, and sell high-quality arabica coffee and related products, and risk arises from the price volatility of green coffee. In addition to coffee, we also purchase significant amounts of dairy products to support the needs of our company-operated stores. The price and availability of these commodities, including recent sustained increases in green coffee prices, directly impact our results of operations, and we expect commodity prices, particularly coffee, to continue to impact future results of operations. For additional details, see Product Supply in Part 1, Item 1 of the 10-K, as well as Risk Factors in Part I, Item 1A of the 10-K.
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
During the first quarter of fiscal 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (December 29, 2024).
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
Item 1A.Risk Factors
In addition to the other information set forth in this 10-Q, you should carefully consider the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 10-K. There have been no material changes to the risk factors disclosed in our 10-K.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Shares under our ongoing share repurchase program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or through privately negotiated transactions. The timing, manner, price, and amount of repurchases will be determined at our discretion and the share repurchase program may be suspended, terminated, or modified at any time for any reason. During the first fiscal quarter ended December 29, 2024, there was no share repurchase activity.
Item 3.Defaults upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended December 29, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration (3)	Other Material Terms	Date Terminated
Brady Brewer, chief executive officer, Starbucks International	December 11, 2024	Rule 10b5-1 Trading Arrangement	Up to 15,000 shares to be sold (2)	December 31, 2025 (4)	N/A	N/A
(1) Except as indicated by footnote, each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the “Rule”).
(2)    Mr. Brewer's trading plan provides for the sale of up to 1,500 shares pursuant to each of ten orders, to be entered in March, April, May, June, July, August, September, October, November, and December 2025, respectively, with such sales subject to a limit price of $100 during the applicable good-until-cancelled period for such order.
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
(4)    The arrangement also provides for automatic expiration in the event of the officer's death, bankruptcy, or insolvency, notice from the officer or the officer's agent of termination of the trading arrangement, or a determination by the broker that the trading arrangement has been terminated or that a breach by the officer has occurred or upon the broker's exercise of its termination under the trading arrangement.

Item 6.Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	000-20322	4/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through March 17, 2021)	8-K	000-20322	3/19/2021	3.1
10.1	Letter Agreement Amending Offer Letter, by and between Starbucks Corporation and Brian R. Niccol, dated November 19, 2024	8-K	000-20322	11/21/2024	10.1
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—
101	The following financial statements from the Company’s 10-Q for the fiscal quarter ended December 29, 2024, formatted in iXBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements	—	—	—	—	X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	—	—	—	—	X

* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
January 28, 2025

STARBUCKS CORPORATION

By:	/s/ Rachel Ruggeri
Rachel Ruggeri
executive vice president, chief financial officer
Signing on behalf of the registrant and as principal financial officer