Form 10-Q
period 2025-03-30
STARBUCKS CORP
filed 2025-04-29
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 30, 2025
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

Shares Outstanding as of April 23, 2025
1,136.4 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended March 30, 2025

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data, unaudited)

	Quarter Ended		Two Quarters Ended
	Mar 30, 2025	Mar 31, 2024	Mar 30, 2025	Mar 31, 2024
Net revenues:
Company-operated stores	$7,285.0	$7,052.6	$15,070.3	$14,807.9
Licensed stores	1,016.0	1,054.5	2,151.7	2,246.6
Other	460.6	455.9	937.4	933.8
Total net revenues	8,761.6	8,563.0	18,159.4	17,988.3
Product and distribution costs	2,737.6	2,648.7	5,631.3	5,629.2
Store operating expenses	4,176.0	3,724.1	8,379.1	7,575.6
Other operating expenses	138.7	132.8	291.3	283.2
Depreciation and amortization expenses	418.9	371.9	826.2	737.2
General and administrative expenses	632.3	654.6	1,298.0	1,302.6
Restructuring	116.2	—	116.2	—
Total operating expenses	8,219.7	7,532.1	16,542.1	15,527.8
Income from equity investees	59.1	68.0	105.5	123.8
Operating income	601.0	1,098.9	1,722.8	2,584.3
Interest income and other, net	28.4	34.1	56.2	67.9
Interest expense	(127.3)	(140.6)	(254.5)	(280.7)
Earnings before income taxes	502.1	992.4	1,524.5	2,371.5
Income tax expense	118.0	219.9	359.4	574.6
Net earnings including noncontrolling interests	384.1	772.5	1,165.1	1,796.9
Net earnings/(loss) attributable to noncontrolling interests	(0.1)	0.1	0.1	0.1
Net earnings attributable to Starbucks	$384.2	$772.4	$1,165.0	$1,796.8
Earnings per share - basic	$0.34	$0.68	$1.03	$1.58
Earnings per share - diluted	$0.34	$0.68	$1.02	$1.58
Weighted average shares outstanding:
Basic	1,136.0	1,132.4	1,135.3	1,134.5
Diluted	1,140.0	1,135.4	1,139.2	1,138.0

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended		Two Quarters Ended
	Mar 30, 2025	Mar 31, 2024	Mar 30, 2025	Mar 31, 2024
Net earnings including noncontrolling interests	$384.1	$772.5	$1,165.1	$1,796.9
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale debt securities	2.2	(0.4)	0.1	5.2
Tax (expense)/benefit	(0.5)	0.1	—	(1.3)
Unrealized gains/(losses) on cash flow hedging instruments	(6.6)	36.4	63.0	71.8
Tax (expense)/benefit	1.7	(9.3)	(16.4)	(11.1)
Unrealized gains/(losses) on net investment hedging instruments	13.1	92.5	220.6	67.3
Tax (expense)/benefit	(3.3)	(23.3)	(55.7)	(17.0)
Translation adjustment and other	90.6	(151.2)	(220.9)	31.9
Tax (expense)/benefit	—	1.1	—	(3.6)
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale securities, hedging instruments, translation adjustment, and other	(54.5)	(13.6)	(121.4)	11.3
Tax expense/(benefit)	11.9	4.0	30.5	2.2
Other comprehensive income/(loss)	54.6	(63.7)	(100.2)	156.7
Comprehensive income including noncontrolling interests	438.7	708.8	1,064.9	1,953.6
Comprehensive income/(loss) attributable to noncontrolling interests	(0.1)	—	(0.2)	0.2
Comprehensive income attributable to Starbucks	$438.8	$708.8	$1,065.1	$1,953.4

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data, unaudited)

	Mar 30, 2025	Sep 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,671.4	$3,286.2
Short-term investments	340.2	257.0
Accounts receivable, net	1,154.7	1,213.8
Inventories	2,047.3	1,777.3
Prepaid expenses and other current assets	500.1	313.1
Total current assets	6,713.7	6,847.4
Long-term investments	222.1	276.0
Equity investments	466.9	463.9
Property, plant and equipment, net	8,820.2	8,665.5
Operating lease, right-of-use asset	9,467.2	9,286.2
Deferred income taxes, net	1,735.9	1,766.7
Other long-term assets	713.1	617.0
Other intangible assets	169.3	100.9
Goodwill	3,324.7	3,315.7
TOTAL ASSETS	$31,633.1	$31,339.3
LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$1,913.8	$1,595.5
Accrued liabilities	2,036.7	2,194.7
Accrued payroll and benefits	833.1	786.6
Current portion of operating lease liability	1,477.8	1,463.1
Stored value card liability and current portion of deferred revenue	1,920.1	1,781.2
Current portion of long-term debt	2,247.8	1,248.9
Total current liabilities	10,429.3	9,070.0
Long-term debt	13,324.0	14,319.5
Operating lease liability	8,959.9	8,771.6
Deferred revenue	5,871.3	5,963.6
Other long-term liabilities	664.0	656.2
Total liabilities	39,248.5	38,780.9
Shareholders’ deficit:
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,136.2 and 1,133.5 shares, respectively	1.1	1.1
Additional paid-in capital	470.9	322.6
Retained deficit	(7,565.5)	(7,343.8)
Accumulated other comprehensive income/(loss)	(529.0)	(428.8)
Total shareholders’ deficit	(7,622.5)	(7,448.9)
Noncontrolling interests	7.1	7.3
Total deficit	(7,615.4)	(7,441.6)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)	$31,633.1	$31,339.3

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Two Quarters Ended
	Mar 30, 2025	Mar 31, 2024
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$1,165.1	$1,796.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	867.5	783.6
Deferred income taxes, net	(12.4)	4.0
Income earned from equity method investees, net	(115.5)	(132.3)
Distributions received from equity method investees	133.8	154.5
Stock-based compensation	178.3	173.0
Non-cash lease costs	811.6	689.5
Loss on retirement and impairment of assets	82.1	42.5
Other	3.4	16.3
Cash provided by/(used in) changes in operating assets and liabilities:
Accounts receivable	17.0	86.4
Inventories	(281.0)	64.5
Income taxes payable	6.4	(84.9)
Accounts payable	339.4	(51.6)
Deferred revenue	65.4	128.9
Operating lease liability	(834.4)	(635.1)
Other operating assets and liabilities	(62.7)	(146.3)
Net cash provided by operating activities	2,364.0	2,889.9
INVESTING ACTIVITIES:
Purchases of investments	(169.4)	(472.0)
Sales of investments	—	0.5
Maturities and calls of investments	141.0	498.7
Additions to property, plant and equipment	(1,282.1)	(1,255.0)
Acquisitions, net of cash acquired	(177.1)	—
Other	(11.6)	(36.2)
Net cash used in investing activities	(1,499.2)	(1,264.0)
FINANCING ACTIVITIES:
Net proceeds from issuance of short-term debt	1.1	93.2
Repayments of short-term debt	(5.4)	(80.5)
Net proceeds from issuance of long-term debt	—	1,995.3
Repayments of long-term debt	—	(1,825.1)
Proceeds from issuance of common stock	44.4	58.4
Cash dividends paid	(1,384.9)	(1,293.5)
Repurchase of common stock	—	(1,266.7)
Minimum tax withholdings on share-based awards	(76.5)	(94.1)
Other	—	(10.6)
Net cash used in financing activities	(1,421.3)	(2,423.6)
Effect of exchange rate changes on cash and cash equivalents	(58.3)	10.4
Net increase/(decrease) in cash and cash equivalents	(614.8)	(787.3)
CASH AND CASH EQUIVALENTS:
Beginning of period	3,286.2	3,551.5
End of period	$2,671.4	$2,764.1
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$294.2	$275.6
Income taxes	$459.2	$850.9

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
For the Quarter Ended March 30, 2025 and March 31, 2024
(in millions, except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 29, 2024	1,135.8	$1.1	$367.2	$(7,256.4)	$(583.6)	$(7,471.7)	$7.1	$(7,464.6)
Net earnings	—	—	—	384.2	—	384.2	(0.1)	384.1
Other comprehensive income	—	—	—	—	54.6	54.6	—	54.6
Stock-based compensation expense	—	—	78.3	—	—	78.3	—	78.3
Exercise of stock options/vesting of RSUs	0.3	—	11.7	—	—	11.7	—	11.7
Sale of common stock	0.1	—	13.7	—	—	13.7	—	13.7
Cash dividends declared, $0.61 per share	—	—	—	(693.3)	—	(693.3)	—	(693.3)
Other	—	—	—	—	—	—	0.1	0.1
Balance, March 30, 2025	1,136.2	$1.1	$470.9	$(7,565.5)	$(529.0)	$(7,622.5)	$7.1	$(7,615.4)

Balance, December 31, 2023	1,132.2	$1.1	$38.2	$(8,097.5)	$(557.8)	$(8,616.0)	$7.1	$(8,608.9)
Net earnings	—	—	—	772.4	—	772.4	0.1	772.5
Other comprehensive loss	—	—	—	—	(63.6)	(63.6)	(0.1)	(63.7)
Stock-based compensation expense	—	—	79.1	—	—	79.1	—	79.1
Exercise of stock options/vesting of RSUs	0.3	—	10.9	—	—	10.9	—	10.9
Sale of common stock	0.2	—	13.0	—	—	13.0	—	13.0
Repurchase of common stock (1)	—	—	0.5	0.1	—	0.6	—	0.6
Cash dividends declared, $0.57 per share	—	—	—	(645.7)	—	(645.7)	—	(645.7)
Other	—	—	—	—	(0.1)	(0.1)	0.1	—
Balance, March 31, 2024	1,132.7	$1.1	$141.7	$(7,970.7)	$(621.5)	$(8,449.4)	$7.2	$(8,442.2)

(1)Includes excise tax on share repurchases.
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
For the Two Quarters Ended March 30, 2025 and March 31, 2024
(in millions, except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, September 29, 2024	1,133.5	$1.1	$322.6	$(7,343.8)	$(428.8)	$(7,448.9)	$7.3	$(7,441.6)
Net earnings	—	—	—	1,165.0		1,165.0	0.1	1,165.1
Other comprehensive loss	—	—	—	—	(99.9)	(99.9)	(0.3)	(100.2)
Stock-based compensation expense	—	—	180.4	—	—	180.4	—	180.4
Exercise of stock options/vesting of RSUs	2.4	—	(59.0)	—	—	(59.0)	—	(59.0)
Sale of common stock	0.3	—	26.9	—	—	26.9	—	26.9
Cash dividends declared, $1.22 per share	—	—	—	(1,386.7)	—	(1,386.7)	—	(1,386.7)
Other	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Balance, March 30, 2025	1,136.2	$1.1	$470.9	$(7,565.5)	$(529.0)	$(7,622.5)	$7.1	$(7,615.4)

Balance, October 1, 2023	1,142.6	$1.1	$38.1	$(7,255.8)	$(778.2)	$(7,994.8)	$7.0	$(7,987.8)
Net earnings	—	—	—	1,796.8	—	1,796.8	0.1	1,796.9
Other comprehensive income	—	—	—	—	156.6	156.6	0.1	156.7
Stock-based compensation expense	—	—	175.2	—	—	175.2	—	175.2
Exercise of stock options/vesting of RSUs	2.6	—	(64.9)	—	—	(64.9)	—	(64.9)
Sale of common stock	0.3	—	29.2	—	—	29.2	—	29.2
Repurchase of common stock (1)	(12.8)	—	(35.9)	(1,223.9)	—	(1,259.8)	—	(1,259.8)
Cash dividends declared, $1.14 per share	—	—	—	(1,287.8)	—	(1,287.8)	—	(1,287.8)
Other	—	—	—	—	0.1	0.1	—	0.1
Balance, March 31, 2024	1,132.7	$1.1	$141.7	$(7,970.7)	$(621.5)	$(8,449.4)	$7.2	$(8,442.2)

(1)Includes excise tax on share repurchases.
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1: Summary of Significant Accounting Policies and Estimates
Financial Statement Preparation
The unaudited consolidated financial statements as of March 30, 2025, and for the quarters and two quarters ended March 30, 2025 and March 31, 2024, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarters and two quarters ended March 30, 2025 and March 31, 2024 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”), Starbucks Corporation (together with its subsidiaries) is referred to as “Starbucks,” the “Company,” “we,” “us,” or “our.”
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
The results of operations for the quarter and two quarters ended March 30, 2025 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 28, 2025 (“fiscal 2025”).
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance expanding segment disclosure requirements. The amendments require enhanced disclosure for certain segment items and disclosure on how management uses reported measures to assess segment performance. The amendments do not change how segments are determined, aggregated, or how thresholds are applied to determine reportable segments. We will adopt the guidance for the fiscal year ending September 28, 2025 and do not expect the adoption of this guidance to have a significant impact on our consolidated financial statement disclosures.
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

Gains and losses on derivative contracts and foreign currency-denominated debt designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract/Debt Remaining Maturity (Months)
	Mar 30, 2025	Sep 29, 2024
Cash Flow Hedges:
Coffee	$35.6	$60.1	$35.6	4
Cross-currency swaps	—	0.5	—	0
Dairy	—	2.0	—	1
Foreign currency - other	33.8	11.5	22.2	34
Interest rates	(2.1)	(3.6)	(3.3)	0
Net Investment Hedges:
Cross-currency swaps	219.9	96.5	—	108
Foreign currency	16.0	16.0	—	0
Foreign currency debt	135.2	135.2	—	0

Pre-tax gains and losses on derivative contracts and foreign currency-denominated long-term debt designated as hedging instruments recognized in other comprehensive income (“OCI”) and reclassifications from AOCI to earnings (in millions):

	Quarter Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Location of gain/(loss)
	Mar 30, 2025	Mar 31, 2024	Mar 30, 2025	Mar 31, 2024
Cash Flow Hedges:
Coffee	$0.6	$(1.2)	$17.4	$(6.2)	Product and distribution costs
Cross-currency swaps	—	4.0	—	0.4	Interest expense
			0.6	3.3	Interest income and other, net
Dairy	(0.2)	(1.3)	—	(2.3)	Product and distribution costs
Foreign currency - other	(7.0)	34.9	7.4	7.4	Licensed stores revenue
			2.6	2.2	Product and distribution costs
Interest rates	—	—	(1.0)	(1.0)	Interest expense
Net Investment Hedges:
Cross-currency swaps (1)	13.1	67.0	27.7	10.2	Interest expense
Foreign currency debt	—	25.5	—	—

	Two Quarters Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Location of gain/(loss)
	Mar 30, 2025	Mar 31, 2024	Mar 30, 2025	Mar 31, 2024
Cash Flow Hedges:
Coffee	$13.4	$63.1	$45.1	$(46.6)	Product and distribution costs
Cross-currency swaps	0.9	2.4	—	1.0	Interest expense
			1.4	0.6	Interest income and other, net
Dairy	(1.3)	(3.2)	1.4	(3.9)	Product and distribution costs
Foreign currency - other	50.0	9.5	16.2	16.2	Licensed stores revenue
			4.3	5.0	Product and distribution costs
Interest rates	—	—	(2.0)	(2.0)	Interest expense
Net Investment Hedges:
Cross-currency swaps (1)	220.6	73.6	55.4	19.1	Interest expense
Foreign currency debt	—	(6.3)	—	—

(1) Gains and losses recognized in earnings relate to components excluded from the assessment of effectiveness.
Pre-tax gains and losses on non-designated derivatives and designated fair value hedging instruments and the related fair value hedged item recognized in earnings (in millions):

		Gains/(Losses) Recognized in Earnings
	Location of gain/(loss) recognized in earnings	Quarter Ended		Two Quarters Ended
		Mar 30, 2025	Mar 31, 2024	Mar 30, 2025	Mar 31, 2024
Non-Designated Derivatives:
Dairy	Interest income and other, net	$—	$—	$0.1	$—
Foreign currency - other	Interest income and other, net	(2.8)	3.6	6.1	1.2
Diesel fuel and other commodities	Interest income and other, net	(0.2)	0.3	(0.3)	(0.4)
Fair Value Hedges:
Interest rate swaps	Interest expense	4.6	(8.7)	(8.5)	2.4
Long-term debt (hedged item)	Interest expense	(6.8)	5.7	3.8	(8.6)

Notional amounts of outstanding derivative contracts (in millions):

	Mar 30, 2025	Sep 29, 2024
Coffee	$200	$154
Cross-currency swaps	4,197	4,213
Dairy	7	65
Diesel fuel and other commodities	14	3
Foreign currency - other	984	920
Interest rate swaps	350	350
Fair value of outstanding derivative contracts (in millions) including the location of the asset and/or liability on the consolidated balance sheets:

		Derivative Assets
	Balance Sheet Location	Mar 30, 2025	Sep 29, 2024
Designated Derivative Instruments(1):
Cross-currency swaps	Prepaid expenses and other current assets	$28.9	$3.9
	Other long-term assets	258.5	177.4
Dairy	Prepaid expenses and other current assets	—	0.8
Foreign currency - other	Prepaid expenses and other current assets	21.1	1.9
	Other long-term assets	13.2	1.7
Non-designated Derivative Instruments:
Dairy	Prepaid expenses and other current assets	—	0.3
Diesel fuel and other commodities	Prepaid expenses and other current assets	0.1	—
Foreign currency	Prepaid expenses and other current assets	1.1	1.8
		Derivative Liabilities
	Balance Sheet Location	Mar 30, 2025	Sep 29, 2024
Designated Derivative Instruments:
Cross-currency swaps	Accrued liabilities	$—	$21.7
	Other long-term liabilities	—	33.3
Dairy	Accrued liabilities	0.1	—
Foreign currency - other	Accrued liabilities	0.1	4.7
	Other long-term liabilities	—	4.1
Interest rate swaps	Other long-term liabilities	22.4	19.2
Non-designated Derivative Instruments:
Diesel fuel and other commodities	Accrued liabilities	0.3	0.3
Foreign currency	Accrued liabilities	0.4	2.5
	Other long-term liabilities	—	0.1
(1) We also hold cash and cash equivalents from various settled-to-market exchange traded futures related to coffee and dairy hedging.
The following amounts were recorded on the consolidated balance sheets related to fixed-to-floating interest rate swaps designated in fair value hedging relationships (in millions):

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount
	Mar 30, 2025	Sep 29, 2024	Mar 30, 2025	Sep 29, 2024
Location on the balance sheet
Long-term debt	$328.4	$332.2	$(21.6)	$(17.8)
Additional disclosures related to cash flow gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 11, Equity.

Note 4: Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at March 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,671.4	$2,671.4	$—	$—
Short-term investments:
Available-for-sale debt securities:
Corporate debt securities	82.4	—	71.0	11.4
U.S. government treasury securities	81.3	81.3	—	—
Total available-for-sale debt securities	163.7	81.3	71.0	11.4
Structured deposits	96.8	—	96.8	—
Marketable equity securities	79.7	79.7	—	—
Total short-term investments	340.2	161.0	167.8	11.4
Prepaid expenses and other current assets:
Derivative assets	51.2	—	51.2	—
Long-term investments:
Available-for-sale debt securities:
Corporate debt securities	110.3	—	85.1	25.2
Mortgage and other asset-backed securities	68.0	—	68.0	—
State and local government obligations	3.8	—	3.8	—
U.S. government treasury securities	40.0	40.0	—	—
Total available-for-sale debt securities	222.1	40.0	156.9	25.2
Total long-term investments	222.1	40.0	156.9	25.2
Other long-term assets:
Derivative assets	271.7	—	271.7	—
Total assets	$3,556.6	$2,872.4	$647.6	$36.6
Liabilities:
Accrued liabilities:
Derivative liabilities	$0.9	$—	$0.9	$—
Other long-term liabilities:
Derivative liabilities	22.4	—	22.4	—
Total liabilities	$23.3	$—	$23.3	$—

		Fair Value Measurements at Reporting Date Using
	Balance at September 29, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,286.2	$3,286.2	$—	$—
Short-term investments:
Available-for-sale debt securities:
Corporate debt securities	51.8	—	51.8	—
Foreign corporate bonds	0.2	—	0.2	—
Mortgage and other asset-backed securities	0.4	—	0.4	—
State and local government obligations	1.4	—	1.4	—
U.S. government treasury securities	36.9	36.9	—	—
Total available-for-sale debt securities	90.7	36.9	53.8	—
Structured deposits	84.1	—	84.1	—
Marketable equity securities	82.2	82.2	—	—
Total short-term investments	257.0	119.1	137.9	—
Prepaid expenses and other current assets:
Derivative assets	8.7	—	8.7	—
Long-term investments:
Available-for-sale debt securities:
Corporate debt securities	112.8	—	101.8	11.0
Mortgage and other asset-backed securities	64.4	—	64.4	—
State and local government obligations	3.7	—	3.7	—
U.S. government treasury securities	94.9	94.9	—	—
Total available-for-sale debt securities	275.8	94.9	169.9	11.0
Structured deposits	0.2	—	0.2	—
Total long-term investments	276.0	94.9	170.1	11.0
Other long-term assets:
Derivative assets	179.1	—	179.1	—
Total assets	$4,007.0	$3,500.2	$495.8	$11.0
Liabilities:
Accrued liabilities:
Derivative liabilities	$29.2	$—	$29.2	$—
Other long-term liabilities:
Derivative liabilities	56.7	—	56.7	—
Total liabilities	$85.9	$—	$85.9	$—
There were no material transfers between levels, and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Gross unrealized holding gains and losses on available-for-sale debt securities, structured deposits, and marketable equity securities were not material as of March 30, 2025 and September 29, 2024.
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

The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 8, Debt. There were no material fair value adjustments during the two quarters ended March 30, 2025 and March 31, 2024.
Note 5: Inventories (in millions):

	Mar 30, 2025	Sep 29, 2024
Coffee:
Unroasted	$950.4	$665.1
Roasted	274.0	251.9
Other merchandise held for sale (1)	322.4	384.6
Packaging and other supplies	500.5	475.7
Total	$2,047.3	$1,777.3
(1)“Other merchandise held for sale” includes, among other items, serveware, food, and tea. Inventory levels vary due to seasonality, commodity market supply, and price fluctuations.
As of March 30, 2025, we had committed to purchasing green coffee totaling $213 million under fixed-price contracts and an estimated $951 million under price-to-be-fixed contracts. A portion of our price-to-be-fixed contracts are effectively fixed through the use of futures. See Note 3, Derivative Financial Instruments, for further discussion. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base “C” coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on established relationships with our suppliers and continuous monitoring, the risk of non-delivery on these purchase commitments is remote.
Note 6: Supplemental Balance Sheet and Statement of Earnings Information (in millions):
Property, Plant and Equipment, net

	Mar 30, 2025	Sep 29, 2024
Land	$56.9	$56.9
Buildings	672.8	684.8
Leasehold improvements	11,680.6	11,453.9
Store equipment	3,910.6	3,803.6
Roasting equipment	869.6	865.7
Capitalized software	1,123.2	1,049.7
Furniture, fixtures and other	765.8	775.5
Work in progress	792.9	750.9
Property, plant and equipment, gross	19,872.4	19,441.0
Accumulated depreciation	(11,052.2)	(10,775.5)
Property, plant and equipment, net	$8,820.2	$8,665.5
Accrued Liabilities

	Mar 30, 2025	Sep 29, 2024
Accrued occupancy costs	$81.7	$81.7
Accrued dividends payable	692.9	691.2
Accrued capital and other operating expenditures	673.5	842.8
Insurance reserves	266.9	244.3
Income taxes payable	131.4	123.5
Accrued business taxes	190.3	211.2
Total accrued liabilities	$2,036.7	$2,194.7

Store Operating Expenses

	Quarter Ended		Two Quarters Ended
	Mar 30, 2025	Mar 31, 2024	Mar 30, 2025	Mar 31, 2024
Wages and benefits	$2,406.1	$2,139.4	$4,795.2	$4,348.7
Occupancy costs	807.2	741.3	1,609.3	1,487.0
Other expenses	962.7	843.4	1,974.6	1,739.9
Total store operating expenses	$4,176.0	$3,724.1	$8,379.1	$7,575.6
Note 7: Other Intangible Assets and Goodwill
Indefinite-Lived Intangible Assets

(in millions)	Mar 30, 2025	Sep 29, 2024
Trade names, trademarks and patents	$79.5	$79.5

Finite-Lived Intangible Assets

	Mar 30, 2025			Sep 29, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and reacquired rights	$1,039.1	$(960.8)	$78.3	$995.5	$(995.5)	$—
Acquired trade secrets and processes	27.6	(27.6)	—	27.6	(27.6)	—
Trade names, trademarks and patents	130.1	(119.1)	11.0	130.4	(110.0)	20.4
Licensing agreements	12.9	(12.4)	0.5	13.4	(12.4)	1.0
Other finite-lived intangible assets	20.2	(20.2)	—	20.9	(20.9)	—
Total finite-lived intangible assets	$1,229.9	$(1,140.1)	$89.8	$1,187.8	$(1,166.4)	$21.4
Amortization expense for finite-lived intangible assets was $5.8 million and $11.4 million for the quarter and two quarters ended March 30, 2025, respectively, and $5.1 million and $10.2 million for the quarter and two quarters ended March 31, 2024, respectively.
Estimated future amortization expense as of March 30, 2025 (in millions):

Fiscal Year	Total
2025 (excluding the two quarters ended March 30, 2025)	$6.1
2026	5.9
2027	5.7
2028	5.1
2029	4.6
Thereafter	62.4
Total estimated future amortization expense	$89.8
Goodwill
Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	North America	International	Channel Development	Corporate and Other	Total
Goodwill balance at September 29, 2024	$491.5	$2,788.5	$34.7	$1.0	$3,315.7
Acquisition(1)	—	106.2	—	—	106.2
Other(2)	(1.6)	(95.6)	—	—	(97.2)
Goodwill balance at March 30, 2025	$489.9	$2,799.1	$34.7	$1.0	$3,324.7
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
The 2021 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of March 30, 2025, we were in compliance with all applicable covenants. No amounts were outstanding under our 2021 credit facility as of March 30, 2025 or September 29, 2024.
Short-term Debt
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our 2021 credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures, and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock, and share repurchases. We had no borrowings outstanding under our commercial paper program as of March 30, 2025 and September 29, 2024. Our total available contractual borrowing capacity for general corporate purposes was $3.0 billion as of the end of our second quarter of fiscal 2025.
Additionally, we hold the following Japanese yen-denominated credit facilities that are available for working capital needs and capital expenditures within our Japanese market:
•A ¥5.0 billion, or $33.1 million, credit facility is currently set to mature on December 30, 2025. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on Tokyo Interbank Offered Rate (“TIBOR”) plus an applicable margin of 0.400%.
•A ¥10.0 billion, or $66.2 million, credit facility is currently set to mature on March 27, 2026. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.300%.
As of March 30, 2025 and September 29, 2024, we had no borrowings outstanding under these credit facilities.

Long-term Debt
Components of long-term debt including the associated interest rates and related estimated fair values by calendar maturity (in millions, except interest rates):

	Mar 30, 2025		Sep 29, 2024		Stated Interest Rate	Effective Interest Rate(1)
Issuance	Amount	Estimated Fair Value	Amount	Estimated Fair Value
August 2025 notes	$1,250.0	$1,246.8	$1,250.0	$1,243.4	3.800%	3.721%
February 2026 notes	1,000.0	1,002.6	1,000.0	1,008.3	4.750%	4.788%
June 2026 notes	500.0	488.6	500.0	486.8	2.450%	2.511%
February 2027 notes	1,000.0	1,008.1	1,000.0	1,017.8	4.850%	4.958%
March 2027 notes	500.0	477.1	500.0	477.1	2.000%	2.058%
March 2028 notes	600.0	584.7	600.0	590.3	3.500%	3.529%
November 2028 notes	750.0	737.2	750.0	748.4	4.000%	3.958%
August 2029 notes(2)	1,000.0	959.8	1,000.0	977.3	3.550%	3.840%
March 2030 notes	750.0	668.9	750.0	679.0	2.250%	3.084%
November 2030 notes	1,250.0	1,112.9	1,250.0	1,135.4	2.550%	2.582%
February 2031 notes	500.0	504.9	500.0	520.8	4.900%	5.046%
February 2032 notes	1,000.0	889.0	1,000.0	912.0	3.000%	3.155%
February 2033 notes	500.0	495.1	500.0	513.1	4.800%	3.798%
February 2034 notes	500.0	496.5	500.0	515.0	5.000%	5.127%
June 2045 notes	350.0	285.0	350.0	308.5	4.300%	4.348%
December 2047 notes	500.0	370.6	500.0	398.8	3.750%	3.765%
November 2048 notes	1,000.0	831.9	1,000.0	903.4	4.500%	4.504%
August 2049 notes	1,000.0	818.9	1,000.0	889.0	4.450%	4.447%
March 2050 notes	500.0	335.8	500.0	367.9	3.350%	3.362%
November 2050 notes	1,250.0	868.5	1,250.0	954.4	3.500%	3.528%
Total	15,700.0	14,182.9	15,700.0	14,646.7
Aggregate debt issuance costs and unamortized premium/(discount), net	(106.6)		(113.8)
Hedge accounting fair value adjustment(2)	(21.6)		(17.8)
Total	$15,571.8		$15,568.4
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
The following table summarizes our long-term debt maturities as of March 30, 2025 by fiscal year (in millions):

Fiscal Year	Total
2025	$1,250.0
2026	1,500.0
2027	1,500.0
2028	600.0
2029	1,750.0
Thereafter	9,100.0
Total	$15,700.0

Note 9: Leases
The components of lease costs (in millions):

	Quarter Ended		Two Quarters Ended
	Mar 30, 2025	Mar 31, 2024	Mar 30, 2025	Mar 31, 2024
Operating lease costs(1)	$458.4	$424.1	$917.2	$841.5
Variable lease costs	297.5	271.7	590.9	543.6
Short-term lease costs	5.3	7.2	10.8	14.9
Total lease costs	$761.2	$703.0	$1,518.9	$1,400.0
(1)Includes immaterial amounts of sublease income and rent concessions.
The following table includes supplemental information (in millions):

	Two Quarters Ended
	Mar 30, 2025	Mar 31, 2024
Cash paid related to operating lease liabilities	$928.8	$778.8
Operating lease liabilities arising from obtaining right-of-use assets(1)	1,076.6	980.5

	Mar 30, 2025	Mar 31, 2024
Weighted-average remaining operating lease term	8.6 years	8.6 years
Weighted-average operating lease discount rate	3.6%	3.2%
(1)Includes leases obtained in the acquisition of 23.5 Degrees Topco Limited in the first quarter of fiscal 2025.
Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued liabilities and other long-term liabilities on the consolidated balance sheets. These balances were not material as of March 30, 2025 and September 29, 2024. Finance lease costs were also immaterial for the quarters ended March 30, 2025 and March 31, 2024.
Minimum future maturities of operating lease liabilities (in millions):

Fiscal Year	Total
2025 (excluding the two quarters ended March 30, 2025)	$932.7
2026	1,796.3
2027	1,630.6
2028	1,434.9
2029	1,251.3
Thereafter	5,188.9
Total lease payments	12,234.7
Less imputed interest	(1,797.0)
Total	$10,437.7
As of March 30, 2025, we have entered into operating leases that have not yet commenced of $1.5 billion, primarily related to real estate leases. These leases will commence between fiscal year 2025 and fiscal year 2029 with lease terms ranging from five years to twenty years.
Note 10: Deferred Revenue
Our deferred revenue primarily consists of the prepaid royalty from Nestlé, for which we have continuing performance obligations to support the Global Coffee Alliance, our unredeemed stored value card liability, and unredeemed loyalty points (“Stars”) associated with our loyalty program.
As of March 30, 2025, the current and long-term deferred revenue related to the Nestlé up-front payment was $177.0 million and $5.7 billion, respectively. As of September 29, 2024, the current and long-term deferred revenue related to the Nestlé up-front payment was $177.0 million and $5.8 billion, respectively. During each of the quarters ended March 30, 2025 and March 31, 2024, we recognized $44.1 million of prepaid royalty revenue related to Nestlé. During each of the two quarters ended March 30, 2025 and March 31, 2024, we recognized $88.2 million of prepaid royalty revenue related to Nestlé.

Changes in our deferred revenue balance related to our stored value cards and loyalty program (in millions):

Quarter Ended March 30, 2025	Total
Stored value cards and loyalty program at December 29, 2024	$2,213.1
Revenue deferred - card activations, card reloads and Stars earned	3,496.8
Revenue recognized - card and Stars redemptions and breakage	(3,862.9)
Other(1)	6.2
Stored value cards and loyalty program at March 30, 2025(2)	$1,853.2

Quarter Ended March 31, 2024	Total
Stored value cards and loyalty program at December 31, 2023	$2,169.7
Revenue deferred - card activations, card reloads and Stars earned	3,456.5
Revenue recognized - card and Stars redemptions and breakage	(3,792.4)
Other(1)	(14.9)
Stored value cards and loyalty program at March 31, 2024(2)	$1,818.9

Two Quarters Ended March 30, 2025	Total
Stored value cards and loyalty program at September 29, 2024	$1,718.7
Revenue deferred - card activations, card reloads and Stars earned	7,911.2
Revenue recognized - card and Stars redemptions and breakage	(7,755.8)
Other(1)	(20.9)
Stored value cards and loyalty program at March 30, 2025(2)	$1,853.2

Two Quarters Ended March 31, 2024	Total
Stored value cards and loyalty program at October 1, 2023	$1,567.5
Revenue deferred - card activations, card reloads and Stars earned	8,143.7
Revenue recognized - card and Stars redemptions and breakage	(7,890.8)
Other(1)	(1.5)
Stored value cards and loyalty program at March 31, 2024(2)	$1,818.9
(1)“Other” primarily consists of changes in the stored value cards and loyalty program balances resulting from foreign currency translation.
(2)As of March 30, 2025 and March 31, 2024, approximately $1.7 billion of these amounts were current.

Note 11:     Equity
Changes in AOCI by component, net of tax (in millions):

Quarter Ended	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
March 30, 2025
Net gains/(losses) in AOCI, beginning of period	$(3.7)	$94.2	$382.1	$(1,056.2)	$(583.6)
Net gains/(losses) recognized in OCI before reclassifications	1.7	(4.9)	9.8	90.6	97.2
Net (gains)/losses reclassified from AOCI to earnings	0.2	(22.0)	(20.8)	—	(42.6)
Other comprehensive income/(loss) attributable to Starbucks	1.9	(26.9)	(11.0)	90.6	54.6
Net gains/(losses) in AOCI, end of period	$(1.8)	$67.3	$371.1	$(965.6)	$(529.0)

March 31, 2024
Net gains/(losses) in AOCI, beginning of period	$(7.9)	$15.7	$217.7	$(783.3)	$(557.8)
Net gains/(losses) recognized in OCI before reclassifications	(0.3)	27.1	69.2	(150.0)	(54.0)
Net (gains)/losses reclassified from AOCI to earnings	0.3	(2.2)	(7.7)	—	(9.6)
Other comprehensive income/(loss) attributable to Starbucks	—	24.9	61.5	(150.0)	(63.6)
Other comprehensive income/(loss) attributable to NCI	—	—	—	(0.1)	(0.1)
Net gains/(losses) in AOCI, end of period	$(7.9)	$40.6	$279.2	$(933.4)	$(621.5)

Two Quarters Ended	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
March 30, 2025
Net gains/(losses) in AOCI, beginning of period	$(2.3)	$70.5	$247.7	$(744.7)	$(428.8)
Net gains/(losses) recognized in OCI before reclassifications	0.1	46.6	164.9	(220.6)	(9.0)
Net (gains)/losses reclassified from AOCI to earnings	0.4	(49.8)	(41.5)	—	(90.9)
Other comprehensive income/(loss) attributable to Starbucks	0.5	(3.2)	123.4	(220.6)	(99.9)
Other comprehensive income/(loss) attributable to NCI	—	—	—	(0.3)	(0.3)
Net gains/(losses) in AOCI, end of period	$(1.8)	$67.3	$371.1	$(965.6)	$(529.0)

March 31, 2024
Net gains/(losses) in AOCI, beginning of period	$(12.3)	$(47.5)	$243.3	$(961.7)	$(778.2)
Net gains/(losses) recognized in OCI before reclassifications	3.9	60.7	50.3	28.2	143.1
Net (gains)/losses reclassified from AOCI to earnings	0.5	27.4	(14.4)	—	13.5
Other comprehensive income/(loss) attributable to Starbucks	4.4	88.1	35.9	28.2	156.6
Other comprehensive income/(loss) attributable to NCI	—	—	—	0.1	0.1
Net gains/(losses) in AOCI, end of period	$(7.9)	$40.6	$279.2	$(933.4)	$(621.5)

Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):

Quarter Ended
AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Mar 30, 2025	Mar 31, 2024
Gains/(losses) on available-for-sale debt securities	$(0.2)	$(0.4)	Interest income and other, net
Gains/(losses) on cash flow hedges	27.0	3.8	Please refer to Note 3, Derivative Financial Instruments for additional information.
Gains/(losses) on net investment hedges	27.7	10.2	Interest expense
	54.5	13.6	Total before tax
	(11.9)	(4.0)	Tax (expense)/benefit
	$42.6	$9.6	Net of tax

Two Quarters Ended
AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Mar 30, 2025	Mar 31, 2024
Gains/(losses) on available-for-sale debt securities	$(0.4)	$(0.7)	Interest income and other, net
Gains/(losses) on cash flow hedges	66.4	(29.7)	Please refer to Note 3, Derivative Financial Instruments for additional information.
Gains/(losses) on net investment hedges	55.4	19.1	Interest expense
	121.4	(11.3)	Total before tax
	(30.5)	(2.2)	Tax (expense)/benefit
	$90.9	$(13.5)	Net of tax

In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, we have 7.5 million shares of authorized preferred stock, none of which was outstanding as of March 30, 2025.
During the two quarters ended March 30, 2025, we made no share repurchases. During the two quarters ended March 31, 2024, we repurchased 12.8 million shares of common stock on the open market for $1,250.1 million. As of March 30, 2025, 29.8 million shares remained available for repurchase under current authorizations.
During the second quarter of fiscal 2025, our Board of Directors approved a quarterly cash dividend to shareholders of $0.61 per share to be paid on May 30, 2025 to shareholders of record as of the close of business on May 16, 2025.
Note 12: Employee Stock Plans
As of March 30, 2025, there were 75.3 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 9.4 million shares available for issuance under our employee stock purchase plan.
Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended		Two Quarters Ended
	Mar 30, 2025	Mar 31, 2024	Mar 30, 2025	Mar 31, 2024
Restricted Stock Units (“RSUs”)	$77.8	$78.3	$178.3	$173.2
Options	—	(0.1)	—	(0.2)
Total stock-based compensation expense	$77.8	$78.2	$178.3	$173.0

Stock option and RSU transactions from September 29, 2024 through March 30, 2025 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, September 29, 2024	0.9	8.7
Granted	—	4.4
Options exercised/RSUs vested	(0.3)	(2.9)
Forfeited/expired	—	(1.4)
Options outstanding/Nonvested RSUs, March 30, 2025	0.6	8.8
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of March 30, 2025	$—	$347.5
Note 13: Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended		Two Quarters Ended
	Mar 30, 2025	Mar 31, 2024	Mar 30, 2025	Mar 31, 2024
Net earnings attributable to Starbucks	$384.2	$772.4	$1,165.0	$1,796.8
Weighted average common shares outstanding (for basic calculation)	1,136.0	1,132.4	1,135.3	1,134.5
Dilutive effect of outstanding common stock options and RSUs	4.0	3.0	3.9	3.5
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,140.0	1,135.4	1,139.2	1,138.0
EPS — basic	$0.34	$0.68	$1.03	$1.58
EPS — diluted	$0.34	$0.68	$1.02	$1.58
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
Consolidated revenue mix by product type (in millions):

	Quarter Ended				Two Quarters Ended
	Mar 30, 2025		Mar 31, 2024		Mar 30, 2025		Mar 31, 2024
Beverage(1)	$5,293.6	60%	$5,160.6	60%	$10,971.6	60%	$10,856.4	60%
Food(2)	1,691.9	19%	1,583.0	18%	3,482.3	19%	3,339.9	19%
Other(3)	1,776.1	21%	1,819.4	22%	3,705.5	21%	3,792.0	21%
Total	$8,761.6	100%	$8,563.0	100%	$18,159.4	100%	$17,988.3	100%
(1)“Beverage” represents sales within our company-operated stores.
(2)“Food” includes sales within our company-operated stores.
(3)“Other” primarily consists of packaged and single-serve coffees and teas, royalty and licensing revenues, beverage-related ingredients, and serveware, among other items.

The tables below present financial information for our reportable operating segments and Corporate and Other (in millions):
Quarter Ended

	North America	International	Channel Development	Corporate and Other	Total
March 30, 2025
Total net revenues	$6,472.7	$1,867.1	$409.0	$12.8	$8,761.6
Depreciation and amortization expenses	299.2	89.0	—	30.7	418.9
Income/(loss) from equity investees	—	(0.2)	59.3	—	59.1
Operating income/(loss)	$748.3	$217.0	$193.5	$(557.8)	$601.0

March 31, 2024
Total net revenues	$6,380.0	$1,757.3	$418.2	$7.5	$8,563.0
Depreciation and amortization expenses	257.1	84.3	—	30.5	371.9
Income/(loss) from equity investees	—	0.2	67.8	—	68.0
Operating income/(loss)	$1,148.3	$233.8	$216.3	$(499.5)	$1,098.9

Two Quarters Ended
	North America	International	Channel Development	Corporate and Other	Total
March 30, 2025
Total net revenues	$13,544.6	$3,738.4	$845.3	$31.1	$18,159.4
Depreciation and amortization expenses	588.1	178.1	—	60.0	826.2
Income from equity investees	—	(0.7)	106.2	—	105.5
Operating income/(loss)	$1,929.6	$454.1	$401.6	$(1,062.5)	$1,722.8

March 31, 2024
Total net revenues	$13,500.7	$3,603.6	$866.2	$17.8	$17,988.3
Depreciation and amortization expenses	507.5	168.3	—	61.4	737.2
Income from equity investees	—	0.3	123.5	—	123.8
Operating income/(loss)	$2,669.1	$475.3	$426.0	$(986.1)	$2,584.3
Note 16: Restructuring
In the fourth quarter of fiscal 2024, we announced our “Back to Starbucks” strategy, which was implemented with the goal to bring customers back to our stores and return to growth. As part of this strategy, during the second quarter of fiscal 2025, we further decided and announced our plan to restructure our support organization in an effort to operate more efficiently, increase accountability, reduce complexity, and drive better integration, which resulted in a reduction in our support partner workforce. During the quarter ended March 30, 2025, we recognized pre-tax restructuring charges of $116.2 million, primarily associated with partner severance costs. These costs were recorded to restructuring on our consolidated statement of earnings. As of March 30, 2025, approximately $69 million of severance costs remained in accrued payroll and benefits on our consolidated balance sheet.

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
Certain statements contained herein are “forward-looking” statements within the meaning of applicable securities laws and regulations. Generally, these statements can be identified by the use of words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. Our forward-looking statements, and the risks and uncertainties related thereto, include, but are not limited to, those described under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our most recently filed 10-K and 10-Q and in other reports we file with the SEC, as well as, among others:

• our ability to preserve, grow, and leverage our brands, including the risk of negative responses by consumers (such as boycotts or negative publicity campaigns), governmental actors (such as retaliatory or threatened legislative treatment or other actions), or other third parties who object to certain actions taken or not taken by the Company, whose responses could adversely affect our brand value;
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
• our dependence on the financial performance of our North America operating segment, and our increasing dependence on certain international markets;
• our anticipated cash requirements and operating expenses, including our anticipated total capital expenditures;
• inherent risks of operating a global business, including changing conditions in our markets, local factors affecting store openings, protectionist trade or foreign investment policies, such as tariffs and other trade controls, economic or trade sanctions, compliance with local laws and other regulations, and local labor policies and conditions, including labor strikes and work stoppages;
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

Introduction and Overview
Starbucks is the premier roaster, marketer, and retailer of specialty coffee globally, with a presence in 88 markets worldwide. As of March 30, 2025, Starbucks had more than 40,700 company-operated and licensed stores, an increase of 5% from the prior year. Additionally, we sell a variety of consumer-packaged goods, primarily through the Global Coffee Alliance established with Nestlé and other partnerships and joint ventures.
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
Starbucks results for the second quarter of fiscal 2025 showed continued early progress on our “Back to Starbucks” strategy, as we focus on future growth and stronger returns on invested capital. During the second quarter of fiscal 2025, consolidated net revenues increased 2% to $8.8 billion compared to $8.6 billion in the second quarter of fiscal 2024, primarily driven by incremental revenues from net new company-operated store openings over the past 12 months, partially offset by unfavorable foreign currency translation impacts and a decrease in global comparable store sales. During the quarter ended March 30, 2025, our global comparable store sales declined 1%, primarily driven by a 2% decline in the U.S. market, partially offset by a 2% improvement internationally. Specific to the U.S. market, the decrease in comparable store sales was driven by a 4% decrease in comparable transactions, partially offset by a 3% increase in average ticket, primarily due to annualization of pricing and fewer discounts in the current year. Consolidated operating margin contracted 590 basis points from the prior year to 6.9%, primarily driven by deleverage, additional labor, largely in support of “Back to Starbucks,” and restructuring costs related to simplifying our global support organization.
We expect that the balance of this fiscal year will bring some challenges as we navigate a dynamic macroeconomic environment, including tariffs and volatile coffee prices. In each case, we are actively monitoring and taking actions where necessary to mitigate potential financial impacts, including further diversifying and redirecting coffee shipments to minimize tariffs, and, with respect to shifting coffee prices, opportunistically building our supply and securing pricing. We are also evaluating our global store portfolio, new store pipeline, and operations, which may result in additional restructuring charges in the near term. Going forward, we will focus on greater new store returns and enhancing the coffeehouse experience for both our partners and customers, while also reducing new store build costs. Despite the challenging macroeconomic environment, we continue to feel confident in our “Back to Starbucks” strategy and will continue making intentional investments to stabilize the business and return to long-term, profitable growth.

Results of Operations (in millions)
Revenues

	Quarter Ended				Two Quarters Ended
	Mar 30, 2025	Mar 31, 2024	$ Change	% Change	Mar 30, 2025	Mar 31, 2024	$ Change	% Change
Company-operated stores	$7,285.0	$7,052.6	$232.4	3.3%	$15,070.3	$14,807.9	$262.4	1.8%
Licensed stores	1,016.0	1,054.5	(38.5)	(3.7)	2,151.7	2,246.6	(94.9)	(4.2)
Other	460.6	455.9	4.7	1.0	937.4	933.8	3.6	0.4
Total net revenues	$8,761.6	$8,563.0	$198.6	2.3%	$18,159.4	$17,988.3	$171.1	1.0%
For the quarter ended March 30, 2025 compared with the quarter ended March 31, 2024
Total net revenues for the second quarter of fiscal 2025 increased $199 million, primarily due to higher revenues from company-operated stores ($232 million), partially offset by a decrease in revenues from licensed stores ($39 million).
Company-operated store revenue increased $232 million, primarily driven by incremental revenues from 1,283 net new company-operated stores, or a 6% increase, over the past 12 months ($296 million), and incremental revenue from the conversion of 113 licensed stores to company-operated stores ($30 million) following the acquisition of 23.5 Degrees Topco Limited, a U.K. licensed business partner, during the first quarter of fiscal 2025. These increases in net revenue were partially offset by a 1% decrease in comparable store sales ($49 million), attributable to a 2% decrease in comparable transactions, partially offset by a 1% increase in average ticket, as well as unfavorable foreign currency translation impacts ($48 million).
Licensed stores revenue decreased $39 million, primarily driven by lower product and equipment sales to, and royalty revenues from, our licensees in our North America segment ($40 million), unfavorable foreign currency translation impacts ($11 million), and the impact of the acquisition of 23.5 Degrees Topco Limited ($8 million). These decreases in licensed stores revenue were partially offset by an increase in product sales to, and royalty revenues from, our licensees in our International segment ($25 million).
For the two quarters ended March 30, 2025 compared with the two quarters ended March 31, 2024
Total net revenues for the first two quarters of fiscal 2025 increased $171 million, primarily due to higher revenues from company-operated stores ($262 million), partially offset by a decrease in revenues from licensed stores ($95 million).
Company-operated store revenue increased $262 million, primarily driven by incremental revenues from 1,283 net new company-operated stores, or a 6% increase, over the past 12 months ($598 million) and incremental revenue from the conversion of 113 licensed stores to company-operated stores ($57 million) following the acquisition of 23.5 Degrees Topco Limited. These increases in net revenue were partially offset by a 2% decrease in comparable store sales ($331 million), attributable to a 4% decrease in comparable transactions, partially offset by a 2% increase in average ticket, as well as unfavorable foreign currency translation impacts ($66 million).
Licensed stores revenue decreased $95 million, primarily driven by lower product and equipment sales to, and royalty revenues from, our licensees in our North America segment ($74 million), unfavorable foreign currency translation impacts ($20 million), and the impact of the acquisition of 23.5 Degrees Topco Limited ($17 million). These decreases in licensed stores revenue were partially offset by an increase in product sales to, and royalty revenues from, our licensees in our International segment ($22 million).

Operating Expenses

	Quarter Ended					Two Quarters Ended
	Mar 30, 2025	Mar 31, 2024	$ Change	Mar 30, 2025	Mar 31, 2024	Mar 30, 2025	Mar 31, 2024	$ Change	Mar 30, 2025	Mar 31, 2024
				As a % of Total Net Revenues					As a % of Total Net Revenues
Product and distribution costs	$2,737.6	$2,648.7	$88.9	31.2%	30.9%	$5,631.3	$5,629.2	$2.1	31.0%	31.3%
Store operating expenses	4,176.0	3,724.1	451.9	47.7	43.5	8,379.1	7,575.6	803.5	46.1	42.1
Other operating expenses	138.7	132.8	5.9	1.6	1.6	291.3	283.2	8.1	1.6	1.6
Depreciation and amortization expenses	418.9	371.9	47.0	4.8	4.3	826.2	737.2	89.0	4.5	4.1
General and administrative expenses	632.3	654.6	(22.3)	7.2	7.6	1,298.0	1,302.6	(4.6)	7.1	7.2
Restructuring	116.2	—	116.2	1.3	—	116.2	—	116.2	0.6	—
Total operating expenses	8,219.7	7,532.1	687.6	93.8	88.0	16,542.1	15,527.8	1,014.3	91.1	86.3
Income from equity investees	59.1	68.0	(8.9)	0.7	0.8	105.5	123.8	(18.3)	0.6	0.7
Operating income	$601.0	$1,098.9	$(497.9)	6.9%	12.8%	$1,722.8	$2,584.3	$(861.5)	9.5%	14.4%
Store operating expenses as a % of company-operated stores revenue				57.3%	52.8%				55.6%	51.2%
For the quarter ended March 30, 2025 compared with the quarter ended March 31, 2024
Product and distribution costs as a percentage of total net revenues increased 30 basis points for the second quarter of fiscal 2025, primarily due to inflation and rising coffee prices (approximately 60 basis points), partially offset by supply chain efficiencies (approximately 50 basis points).
Store operating expenses as a percentage of total net revenues increased 420 basis points for the second quarter of fiscal 2025. Store operating expenses as a percentage of company-operated stores revenue increased 450 basis points, primarily due to deleverage (approximately 200 basis points) and additional labor, largely in support of “Back to Starbucks” (approximately 180 basis points).
Depreciation and amortization expenses as a percentage of total net revenues increased 50 basis points, primarily due to deleverage.
General and administrative expenses decreased $22 million, primarily due to lapping certain proxy solicitation and advisory services costs ($30 million).
Restructuring was $116 million, largely due to costs associated with simplifying our support organization, primarily severance costs, in support of our “Back to Starbucks” strategy.
The combination of these changes resulted in an overall decrease in operating margin of 590 basis points for the second quarter of fiscal 2025.
For the two quarters ended March 30, 2025 compared with the two quarters ended March 31, 2024
Product and distribution costs as a percentage of total net revenues decreased 30 basis points for the first two quarters of fiscal 2025, primarily due to supply chain efficiencies (approximately 60 basis points), partially offset by inflation and rising coffee prices (approximately 50 basis points).
Store operating expenses as a percentage of total net revenues increased 400 basis points for the first two quarters of fiscal 2025. Store operating expenses as a percentage of company-operated stores revenue increased 440 basis points, primarily due to deleverage (approximately 230 basis points) and additional labor, largely in support of “Back to Starbucks” (approximately 160 basis points).
Depreciation and amortization expenses as a percentage of total net revenues increased 40 basis points, primarily due to deleverage.

General and administrative expenses decreased $5 million, primarily due to lapping certain proxy solicitation and advisory services costs ($30 million), partially offset by increased costs to support leadership transitions ($22 million).
Restructuring was $116 million, largely due to costs associated with simplifying our support organization, primarily severance costs, in support of our “Back to Starbucks” strategy.
Income from equity investees decreased $18 million, primarily due to lower income from our North American Coffee Partnership joint venture.
The combination of these changes resulted in an overall decrease in operating margin of 490 basis points for the first two quarters of fiscal 2025.
Other Income and Expenses

	Quarter Ended					Two Quarters Ended
	Mar 30, 2025	Mar 31, 2024	$ Change	Mar 30, 2025	Mar 31, 2024	Mar 30, 2025	Mar 31, 2024	$ Change	Mar 30, 2025	Mar 31, 2024
				As a % of Total Net Revenues					As a % of Total Net Revenues
Operating income	$601.0	$1,098.9	$(497.9)	6.9%	12.8%	$1,722.8	$2,584.3	$(861.5)	9.5%	14.4%
Interest income and other, net	28.4	34.1	(5.7)	0.3	0.4	56.2	67.9	(11.7)	0.3	0.4
Interest expense	(127.3)	(140.6)	13.3	(1.5)	(1.6)	(254.5)	(280.7)	26.2	(1.4)	(1.6)
Earnings before income taxes	502.1	992.4	(490.3)	5.7	11.6	1,524.5	2,371.5	(847.0)	8.4	13.2
Income tax expense	118.0	219.9	(101.9)	1.3	2.6	359.4	574.6	(215.2)	2.0	3.2
Net earnings including noncontrolling interests	384.1	772.5	(388.4)	4.4	9.0	1,165.1	1,796.9	(631.8)	6.4	10.0
Net earnings/(loss) attributable to noncontrolling interests	(0.1)	0.1	(0.2)	0.0	0.0	0.1	0.1	—	0.0	0.0
Net earnings attributable to Starbucks	$384.2	$772.4	$(388.2)	4.4%	9.0%	$1,165.0	$1,796.8	$(631.8)	6.4%	10.0%
Effective tax rate including noncontrolling interests				23.5%	22.2%				23.6%	24.2%

For the quarter ended March 30, 2025 compared with the quarter ended March 31, 2024
Interest income and other, net, decreased $6 million, primarily due to lower interest rates in the current year.
Interest expense decreased $13 million, primarily due to savings from cross-currency interest rate hedging, partially offset by higher interest rates on refinanced long-term debt.
The effective tax rate for the quarter ended March 30, 2025 was 23.5% compared to 22.2% for the same period in fiscal 2024. The increase was primarily due to lapping the election of an alternative tax approach in a certain foreign jurisdiction that resulted in a tax benefit in the second quarter of fiscal 2024 (approximately 300 basis points), partially offset by the effect of lower pre-tax earnings and the proportionate impacts from certain permanent differences and discrete items.
For the two quarters ended March 30, 2025 compared with the two quarters ended March 31, 2024
Interest income and other, net, decreased $12 million, primarily due to lower interest rates in the current year.
Interest expense decreased $26 million, primarily due to savings from cross-currency interest rate hedging, partially offset by higher interest rates on refinanced long-term debt.
The effective tax rate for the first two quarters ended March 30, 2025 was 23.6% compared to 24.2% for the same period in fiscal 2024. The decrease was primarily due to the discrete impact of a tax status change for a certain foreign entity

(approximately 200 basis points), partially offset by lapping the election of an alternative tax approach in a certain foreign jurisdiction that resulted in a tax benefit in the second quarter of fiscal 2024 (approximately 130 basis points).

Segment Information
Results of operations by segment (in millions):
North America

	Quarter Ended					Two Quarters Ended
	Mar 30, 2025	Mar 31, 2024	$ Change	Mar 30, 2025	Mar 31, 2024	Mar 30, 2025	Mar 31, 2024	$ Change	Mar 30, 2025	Mar 31, 2024
				As a % of North America Total Net Revenues					As a % of North America Total Net Revenues
Net revenues:
Company-operated stores	$5,861.7	$5,724.5	$137.2	90.6%	89.7%	$12,229.5	$12,105.7	$123.8	90.3%	89.7%
Licensed stores	610.3	654.8	(44.5)	9.4	10.3	1,313.0	1,392.7	(79.7)	9.7	10.3
Other	0.7	0.7	—	0.0	0.0	2.1	2.3	(0.2)	0.0	0.0
Total net revenues	6,472.7	6,380.0	92.7	100.0	100.0	13,544.6	13,500.7	43.9	100.0	100.0
Product and distribution costs	1,807.1	1,767.7	39.4	27.9	27.7	3,774.6	3,791.6	(17.0)	27.9	28.1
Store operating expenses	3,431.6	3,037.4	394.2	53.0	47.6	6,890.1	6,185.1	705.0	50.9	45.8
Other operating expenses	68.6	67.1	1.5	1.1	1.1	147.0	144.5	2.5	1.1	1.1
Depreciation and amortization expenses	299.2	257.1	42.1	4.6	4.0	588.1	507.5	80.6	4.3	3.8
General and administrative expenses	96.6	102.4	(5.8)	1.5	1.6	193.9	202.9	(9.0)	1.4	1.5
Restructuring	21.3	—	21.3	0.3	—	21.3	—	21.3	0.2	0.0
Total operating expenses	5,724.4	5,231.7	492.7	88.4	82.0	11,615.0	10,831.6	783.4	85.8	80.2
Operating income	$748.3	$1,148.3	$(400.0)	11.6%	18.0%	$1,929.6	$2,669.1	$(739.5)	14.2%	19.8%
Store operating expenses as a % of company-operated stores revenue				58.5%	53.1%				56.3%	51.1%

For the quarter ended March 30, 2025 compared with the quarter ended March 31, 2024
Revenues
North America total net revenues for the second quarter of fiscal 2025 increased $93 million, or 1%, primarily driven by net new company-operated store growth of 5%, or 504 stores, over the past 12 months ($226 million). This growth was partially offset by a net 1% decrease in comparable store sales ($70 million), driven by a 4% decrease in comparable transactions, partially offset by a 3% increase in average ticket, primarily due to annualization of prior year pricing and fewer discounts in the current year. Also contributing were lower product and equipment sales to, and royalty revenues from, our licensees ($40 million).
Operating Margin
North America operating income for the second quarter of fiscal 2025 decreased 35% to $748 million, compared to $1.1 billion in the second quarter of fiscal 2024. Operating margin contracted 640 basis points to 11.6%, primarily driven by deleverage (approximately 300 basis points) and additional labor, largely in support of “Back to Starbucks” (approximately 230 basis points).

For the two quarters ended March 30, 2025 compared with the two quarters ended March 31, 2024
Revenues
North America total net revenues for the first two quarters of fiscal 2025 increased $44 million primarily driven by net new company-operated store growth 5%, or 504 stores, over the past 12 months ($456 million). This growth was partially offset by a a net 3% decrease in comparable store sales ($304 million) driven by a 6% decrease in comparable transactions, partially offset by a 3% increase in average ticket, primarily due to annualization of prior year pricing and fewer discounts in the current year. Also contributing were lower product and equipment sales to, and royalty revenues from, our licensees ($74 million).
Operating Margin
North America operating income for the first two quarters of fiscal 2025 decreased 28% to $1.9 billion, compared to $2.7 billion in the first two quarters of fiscal 2024. Operating margin contracted 560 basis points to 14.2%, primarily driven by deleverage (approximately 330 basis points) and additional labor, largely in support of “Back to Starbucks” (approximately 190 basis points).
International

	Quarter Ended					Two Quarters Ended
	Mar 30, 2025	Mar 31, 2024	$ Change	Mar 30, 2025	Mar 31, 2024	Mar 30, 2025	Mar 31, 2024	$ Change	Mar 30, 2025	Mar 31, 2024
				As a % of International Total Net Revenues					As a % of International Total Net Revenues
Net revenues:
Company-operated stores	$1,423.3	$1,328.1	$95.2	76.2%	75.6%	$2,840.8	$2,702.2	$138.6	76.0%	75.0%
Licensed stores	405.7	399.7	6.0	21.7	22.7	838.7	853.9	(15.2)	22.4	23.7
Other	38.1	29.5	8.6	2.0	1.7	58.9	47.5	11.4	1.6	1.3
Total net revenues	1,867.1	1,757.3	109.8	100.0	100.0	3,738.4	3,603.6	134.8	100.0	100.0
Product and distribution costs	659.8	619.8	40.0	35.3	35.3	1,306.8	1,286.4	20.4	35.0	35.7
Store operating expenses	744.4	686.7	57.7	39.9	39.1	1,489.0	1,390.5	98.5	39.8	38.6
Other operating expenses	55.1	50.0	5.1	3.0	2.8	115.7	110.1	5.6	3.1	3.1
Depreciation and amortization expenses	89.0	84.3	4.7	4.8	4.8	178.1	168.3	9.8	4.8	4.7
General and administrative expenses	84.8	82.9	1.9	4.5	4.7	177.2	173.3	3.9	4.7	4.8
Restructuring	16.8	—	16.8	0.9	—	16.8	—	16.8	0.4	—
Total operating expenses	1,649.9	1,523.7	126.2	88.4	86.7	3,283.6	3,128.6	155.0	87.8	86.8
Income/(loss) from equity investees	(0.2)	0.2	(0.4)	0.0	0.0	(0.7)	0.3	(1.0)	0.0	0.0
Operating income	$217.0	$233.8	$(16.8)	11.6%	13.3%	$454.1	$475.3	$(21.2)	12.1%	13.2%
Store operating expenses as a % of company-operated stores revenue				52.3%	51.7%				52.4%	51.5%
For the quarter ended March 30, 2025 compared with the quarter ended March 31, 2024
Revenues
International total net revenues for the second quarter of fiscal 2025 increased $110 million, or 6%, primarily due to net new company-operated store growth of 8%, or 779 stores, over the past 12 months ($70 million) and higher product sales to, and royalty revenues from, our licensees ($25 million), primarily due to the opening of 497 net new licensed stores over the past 12 months. Also contributing to the increase in revenues was the incremental net revenue from the conversion of 113 licensed stores to company-operated stores ($22 million) following the acquisition of 23.5 Degrees Topco Limited, a U.K. licensed business partner, during the first quarter of fiscal 2025, in addition to a 2% increase in comparable stores sales ($21 million), driven by a 3% increase in comparable transactions, partially offset by a 1% decrease in average ticket. These increases were partially offset by unfavorable foreign currency translation impacts ($39 million).
Operating Margin
International operating income for the second quarter of fiscal 2025 decreased 7% to $217 million, compared to $234 million in the second quarter of fiscal 2024. Operating margin contracted 170 basis points to 11.6%, primarily due to increased promotional activity (approximately 200 basis points) and restructuring costs (approximately 90 basis points), partially offset by leverage (approximately 170 basis points).
For the two quarters ended March 30, 2025 compared with the two quarters ended March 31, 2024
Revenues
International total net revenues for the first two quarters of fiscal 2025 increased $135 million, or 4%, primarily due to net new company-operated store growth of 8%, or 779 stores, over the past 12 months ($142 million), and the incremental net revenue from the conversion of 113 licensed stores to company-operated stores ($41 million) following the acquisition of 23.5 Degrees Topco Limited during the first quarter of fiscal 2025. Also contributing to the increase in revenues were higher product sales to, and royalty revenues from, our licensees ($22 million), primarily due to the opening of 497 net new licensed stores over the past 12 months. These increases were partially offset by unfavorable foreign currency translation impacts ($55 million), as well as a 1% decrease in comparable store sales ($27 million), driven by a 2% decrease in average ticket, partially offset by a 1% increase in comparable transactions.
Operating Margin
International operating income for the first two quarters of fiscal 2025 decreased 4% to $454 million, compared to $475 million in the first two quarters of fiscal 2024. Operating margin contracted 110 basis points to 12.1%, primarily due to increased promotional activity (approximately 190 basis points), partially offset by leverage (approximately 80 basis points).

Channel Development

	Quarter Ended					Two Quarters Ended
	Mar 30, 2025	Mar 31, 2024	$ Change	Mar 30, 2025	Mar 31, 2024	Mar 30, 2025	Mar 31, 2024	$ Change	Mar 30, 2025	Mar 31, 2024
				As a % of Channel Development Total Net Revenues					As a % of Channel Development Total Net Revenues
Net revenues	$409.0	$418.2	$(9.2)			$845.3	$866.2	$(20.9)
Product and distribution costs	257.7	252.6	5.1	63.0%	60.4%	517.5	531.5	(14.0)	61.2%	61.4%
Other operating expenses	15.0	15.2	(0.2)	3.7	3.6	28.4	28.0	0.4	3.4	3.2
Depreciation and amortization expenses	0.0	—	0.0	0.0	—	0.0	—	0.0	—	—
General and administrative expenses	1.2	1.9	(0.7)	0.3	0.5	3.1	4.2	(1.1)	0.4	0.5
Restructuring	0.9	—	0.9	0.2	—	0.9	—	0.9	0.1	—
Total operating expenses	274.8	269.7	5.1	67.2	64.5	549.9	563.7	(13.8)	65.1	65.1
Income from equity investees	59.3	67.8	(8.5)	14.5	16.2	106.2	123.5	(17.3)	12.6	14.3
Operating income	$193.5	$216.3	$(22.8)	47.3%	51.7%	$401.6	$426.0	$(24.4)	47.5%	49.2%
For the quarter ended March 30, 2025 compared with the quarter ended March 31, 2024

Revenues
Channel Development total net revenues for the second quarter of fiscal 2025 decreased $9 million, or 2%, primarily due to a decline in revenue in the Global Coffee Alliance ($11 million), partially offset by higher revenue in our global ready-to-drink business ($5 million).
Operating Margin
Channel Development operating income for the second quarter of fiscal 2025 decreased 11% to $194 million, compared to $216 million in the second quarter of fiscal 2024. Operating margin contracted 440 basis points to 47.3%, primarily driven by higher product costs related to the Global Coffee Alliance (approximately 390 basis points) and a decline in our North American Coffee Partnership joint venture income (approximately 170 basis points), partially offset by mix shift (approximately 160 basis points).
For the two quarters ended March 30, 2025 compared with the two quarters ended March 31, 2024
Revenues
Channel Development total net revenues for the first two quarters of fiscal 2025 decreased $21 million, or 2%, primarily due to a decline in revenue in the Global Coffee Alliance ($18 million) and decreased ingredient sales to our North American Coffee Partnership joint venture ($10 million), partially offset by higher revenue in our global ready-to-drink business ($12 million).
Operating Margin
Channel Development operating income for the first two quarters of fiscal 2025 decreased 6% to $402 million, compared to $426 million in the first two quarters of fiscal 2024. Operating margin contracted 170 basis points to 47.5%, primarily driven by a decline in our North American Coffee Partnership joint venture income.
Corporate and Other

	Quarter Ended				Two Quarters Ended
	Mar 30, 2025	Mar 31, 2024	$ Change	% Change	Mar 30, 2025	Mar 31, 2024	$ Change	% Change
Net revenues:
Other	$12.8	$7.5	$5.3	70.7%	$31.1	$17.8	$13.3	74.7%
Total net revenues	12.8	7.5	5.3	70.7	31.1	17.8	13.3	74.7
Product and distribution costs	13.0	8.6	4.4	51.2	32.4	19.7	12.7	64.5
Other operating expenses	0.0	0.5	(0.5)	nm	0.2	0.6	(0.4)	(66.7)
Depreciation and amortization expenses	30.7	30.5	0.2	0.7	60.0	61.4	(1.4)	(2.3)
General and administrative expenses	449.7	467.4	(17.7)	(3.8)	923.8	922.2	1.6	0.2
Restructuring	77.2	—	77.2	nm	77.2	—	77.2	nm
Total operating expenses	570.6	507.0	63.6	12.5	1,093.6	1,003.9	89.7	8.9
Operating loss	$(557.8)	$(499.5)	$(58.3)	11.7%	$(1,062.5)	$(986.1)	$(76.4)	7.7%
Corporate and Other primarily consists of our unallocated corporate expenses. Unallocated corporate expenses include corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments.
For the quarter ended March 30, 2025 compared with the quarter ended March 31, 2024
Corporate and Other operating loss increased 12% to $558 million for the second quarter of fiscal 2025 compared to $500 million for the second quarter of fiscal 2024, largely due to costs associated with restructuring our support organization, primarily severance costs, in support of our “Back to Starbucks” strategy.
For the two quarters ended March 30, 2025 compared with the two quarters ended March 31, 2024
Corporate and Other operating loss increased 8% to $1.1 billion for the first two quarters of fiscal 2025 compared to $986 million for the first two quarters of fiscal 2024, largely due to costs associated with restructuring our support organization, primarily severance costs, in support of our “Back to Starbucks” strategy.

Quarterly Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) and transferred during the period
	Quarter Ended		Two Quarters Ended		Stores open as of
	Mar 30, 2025	Mar 31, 2024	Mar 30, 2025	Mar 31, 2024	Mar 30, 2025	Mar 31, 2024
North America
Company-operated stores	89	112	170	199	11,331	10,827
Licensed stores	1	22	33	56	7,296	7,238
Total North America	90	134	203	255	18,627	18,065
International
Company-operated stores(1)	91	132	317	318	10,174	9,282
Licensed stores(1)	32	98	70	340	11,988	11,604
Total International	123	230	387	658	22,162	20,886
Total Company	213	364	590	913	40,789	38,951
(1)Net stores opened/(closed) and transferred during the period, for the two quarters ended March 30, 2025, includes the conversion of 113 licensed stores to company-operated stores following the acquisition of 23.5 Degrees Topco Limited during the first quarter of fiscal 2025.
Financial Condition, Liquidity, and Capital Resources
Cash and Investment Overview
Our cash and investments were $3.2 billion as of March 30, 2025 and $3.8 billion as of September 29, 2024. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, fund acquisitions, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate debt securities and government treasury securities (domestic and foreign), as well as principal-protected structured deposits. As of March 30, 2025, approximately $2.0 billion of cash and short-term investments were held in foreign subsidiaries.
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
The 2021 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of March 30, 2025, we were in compliance with all applicable covenants. No amounts were outstanding under our 2021 credit facility as of March 30, 2025 or September 29, 2024.
Commercial Paper
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our 2021 credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures, and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock, and share repurchases. We had no borrowings outstanding under our commercial paper program as of March 30, 2025 and September 29, 2024. Our total available contractual borrowing capacity for general corporate purposes was $3.0 billion as of the end of our second quarter of fiscal 2025.
Credit Facilities in Japan
Additionally, we hold the following Japanese yen-denominated credit facilities that are available for working capital needs and capital expenditures within our Japanese market.
•A ¥5.0 billion, or $33.1 million, credit facility is currently set to mature on December 30, 2025. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.400%.
•A ¥10.0 billion, or $66.2 million, credit facility is currently set to mature on March 27, 2026. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.300%.
As of March 30, 2025 and September 29, 2024, we had no borrowings outstanding under these credit facilities.
See Note 8, Debt, to the consolidated financial statements included in Item 1 of Part I of this 10-Q for details of the components of our long-term debt.
Our ability to incur new liens and conduct sale and leaseback transactions on certain material properties is subject to compliance with terms of the indentures under which the long-term notes were issued. As of March 30, 2025, we were in compliance with all applicable covenants.
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
During the second quarter of fiscal 2025, our Board of Directors approved a quarterly cash dividend to shareholders of $0.61 per share to be paid on May 30, 2025 to shareholders of record as of the close of business on May 16, 2025.
During the two quarters ended March 30, 2025, we made no common stock share repurchases. As of March 30, 2025, 29.8 million shares remained available for repurchase under current authorizations.
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
Cash Flows
Net cash provided by operating activities was $2.4 billion for the first two quarters of fiscal 2025, compared to $2.9 billion for the same period in fiscal 2024. The change was primarily due to a decrease in net earnings of $632 million and a net increase of $346 million in inventories, which was primarily driven by green coffee, partially offset by a net decrease of $391 million in accounts payable, primarily due to payment timing.
Net cash used in investing activities totaled $1.5 billion for the first two quarters of fiscal 2025, compared to $1.3 billion for the same period in fiscal 2024. The change was primarily due to the acquisition of 23.5 Degrees Topco Limited and a net decrease of $56 million in cash provided by investment activity, primarily structured deposit investments.
Net cash used in financing activities for the first two quarters of fiscal 2025 totaled $1.4 billion, compared to $2.4 billion for the same period in fiscal 2024. The change was primarily due to no current year issuances or repayments of long-term debt and no current year share repurchases of our common stock compared to the prior year.
Commodity Prices, Availability and General Risk Conditions
Commodity price risk represents our primary market risk, generated by our purchases of green coffee and dairy products, among other items. We purchase, roast, and sell high-quality arabica coffee and related products, and risk arises from the price volatility of green coffee. In addition to coffee, we also purchase significant amounts of dairy products to support the needs of our company-operated stores. The price and availability of these commodities, including recent increases in green coffee prices, directly impact our results of operations, and we expect commodity prices, particularly coffee, to continue to impact future results of operations. For additional details, see Product Supply in Part 1, Item 1 of the 10-K, as well as Risk Factors in Part I, Item 1A of the 10-K.
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
During the second quarter of fiscal 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (March 30, 2025).
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Shares under our ongoing share repurchase program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or through privately negotiated transactions. The timing, manner, price, and amount of repurchases will be determined at our discretion and the share repurchase program may be suspended, terminated, or modified at any time for any reason. During the second fiscal quarter ended March 30, 2025, there was no share repurchase activity.
Item 3.Defaults upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended March 30, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6.Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	000-20322	4/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through March 17, 2021)	8-K	000-20322	3/19/2021	3.1
10.1	Offer Letter, dated February 27, 2025, by and between Starbucks Corporation and Cathy R. Smith	8-K	000-20322	3/4/2025	10.1
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—
101	The following financial statements from the Company’s 10-Q for the fiscal quarter ended March 30, 2025, formatted in iXBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements	—	—	—	—	X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	—	—	—	—	X

* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
April 29, 2025

STARBUCKS CORPORATION

By:	/s/ Cathy R. Smith
Cathy R. Smith
executive vice president, chief financial officer
Signing on behalf of the registrant and as principal financial officer