Form 10-Q
period 2025-06-29
STARBUCKS CORP
filed 2025-07-29
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 29, 2025
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

Shares Outstanding as of July 23, 2025
1,136.7 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended June 29, 2025

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data, unaudited)

	Quarter Ended		Three Quarters Ended
	Jun 29, 2025	Jun 30, 2024	Jun 29, 2025	Jun 30, 2024
Net revenues:
Company-operated stores	$7,812.5	$7,516.0	$22,882.9	$22,323.8
Licensed stores	1,105.6	1,129.0	3,257.3	3,375.7
Other	537.9	468.9	1,475.2	1,402.8
Total net revenues	9,456.0	9,113.9	27,615.4	27,102.3
Product and distribution costs	2,955.5	2,740.9	8,586.8	8,370.2
Store operating expenses	4,344.8	3,829.1	12,723.9	11,404.7
Other operating expenses	151.6	143.9	442.8	427.1
Depreciation and amortization expenses	427.6	380.4	1,254.0	1,117.6
General and administrative expenses	677.2	576.0	1,975.2	1,878.6
Restructuring	20.8	—	137.0	—
Total operating expenses	8,577.5	7,670.3	25,119.7	23,198.2
Income from equity investees	57.1	73.9	162.7	197.8
Operating income	935.6	1,517.5	2,658.4	4,101.9
Interest income and other, net	25.6	28.1	81.8	96.0
Interest expense	(142.3)	(141.3)	(396.8)	(422.0)
Earnings before income taxes	818.9	1,404.3	2,343.4	3,775.9
Income tax expense	260.4	348.6	619.9	923.2
Net earnings including noncontrolling interests	558.5	1,055.7	1,723.5	2,852.7
Net earnings/(loss) attributable to noncontrolling interests	0.2	0.9	0.3	1.0
Net earnings attributable to Starbucks	$558.3	$1,054.8	$1,723.2	$2,851.7
Earnings per share - basic	$0.49	$0.93	$1.52	$2.51
Earnings per share - diluted	$0.49	$0.93	$1.51	$2.51
Weighted average shares outstanding:
Basic	1,136.4	1,132.8	1,135.7	1,133.9
Diluted	1,139.8	1,135.8	1,139.4	1,137.3

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended		Three Quarters Ended
	Jun 29, 2025	Jun 30, 2024	Jun 29, 2025	Jun 30, 2024
Net earnings including noncontrolling interests	$558.5	$1,055.7	$1,723.5	$2,852.7
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale debt securities	1.9	1.1	2.0	6.3
Tax (expense)/benefit	(0.5)	(0.3)	(0.5)	(1.6)
Unrealized gains/(losses) on cash flow hedging instruments	(83.8)	38.4	(20.8)	110.2
Tax (expense)/benefit	15.8	(8.9)	(0.6)	(20.0)
Unrealized gains/(losses) on net investment hedging instruments	(77.4)	114.0	143.2	181.3
Tax (expense)/benefit	19.4	(28.8)	(36.3)	(45.8)
Translation adjustment and other	157.7	(91.8)	(63.2)	(59.9)
Tax (expense)/benefit	—	(0.2)	—	(3.8)
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale securities, hedging instruments, translation adjustment, and other	(50.3)	(14.2)	(171.7)	(2.9)
Tax expense/(benefit)	11.0	4.2	41.5	6.4
Other comprehensive income/(loss)	(6.2)	13.5	(106.4)	170.2
Comprehensive income including noncontrolling interests	552.3	1,069.2	1,617.1	3,022.9
Comprehensive income/(loss) attributable to noncontrolling interests	0.3	0.9	0.1	1.0
Comprehensive income attributable to Starbucks	$552.0	$1,068.3	$1,617.0	$3,021.9

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data, unaudited)

	Jun 29, 2025	Sep 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$4,172.6	$3,286.2
Short-term investments	333.3	257.0
Accounts receivable, net	1,242.6	1,213.8
Inventories	2,259.2	1,777.3
Prepaid expenses and other current assets	413.8	313.1
Total current assets	8,421.5	6,847.4
Long-term investments	232.0	276.0
Equity investments	485.9	463.9
Property, plant and equipment, net	8,893.7	8,665.5
Operating lease, right-of-use asset	9,581.4	9,286.2
Deferred income taxes, net	1,805.9	1,766.7
Other long-term assets	674.3	617.0
Other intangible assets	169.7	100.9
Goodwill	3,384.8	3,315.7
TOTAL ASSETS	$33,649.2	$31,339.3
LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$1,888.2	$1,595.5
Accrued liabilities	2,245.8	2,194.7
Accrued payroll and benefits	852.5	786.6
Current portion of operating lease liability	1,496.4	1,463.1
Stored value card liability and current portion of deferred revenue	1,911.2	1,781.2
Current portion of long-term debt	2,748.2	1,248.9
Total current liabilities	11,142.3	9,070.0
Long-term debt	14,570.9	14,319.5
Operating lease liability	9,070.6	8,771.6
Deferred revenue	5,826.1	5,963.6
Other long-term liabilities	717.9	656.2
Total liabilities	41,327.8	38,780.9
Shareholders’ deficit:
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,136.5 and 1,133.5 shares, respectively	1.1	1.1
Additional paid-in capital	548.7	322.6
Retained deficit	(7,700.6)	(7,343.8)
Accumulated other comprehensive income/(loss)	(535.2)	(428.8)
Total shareholders’ deficit	(7,686.0)	(7,448.9)
Noncontrolling interests	7.4	7.3
Total deficit	(7,678.6)	(7,441.6)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)	$33,649.2	$31,339.3

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Quarters Ended
	Jun 29, 2025	Jun 30, 2024
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$1,723.5	$2,852.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,315.5	1,191.0
Deferred income taxes, net	48.1	16.6
Income earned from equity method investees, net	(184.4)	(201.5)
Distributions received from equity method investees	186.5	220.5
Stock-based compensation	244.3	236.6
Non-cash lease costs	1,104.9	1,082.6
Loss on retirement and impairment of assets	143.0	62.9
Other	11.4	20.2
Cash provided by/(used in) changes in operating assets and liabilities:
Accounts receivable	(46.4)	44.7
Inventories	(477.6)	(53.4)
Income taxes payable	50.7	(50.7)
Accounts payable	291.1	61.7
Deferred revenue	(5.0)	51.6
Operating lease liability	(1,144.0)	(1,049.7)
Other operating assets and liabilities	104.1	74.2
Net cash provided by operating activities	3,365.7	4,560.0
INVESTING ACTIVITIES:
Purchases of investments	(298.2)	(545.6)
Sales of investments	1.1	0.5
Maturities and calls of investments	276.9	731.8
Additions to property, plant and equipment	(1,849.5)	(1,979.3)
Acquisitions, net of cash acquired	(177.1)	—
Other	(48.1)	(56.9)
Net cash used in investing activities	(2,094.9)	(1,849.5)
FINANCING ACTIVITIES:
Net proceeds from issuance of short-term debt	2.4	118.3
Repayments of short-term debt	(7.8)	(127.0)
Net proceeds from issuance of long-term debt	1,748.5	1,995.3
Repayments of long-term debt	—	(1,825.1)
Proceeds from issuance of common stock	59.6	79.2
Cash dividends paid	(2,078.1)	(1,939.0)
Repurchase of common stock	—	(1,266.7)
Minimum tax withholdings on share-based awards	(80.6)	(98.1)
Other	(9.2)	(10.6)
Net cash used in financing activities	(365.2)	(3,073.7)
Effect of exchange rate changes on cash and cash equivalents	(19.2)	(9.2)
Net increase/(decrease) in cash and cash equivalents	886.4	(372.4)
CASH AND CASH EQUIVALENTS:
Beginning of period	3,286.2	3,551.5
End of period	$4,172.6	$3,179.1
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$392.5	$373.9
Income taxes	$568.1	$1,079.9

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
For the Quarter Ended June 29, 2025 and June 30, 2024
(in millions, except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, March 30, 2025	1,136.2	$1.1	$470.9	$(7,565.5)	$(529.0)	$(7,622.5)	$7.1	$(7,615.4)
Net earnings	—	—	—	558.3	—	558.3	0.2	558.5
Other comprehensive income/(loss)	—	—	—	—	(6.3)	(6.3)	0.1	(6.2)
Stock-based compensation expense	—	—	66.7	—	—	66.7	—	66.7
Exercise of stock options/vesting of RSUs	0.2	—	(2.1)	—	—	(2.1)	—	(2.1)
Sale of common stock	0.1	—	13.2	—	—	13.2	—	13.2
Cash dividends declared, $0.61 per share	—	—	—	(693.4)	—	(693.4)	—	(693.4)
Other	—	—	—	—	0.1	0.1	—	0.1
Balance, June 29, 2025	1,136.5	$1.1	$548.7	$(7,700.6)	$(535.2)	$(7,686.0)	$7.4	$(7,678.6)

Balance, March 31, 2024	1,132.7	$1.1	$141.7	$(7,970.7)	$(621.5)	$(8,449.4)	$7.2	$(8,442.2)
Net earnings	—	—	—	1,054.8	—	1,054.8	0.9	1,055.7
Other comprehensive income	—	—	—	—	13.5	13.5	—	13.5
Stock-based compensation expense	—	—	64.2	—	—	64.2	—	64.2
Exercise of stock options/vesting of RSUs	0.2	—	3.9	—	—	3.9	—	3.9
Sale of common stock	0.2	—	12.9	—	—	12.9	—	12.9
Repurchase of common stock (1)	—	—	0.3	—	—	0.3	—	0.3
Cash dividends declared, $0.57 per share	—	—	—	(645.6)	—	(645.6)	—	(645.6)
Other	—	—	—	—	—	—	(0.1)	(0.1)
Balance, June 30, 2024	1,133.1	$1.1	$223.0	$(7,561.5)	$(608.0)	$(7,945.4)	$8.0	$(7,937.4)

(1)Includes excise tax on share repurchases.
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Quarters Ended June 29, 2025 and June 30, 2024
(in millions, except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, September 29, 2024	1,133.5	$1.1	$322.6	$(7,343.8)	$(428.8)	$(7,448.9)	$7.3	$(7,441.6)
Net earnings	—	—	—	1,723.2	—	1,723.2	0.3	1,723.5
Other comprehensive loss	—	—	—	—	(106.2)	(106.2)	(0.2)	(106.4)
Stock-based compensation expense	—	—	247.1	—	—	247.1	—	247.1
Exercise of stock options/vesting of RSUs	2.6	—	(61.1)	—	—	(61.1)	—	(61.1)
Sale of common stock	0.4	—	40.1	—	—	40.1	—	40.1
Cash dividends declared, $1.83 per share	—	—	—	(2,080.1)	—	(2,080.1)	—	(2,080.1)
Other	—	—	—	0.1	(0.2)	(0.1)	—	(0.1)
Balance, June 29, 2025	1,136.5	$1.1	$548.7	$(7,700.6)	$(535.2)	$(7,686.0)	$7.4	$(7,678.6)

Balance, October 1, 2023	1,142.6	$1.1	$38.1	$(7,255.8)	$(778.2)	$(7,994.8)	$7.0	$(7,987.8)
Net earnings	—	—	—	2,851.7	—	2,851.7	1.0	2,852.7
Other comprehensive income	—	—	—	—	170.2	170.2	—	170.2
Stock-based compensation expense	—	—	239.4	—	—	239.4	—	239.4
Exercise of stock options/vesting of RSUs	2.8	—	(61.0)	—	—	(61.0)	—	(61.0)
Sale of common stock	0.5	—	42.1	—	—	42.1	—	42.1
Repurchase of common stock (1)	(12.8)	—	(35.6)	(1,223.9)	—	(1,259.5)	—	(1,259.5)
Cash dividends declared, $1.71 per share	—	—	—	(1,933.5)	—	(1,933.5)	—	(1,933.5)
Balance, June 30, 2024	1,133.1	$1.1	$223.0	$(7,561.5)	$(608.0)	$(7,945.4)	$8.0	$(7,937.4)

(1)Includes excise tax on share repurchases.
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1: Summary of Significant Accounting Policies and Estimates
Financial Statement Preparation
The unaudited consolidated financial statements as of June 29, 2025, and for the quarters and three quarters ended June 29, 2025 and June 30, 2024, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarters and three quarters ended June 29, 2025 and June 30, 2024 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”), Starbucks Corporation (together with its subsidiaries) is referred to as “Starbucks,” the “Company,” “we,” “us,” or “our.”
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
The results of operations for the quarter and three quarters ended June 29, 2025 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 28, 2025 (“fiscal 2025”).
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance expanding segment disclosure requirements. The amendments require enhanced disclosure for certain segment items and disclosure on how management uses reported measures to assess segment performance. The amendments do not change how segments are determined, aggregated, or how thresholds are applied to determine reportable segments. We will adopt the guidance for the fiscal year ending September 28, 2025. We are currently evaluating the impact of the amendments and expect to include updated segment expense disclosures in our fiscal year 2025 Form 10-K.
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

Gains and losses on derivative contracts and foreign currency-denominated debt designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract/Debt Remaining Maturity (Months)
	Jun 29, 2025	Sep 29, 2024
Cash Flow Hedges:
Coffee	$(21.3)	$60.1	$(16.3)	9
Cross-currency swaps	—	0.5	—	0
Dairy	—	2.0	—	0
Foreign currency - other	3.5	11.5	5.8	34
Interest rates	(2.2)	(3.6)	(3.5)	0
Net Investment Hedges:
Cross-currency swaps	141.7	96.5	—	105
Foreign currency	16.0	16.0	—	0
Foreign currency debt	135.2	135.2	—	0

Pre-tax gains and losses on derivative contracts and foreign currency-denominated long-term debt designated as hedging instruments recognized in other comprehensive income (“OCI”) and reclassifications from AOCI to earnings (in millions):

	Quarter Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Location of gain/(loss)
	Jun 29, 2025	Jun 30, 2024	Jun 29, 2025	Jun 30, 2024
Cash Flow Hedges:
Coffee	$(49.6)	$10.6	$17.0	$(10.7)	Product and distribution costs
Cross-currency swaps	—	2.3	—	0.3	Interest expense
			—	1.8	Interest income and other, net
Dairy	—	1.6	—	(0.6)	Product and distribution costs
Foreign currency - other	(32.9)	23.9	4.0	8.3	Licensed stores revenue
			3.5	2.1	Product and distribution costs
Interest rates	(1.3)	—	(1.0)	(1.0)	Interest expense
Net Investment Hedges:
Cross-currency swaps (1)	(77.4)	114.0	27.0	14.2	Interest expense
Foreign currency debt	—	—	—	—

	Three Quarters Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Location of gain/(loss)
	Jun 29, 2025	Jun 30, 2024	Jun 29, 2025	Jun 30, 2024
Cash Flow Hedges:
Coffee	$(36.2)	$73.8	$62.1	$(57.3)	Product and distribution costs
Cross-currency swaps	0.9	4.7	—	1.3	Interest expense
			1.4	2.4	Interest income and other, net
Dairy	(1.3)	(1.6)	1.4	(4.5)	Product and distribution costs
Foreign currency - other	17.1	33.3	20.2	24.5	Licensed stores revenue
			7.8	7.1	Product and distribution costs
Interest rates	(1.3)	—	(3.0)	(3.0)	Interest expense
Net Investment Hedges:
Cross-currency swaps (1)	143.2	187.6	82.4	33.3	Interest expense
Foreign currency debt	—	(6.3)	—	—

(1) Gains and losses recognized in earnings relate to components excluded from the assessment of effectiveness.
Pre-tax gains and losses on non-designated derivatives and designated fair value hedging instruments and the related fair value hedged item recognized in earnings (in millions):

		Gains/(Losses) Recognized in Earnings
	Location of gain/(loss) recognized in earnings	Quarter Ended		Three Quarters Ended
		Jun 29, 2025	Jun 30, 2024	Jun 29, 2025	Jun 30, 2024
Non-Designated Derivatives:
Dairy	Interest income and other, net	$—	$—	$0.1	$—
Foreign currency - other	Interest income and other, net	(7.8)	3.4	(1.7)	4.6
Diesel fuel and other commodities	Interest income and other, net	—	(0.7)	(0.3)	(1.1)
Fair Value Hedges:
Interest rate swaps	Interest expense	1.9	(2.7)	(6.6)	(0.3)
Long-term debt (hedged item)	Interest expense	(4.1)	(0.4)	(0.3)	(9.0)

Notional amounts of outstanding derivative contracts (in millions):

	Jun 29, 2025	Sep 29, 2024
Coffee	$509	$154
Cross-currency swaps	4,197	4,213
Dairy	—	65
Diesel fuel and other commodities	13	3
Foreign currency - other	1,018	920
Interest rate swaps	350	350
Fair value of outstanding derivative contracts (in millions) including the location of the asset and/or liability on the consolidated balance sheets:

		Derivative Assets
	Balance Sheet Location	Jun 29, 2025	Sep 29, 2024
Designated Derivative Instruments(1):
Cross-currency swaps	Prepaid expenses and other current assets	$2.7	$3.9
	Other long-term assets	185.2	177.4
Dairy	Prepaid expenses and other current assets	—	0.8
Foreign currency - other	Prepaid expenses and other current assets	5.7	1.9
	Other long-term assets	1.8	1.7
Non-designated Derivative Instruments:
Dairy	Prepaid expenses and other current assets	—	0.3
Diesel fuel and other commodities	Prepaid expenses and other current assets	0.3	—
Foreign currency	Prepaid expenses and other current assets	1.0	1.8
		Derivative Liabilities
	Balance Sheet Location	Jun 29, 2025	Sep 29, 2024
Designated Derivative Instruments:
Cross-currency swaps	Accrued liabilities	$—	$21.7
	Other long-term liabilities	4.9	33.3
Foreign currency - other	Accrued liabilities	3.9	4.7
	Other long-term liabilities	5.3	4.1
Interest rate swaps	Other long-term liabilities	20.5	19.2
Non-designated Derivative Instruments:
Diesel fuel and other commodities	Accrued liabilities	0.2	0.3
Foreign currency	Accrued liabilities	2.3	2.5
	Other long-term liabilities	0.4	0.1
(1) We also hold cash and cash equivalents from various settled-to-market exchange traded futures related to coffee and dairy hedging.
The following amounts were recorded on the consolidated balance sheets related to fixed-to-floating interest rate swaps designated in fair value hedging relationships (in millions):

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount
	Jun 29, 2025	Sep 29, 2024	Jun 29, 2025	Sep 29, 2024
Location on the balance sheet
Long-term debt	$332.4	$332.2	$(17.6)	$(17.8)
Additional disclosures related to cash flow gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 11, Equity.

Note 4: Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at June 29, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$4,172.6	$4,172.6	$—	$—
Short-term investments:
Available-for-sale debt securities:
Corporate debt securities	68.3	—	56.6	11.7
Mortgage and other asset-backed securities	0.4	—	0.4	—
State and local government obligations	1.1	—	1.1	—
U.S. government treasury securities	90.8	90.8	—	—
Total available-for-sale debt securities	160.6	90.8	58.1	11.7
Structured deposits	84.0	—	84.0	—
Marketable equity securities	88.7	88.7	—	—
Total short-term investments	333.3	179.5	142.1	11.7
Prepaid expenses and other current assets:
Derivative assets	9.7	—	9.7	—
Long-term investments:
Available-for-sale debt securities:
Corporate debt securities	120.6	—	94.7	25.9
Mortgage and other asset-backed securities	74.7	—	74.7	—
State and local government obligations	2.7	—	2.7	—
U.S. government treasury securities	34.0	34.0	—	—
Total available-for-sale debt securities	232.0	34.0	172.1	25.9
Total long-term investments	232.0	34.0	172.1	25.9
Other long-term assets:
Derivative assets	187.0	—	187.0	—
Total assets	$4,934.6	$4,386.1	$510.9	$37.6
Liabilities:
Accrued liabilities:
Derivative liabilities	$6.4	$—	$6.4	$—
Other long-term liabilities:
Derivative liabilities	31.1	—	31.1	—
Total liabilities	$37.5	$—	$37.5	$—

		Fair Value Measurements at Reporting Date Using
	Balance at September 29, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,286.2	$3,286.2	$—	$—
Short-term investments:
Available-for-sale debt securities:
Corporate debt securities	51.8	—	51.8	—
Foreign corporate bonds	0.2	—	0.2	—
Mortgage and other asset-backed securities	0.4	—	0.4	—
State and local government obligations	1.4	—	1.4	—
U.S. government treasury securities	36.9	36.9	—	—
Total available-for-sale debt securities	90.7	36.9	53.8	—
Structured deposits	84.1	—	84.1	—
Marketable equity securities	82.2	82.2	—	—
Total short-term investments	257.0	119.1	137.9	—
Prepaid expenses and other current assets:
Derivative assets	8.7	—	8.7	—
Long-term investments:
Available-for-sale debt securities:
Corporate debt securities	112.8	—	101.8	11.0
Mortgage and other asset-backed securities	64.4	—	64.4	—
State and local government obligations	3.7	—	3.7	—
U.S. government treasury securities	94.9	94.9	—	—
Total available-for-sale debt securities	275.8	94.9	169.9	11.0
Structured deposits	0.2	—	0.2	—
Total long-term investments	276.0	94.9	170.1	11.0
Other long-term assets:
Derivative assets	179.1	—	179.1	—
Total assets	$4,007.0	$3,500.2	$495.8	$11.0
Liabilities:
Accrued liabilities:
Derivative liabilities	$29.2	$—	$29.2	$—
Other long-term liabilities:
Derivative liabilities	56.7	—	56.7	—
Total liabilities	$85.9	$—	$85.9	$—
There were no material transfers between levels, and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Gross unrealized holding gains and losses on available-for-sale debt securities, structured deposits, and marketable equity securities were not material as of June 29, 2025 and September 29, 2024.
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

The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 8, Debt. There were no material fair value adjustments during the three quarters ended June 29, 2025 and June 30, 2024.
Note 5: Inventories (in millions):

	Jun 29, 2025	Sep 29, 2024
Coffee:
Unroasted	$1,063.9	$665.1
Roasted	304.5	251.9
Other merchandise held for sale (1)	344.2	384.6
Packaging and other supplies	546.6	475.7
Total	$2,259.2	$1,777.3
(1)“Other merchandise held for sale” includes, among other items, food, serveware, and tea. Inventory levels vary due to seasonality, commodity market supply, and price fluctuations.
As of June 29, 2025, we had committed to purchasing green coffee totaling $250 million under fixed-price contracts and an estimated $626 million under price-to-be-fixed contracts. A portion of our price-to-be-fixed contracts are effectively fixed through the use of futures. See Note 3, Derivative Financial Instruments, for further discussion. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base “C” coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on established relationships with our suppliers and continuous monitoring, the risk of non-delivery on these purchase commitments is remote.
Note 6: Supplemental Balance Sheet and Statement of Earnings Information (in millions):
Property, Plant and Equipment, net

	Jun 29, 2025	Sep 29, 2024
Land	$56.9	$56.9
Buildings	680.0	684.8
Leasehold improvements	11,980.7	11,453.9
Store equipment	4,026.0	3,803.6
Roasting equipment	937.6	865.7
Capitalized software	1,149.6	1,049.7
Furniture, fixtures and other	887.8	775.5
Work in progress	601.2	750.9
Property, plant and equipment, gross	20,319.8	19,441.0
Accumulated depreciation	(11,426.1)	(10,775.5)
Property, plant and equipment, net	$8,893.7	$8,665.5
Accrued Liabilities

	Jun 29, 2025	Sep 29, 2024
Accrued occupancy costs	$80.5	$81.7
Accrued dividends payable	693.2	691.2
Accrued capital and other operating expenditures	805.4	842.8
Insurance reserves	279.7	244.3
Income taxes payable	170.3	123.5
Accrued business taxes	216.7	211.2
Total accrued liabilities	$2,245.8	$2,194.7

Store Operating Expenses

	Quarter Ended		Three Quarters Ended
	Jun 29, 2025	Jun 30, 2024	Jun 29, 2025	Jun 30, 2024
Wages and benefits	$2,477.7	$2,215.7	$7,272.9	$6,564.4
Occupancy costs	828.6	764.3	2,437.9	2,251.3
Other expenses	1,038.5	849.1	3,013.1	2,589.0
Total store operating expenses	$4,344.8	$3,829.1	$12,723.9	$11,404.7
Note 7: Other Intangible Assets and Goodwill
Indefinite-Lived Intangible Assets

(in millions)	Jun 29, 2025	Sep 29, 2024
Trade names, trademarks and patents	$79.5	$79.5

Finite-Lived Intangible Assets

	Jun 29, 2025			Sep 29, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and reacquired rights	$1,065.9	$(983.8)	$82.1	$995.5	$(995.5)	$—
Acquired trade secrets and processes	27.6	(27.6)	—	27.6	(27.6)	—
Trade names, trademarks and patents	130.2	(122.4)	7.8	130.4	(110.0)	20.4
Licensing agreements	13.5	(13.2)	0.3	13.4	(12.4)	1.0
Other finite-lived intangible assets	20.5	(20.5)	—	20.9	(20.9)	—
Total finite-lived intangible assets	$1,257.7	$(1,167.5)	$90.2	$1,187.8	$(1,166.4)	$21.4
Amortization expense for finite-lived intangible assets was $4.4 million and $15.8 million for the quarter and three quarters ended June 29, 2025, respectively, and $5.1 million and $15.3 million for the quarter and three quarters ended June 30, 2024, respectively.
Estimated future amortization expense as of June 29, 2025 (in millions):

Fiscal Year	Total
2025 (excluding the three quarters ended June 29, 2025)	$1.8
2026	6.2
2027	5.9
2028	5.3
2029	4.9
Thereafter	66.1
Total estimated future amortization expense	$90.2
Goodwill
Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	North America	International	Channel Development	Corporate and Other	Total
Goodwill balance at September 29, 2024	$491.5	$2,788.5	$34.7	$1.0	$3,315.7
Acquisition(1)	—	106.2	—	—	106.2
Other(2)	(0.4)	(36.7)	—	—	(37.1)
Goodwill balance at June 29, 2025	$491.1	$2,858.0	$34.7	$1.0	$3,384.8
(1)Additions to goodwill include the acquisition of 23.5 Degrees Topco Limited in the first quarter of fiscal 2025.

(2)“Other” consists of changes in the goodwill balance resulting from foreign currency translation.
Note 8: Debt
Revolving Credit Facility
During the third quarter of fiscal 2025, we replaced our $3.0 billion unsecured five-year revolving credit facility (the “2021 credit facility”) with a new $3.0 billion unsecured five-year revolving credit facility (the “2025 credit facility”).
Our 2025 credit facility, of which $150.0 million may be used for issuances of letters of credit, is currently set to mature on June 13, 2030. The 2025 credit facility is available for working capital, capital expenditures, and other general corporate purposes, including acquisitions and share repurchases. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $1.0 billion.
Borrowings under the 2025 credit facility will bear interest at a fluctuating rate based on the Term Secured Overnight Financing Rate (“Term SOFR”), and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the 2025 credit facility), in each case plus an applicable rate. The applicable rate is based on the Company’s long-term credit ratings assigned by Moody’s and Standard & Poor’s rating agencies. The 2025 credit facility contains alternative interest rate provisions specifying rate calculations to be used at such time Term SOFR ceases to be available as a benchmark due to reference rate reform. The “Base Rate” of interest is the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America’s prime rate, (iii) Term SOFR plus 1.00%, and (iv) 1.00%. Upon the occurrence of any event of default under the 2025 credit facility, interest on the outstanding amount of the indebtedness under the 2025 credit facility will bear interest at a rate per annum equal to 2% in excess of the interest then borne by such borrowings.
The 2025 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of June 29, 2025, we were in compliance with all applicable covenants. No amounts were outstanding under our 2025 credit facility as of June 29, 2025, or our 2021 credit facility as of September 29, 2024.
Short-term Debt
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our 2025 credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures, and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock, and share repurchases. We had no borrowings outstanding under our commercial paper program as of June 29, 2025 and September 29, 2024. Our total available contractual borrowing capacity for general corporate purposes was $3.0 billion as of the end of our third quarter of fiscal 2025.
Additionally, we hold the following Japanese yen-denominated credit facilities that are available for working capital needs and capital expenditures within our Japanese market:
•A ¥5.0 billion, or $34.6 million, credit facility is currently set to mature on December 30, 2025. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on Tokyo Interbank Offered Rate (“TIBOR”) plus an applicable margin of 0.400%.
•A ¥10.0 billion, or $69.2 million, credit facility is currently set to mature on March 27, 2026. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.300%.
As of June 29, 2025 and September 29, 2024, we had no borrowings outstanding under these credit facilities.

Long-term Debt
Components of long-term debt including the associated interest rates and related estimated fair values by calendar maturity (in millions, except interest rates):

	Jun 29, 2025		Sep 29, 2024		Stated Interest Rate	Effective Interest Rate(1)
Issuance	Amount	Estimated Fair Value	Amount	Estimated Fair Value
August 2025 notes	$1,250.0	$1,248.7	$1,250.0	$1,243.4	3.800%	3.721%
February 2026 notes	1,000.0	1,000.0	1,000.0	1,008.3	4.750%	4.788%
June 2026 notes	500.0	490.4	500.0	486.8	2.450%	2.511%
February 2027 notes	1,000.0	1,008.2	1,000.0	1,017.8	4.850%	4.958%
March 2027 notes	500.0	480.7	500.0	477.1	2.000%	2.058%
March 2028 notes	600.0	588.2	600.0	590.3	3.500%	3.529%
May 2028 notes	750.0	753.5	—	—	4.500%	4.719%
November 2028 notes	750.0	742.9	750.0	748.4	4.000%	3.958%
August 2029 notes(2)	1,000.0	970.3	1,000.0	977.3	3.550%	3.840%
March 2030 notes	750.0	679.0	750.0	679.0	2.250%	3.084%
May 2030 notes	500.0	505.7	—	—	4.800%	4.932%
November 2030 notes	1,250.0	1,129.2	1,250.0	1,135.4	2.550%	2.582%
February 2031 notes	500.0	508.9	500.0	520.8	4.900%	5.046%
February 2032 notes	1,000.0	900.0	1,000.0	912.0	3.000%	3.155%
February 2033 notes	500.0	499.0	500.0	513.1	4.800%	3.798%
February 2034 notes	500.0	501.2	500.0	515.0	5.000%	5.127%
May 2035 notes	500.0	506.9	—	—	5.400%	5.510%
June 2045 notes	350.0	281.7	350.0	308.5	4.300%	4.348%
December 2047 notes	500.0	364.8	500.0	398.8	3.750%	3.765%
November 2048 notes	1,000.0	822.6	1,000.0	903.4	4.500%	4.504%
August 2049 notes	1,000.0	811.5	1,000.0	889.0	4.450%	4.447%
March 2050 notes	500.0	333.7	500.0	367.9	3.350%	3.362%
November 2050 notes	1,250.0	865.4	1,250.0	954.4	3.500%	3.528%
Total	17,450.0	15,992.5	15,700.0	14,646.7
Aggregate debt issuance costs and unamortized premium/(discount), net	(113.3)		(113.8)
Hedge accounting fair value adjustment(2)	(17.6)		(17.8)
Total	$17,319.1		$15,568.4
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

The following table summarizes our long-term debt maturities as of June 29, 2025 by fiscal year (in millions):

Fiscal Year	Total
2025 (excluding the three quarters ended June 29, 2025)	$1,250.0
2026	1,500.0
2027	1,500.0
2028	1,350.0
2029	1,750.0
Thereafter	10,100.0
Total	$17,450.0
Note 9: Leases
The components of lease costs (in millions):

	Quarter Ended		Three Quarters Ended
	Jun 29, 2025	Jun 30, 2024	Jun 29, 2025	Jun 30, 2024
Operating lease costs(1)	$472.7	$431.3	$1,389.9	$1,272.8
Variable lease costs	304.8	279.3	895.7	822.9
Short-term lease costs	5.3	6.2	16.1	21.1
Total lease costs	$782.8	$716.8	$2,301.7	$2,116.8
(1)Includes immaterial amounts of sublease income and rent concessions.
The following table includes supplemental information (in millions):

	Three Quarters Ended
	Jun 29, 2025	Jun 30, 2024
Cash paid related to operating lease liabilities	$1,411.9	$1,223.7
Operating lease liabilities arising from obtaining right-of-use assets(1)	1,489.0	1,548.7

	Jun 29, 2025	Jun 30, 2024
Weighted-average remaining operating lease term	8.6 years	8.6 years
Weighted-average operating lease discount rate	3.6%	3.3%
(1)Includes leases obtained in the acquisition of 23.5 Degrees Topco Limited in the first quarter of fiscal 2025.
Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued liabilities and other long-term liabilities on the consolidated balance sheets. These balances were not material as of June 29, 2025 and September 29, 2024. Finance lease costs were also immaterial for the quarters ended June 29, 2025 and June 30, 2024.
Minimum future maturities of operating lease liabilities (in millions):

Fiscal Year	Total
2025 (excluding the three quarters ended June 29, 2025)	$478.9
2026	1,875.3
2027	1,703.4
2028	1,500.8
2029	1,313.1
Thereafter	5,551.2
Total lease payments	12,422.7
Less imputed interest	(1,855.7)
Total	$10,567.0

As of June 29, 2025, we have entered into operating leases that have not yet commenced of $1.2 billion, primarily related to real estate leases. These leases will commence between fiscal year 2025 and fiscal year 2029 with lease terms ranging from 5 to 20 years.
Note 10: Deferred Revenue
Our deferred revenue primarily consists of the prepaid royalty from Nestlé, for which we have continuing performance obligations to support the Global Coffee Alliance, our unredeemed stored value card liability, and unredeemed loyalty points (“Stars”) associated with our loyalty program.
As of June 29, 2025, the current and long-term deferred revenue related to the Nestlé up-front payment was $177.0 million and $5.7 billion, respectively. As of September 29, 2024, the current and long-term deferred revenue related to the Nestlé up-front payment was $177.0 million and $5.8 billion, respectively. During each of the quarters ended June 29, 2025 and June 30, 2024, we recognized $44.1 million of prepaid royalty revenue related to Nestlé. During each of the three quarters ended June 29, 2025 and June 30, 2024, we recognized $132.3 million of prepaid royalty revenue related to Nestlé.
Changes in our deferred revenue balance related to our stored value cards and loyalty program (in millions):

Quarter Ended June 29, 2025	Total
Stored value cards and loyalty program at March 30, 2025	$1,853.2
Revenue deferred - card activations, card reloads and Stars earned	3,764.0
Revenue recognized - card and Stars redemptions and breakage	(3,788.2)
Other(1)	15.3
Stored value cards and loyalty program at June 29, 2025(2)	$1,844.3

Quarter Ended June 30, 2024	Total
Stored value cards and loyalty program at March 31, 2024	$1,818.9
Revenue deferred - card activations, card reloads and Stars earned	3,833.4
Revenue recognized - card and Stars redemptions and breakage	(3,870.2)
Other(1)	(8.3)
Stored value cards and loyalty program at June 30, 2024(2)	$1,773.8

Three Quarters Ended June 29, 2025	Total
Stored value cards and loyalty program at September 29, 2024	$1,718.7
Revenue deferred - card activations, card reloads and Stars earned	11,675.2
Revenue recognized - card and Stars redemptions and breakage	(11,544.0)
Other(1)	(5.6)
Stored value cards and loyalty program at June 29, 2025(2)	$1,844.3

Three Quarters Ended June 30, 2024	Total
Stored value cards and loyalty program at October 1, 2023	$1,567.5
Revenue deferred - card activations, card reloads and Stars earned	11,977.1
Revenue recognized - card and Stars redemptions and breakage	(11,761.0)
Other(1)	(9.8)
Stored value cards and loyalty program at June 30, 2024(2)	$1,773.8
(1)“Other” primarily consists of changes in the stored value cards and loyalty program balances resulting from foreign currency translation.
(2)As of June 29, 2025 and June 30, 2024, approximately $1.7 billion and $1.6 billion, respectively, of these amounts were current.

Note 11:     Equity
Changes in AOCI by component, net of tax (in millions):

Quarter Ended	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
June 29, 2025
Net gains/(losses) in AOCI, beginning of period	$(1.8)	$67.3	$371.1	$(965.6)	$(529.0)
Net gains/(losses) recognized in OCI before reclassifications	1.4	(68.0)	(58.0)	157.6	33.0
Net (gains)/losses reclassified from AOCI to earnings	0.2	(19.3)	(20.2)	—	(39.3)
Other comprehensive income/(loss) attributable to Starbucks	1.6	(87.3)	(78.2)	157.6	(6.3)
Other comprehensive income/(loss) attributable to NCI	—	—	—	0.1	0.1
Net gains/(losses) in AOCI, end of period	$(0.2)	$(20.0)	$292.9	$(807.9)	$(535.2)

June 30, 2024
Net gains/(losses) in AOCI, beginning of period	$(7.9)	$40.6	$279.2	$(933.4)	$(621.5)
Net gains/(losses) recognized in OCI before reclassifications	0.8	29.5	85.2	(92.0)	23.5
Net (gains)/losses reclassified from AOCI to earnings	0.2	0.5	(10.6)	(0.1)	(10.0)
Other comprehensive income/(loss) attributable to Starbucks	1.0	30.0	74.6	(92.1)	13.5
Net gains/(losses) in AOCI, end of period	$(6.9)	$70.6	$353.8	$(1,025.5)	$(608.0)

Three Quarters Ended	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
June 29, 2025
Net gains/(losses) in AOCI, beginning of period	$(2.3)	$70.5	$247.7	$(744.7)	$(428.8)
Net gains/(losses) recognized in OCI before reclassifications	1.5	(21.4)	106.9	(63.0)	24.0
Net (gains)/losses reclassified from AOCI to earnings	0.6	(69.1)	(61.7)	—	(130.2)
Other comprehensive income/(loss) attributable to Starbucks	2.1	(90.5)	45.2	(63.0)	(106.2)
Other comprehensive income/(loss) attributable to NCI	—	—	—	(0.2)	(0.2)
Net gains/(losses) in AOCI, end of period	$(0.2)	$(20.0)	$292.9	$(807.9)	$(535.2)

June 30, 2024
Net gains/(losses) in AOCI, beginning of period	$(12.3)	$(47.5)	$243.3	$(961.7)	$(778.2)
Net gains/(losses) recognized in OCI before reclassifications	4.7	90.2	135.5	(63.8)	166.6
Net (gains)/losses reclassified from AOCI to earnings	0.7	27.9	(25.0)	(0.1)	3.5
Other comprehensive income/(loss) attributable to Starbucks	5.4	118.1	110.5	(63.9)	170.1
Other comprehensive income/(loss) attributable to NCI	—	—	—	0.1	0.1
Net gains/(losses) in AOCI, end of period	$(6.9)	$70.6	$353.8	$(1,025.5)	$(608.0)

Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):

Quarter Ended
AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Jun 29, 2025	Jun 30, 2024
Gains/(losses) on available-for-sale debt securities	$(0.2)	$(0.3)	Interest income and other, net
Gains/(losses) on cash flow hedges	23.5	0.2	Please refer to Note 3, Derivative Financial Instruments for additional information.
Gains/(losses) on net investment hedges	27.0	14.2	Interest expense
Translation adjustment(1)
Other	—	0.1	Interest income and other, net
	50.3	14.2	Total before tax
	(11.0)	(4.2)	Tax (expense)/benefit
	$39.3	$10.0	Net of tax

Three Quarters Ended
AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Jun 29, 2025	Jun 30, 2024
Gains/(losses) on available-for-sale debt securities	$(0.6)	$(1.0)	Interest income and other, net
Gains/(losses) on cash flow hedges	89.9	(29.5)	Please refer to Note 3, Derivative Financial Instruments for additional information.
Gains/(losses) on net investment hedges	82.4	33.3	Interest expense
Translation adjustment(1)
Other	—	0.1	Interest income and other, net
	171.7	2.9	Total before tax
	(41.5)	(6.4)	Tax (expense)/benefit
	$130.2	$(3.5)	Net of tax

(1)Release of cumulative translation adjustments and other activities to earnings upon sale, liquidation, or dissolution of foreign business.
In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, we have 7.5 million shares of authorized preferred stock, none of which was outstanding as of June 29, 2025.
During the three quarters ended June 29, 2025, we made no share repurchases. During the three quarters ended June 30, 2024, we repurchased 12.8 million shares of common stock on the open market for $1,250.1 million. As of June 29, 2025, 29.8 million shares remained available for repurchase under current authorizations.
During the third quarter of fiscal 2025, our Board of Directors approved a quarterly cash dividend to shareholders of $0.61 per share to be paid on August 29, 2025 to shareholders of record as of the close of business on August 15, 2025.
Note 12: Employee Stock Plans
As of June 29, 2025, there were 76.2 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 9.2 million shares available for issuance under our employee stock purchase plan.
Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended		Three Quarters Ended
	Jun 29, 2025	Jun 30, 2024	Jun 29, 2025	Jun 30, 2024
Restricted Stock Units (“RSUs”)	$66.0	$63.7	$244.3	$236.9
Options	—	(0.2)	—	(0.4)
Total stock-based compensation expense	$66.0	$63.5	$244.3	$236.5

Stock option and RSU transactions from September 29, 2024 through June 29, 2025 (in millions):

	Stock Options	RSUs
Options outstanding/Nonvested RSUs, September 29, 2024	0.9	8.7
Granted	—	4.6
Options exercised/RSUs vested	(0.3)	(3.1)
Forfeited/expired	—	(1.5)
Options outstanding/Nonvested RSUs, June 29, 2025	0.6	8.7
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of June 29, 2025	$—	$282.0
Note 13: Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended		Three Quarters Ended
	Jun 29, 2025	Jun 30, 2024	Jun 29, 2025	Jun 30, 2024
Net earnings attributable to Starbucks	$558.3	$1,054.8	$1,723.2	$2,851.7
Weighted average common shares outstanding (for basic calculation)	1,136.4	1,132.8	1,135.7	1,133.9
Dilutive effect of outstanding common stock options and RSUs	3.4	3.0	3.7	3.4
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,139.8	1,135.8	1,139.4	1,137.3
EPS — basic	$0.49	$0.93	$1.52	$2.51
EPS — diluted	$0.49	$0.93	$1.51	$2.51
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
Consolidated revenue mix by product type (in millions):

	Quarter Ended				Three Quarters Ended
	Jun 29, 2025		Jun 30, 2024		Jun 29, 2025		Jun 30, 2024
Beverage(1)	$5,752.0	61%	$5,528.0	61%	$16,723.8	61%	$16,384.4	60%
Food(2)	1,787.5	19%	1,744.5	19%	5,269.9	19%	5,084.4	19%
Other(3)	1,916.5	20%	1,841.4	20%	5,621.7	20%	5,633.5	21%
Total	$9,456.0	100%	$9,113.9	100%	$27,615.4	100%	$27,102.3	100%
(1)“Beverage” represents sales within our company-operated stores.
(2)“Food” represents sales within our company-operated stores.
(3)“Other” primarily consists of packaged and single-serve coffees and teas, royalty and licensing revenues, beverage-related ingredients, and serveware, among other items.

The tables below present financial information for our reportable operating segments and Corporate and Other (in millions):
Quarter Ended

	North America	International	Channel Development	Corporate and Other	Total
June 29, 2025
Total net revenues	$6,927.0	$2,010.7	$483.8	$34.5	$9,456.0
Depreciation and amortization expenses	303.5	91.4	—	32.7	427.6
Income/(loss) from equity investees	—	(1.3)	58.4	—	57.1
Operating income/(loss)	$918.7	$272.7	$218.4	$(474.2)	$935.6

June 30, 2024
Total net revenues	$6,816.7	$1,842.1	$438.3	$16.8	$9,113.9
Depreciation and amortization expenses	266.6	82.7	—	31.1	380.4
Income/(loss) from equity investees	—	2.5	71.4	—	73.9
Operating income/(loss)	$1,432.7	$287.5	$235.2	$(437.9)	$1,517.5

Three Quarters Ended
	North America	International	Channel Development	Corporate and Other	Total
June 29, 2025
Total net revenues	$20,471.7	$5,749.1	$1,329.0	$65.6	$27,615.4
Depreciation and amortization expenses	891.6	269.5	—	92.9	1,254.0
Income from equity investees	—	(2.1)	164.8	—	162.7
Operating income/(loss)	$2,848.3	$726.9	$619.8	$(1,536.6)	$2,658.4

June 30, 2024
Total net revenues	$20,317.6	$5,445.6	$1,304.5	$34.6	$27,102.3
Depreciation and amortization expenses	774.2	251.0	—	92.4	1,117.6
Income from equity investees	—	2.9	194.9	—	197.8
Operating income/(loss)	$4,101.8	$762.8	$661.2	$(1,423.9)	$4,101.9
Note 16: Restructuring
In the fourth quarter of fiscal 2024, we announced our “Back to Starbucks” strategy, which was implemented with the goal to bring customers back to our stores and return to growth. As part of this strategy, during the second quarter of fiscal 2025, we further decided and announced our plan to restructure our support organization in an effort to operate more efficiently, increase accountability, reduce complexity, and drive better integration, which resulted in a reduction in our support partner workforce. During the quarter and three quarters ended June 29, 2025, we recognized pre-tax restructuring charges of $20.8 million and $137.0 million, respectively, primarily associated with partner severance costs. These costs were recorded to restructuring on our consolidated statement of earnings. As of June 29, 2025, approximately $29 million of severance costs remained in accrued payroll and benefits on our consolidated balance sheet. We expect additional restructuring costs in the fourth quarter of fiscal 2025, which may, in the aggregate, be material. These are primarily related to the evaluation of our store portfolio and restructuring our support organization, including the recently announced voluntary resignation program.

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
• the costs and risks associated with, and the successful and timely execution and effects of, our existing and any future business opportunities, expansions, initiatives, strategies, investments, and plans, including our “Back to Starbucks” plan;
• the costs and risks associated with, and the successful execution and effects of, strategic changes to our ownership and operating structure, including as a result of acquisitions, divestitures, or entry into joint ventures;
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
• inherent risks of operating a global business, including changing conditions in our markets, local factors affecting store openings, protectionist trade or foreign investment policies, such as imposed or threatened to be imposed tariffs and other trade controls, economic or trade sanctions, compliance with local laws and other regulations, and local labor policies and conditions, including labor strikes and work stoppages;
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
• failure to attract or retain key executive or partner talent or successfully onboard or transition executives;
• the impacts of partner investments, business transformation initiatives, including those related to our workforce, and changes in the availability and cost of labor, including any union organizing efforts and our responses to such efforts;
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

Introduction and Overview
Starbucks is the premier roaster, marketer, and retailer of specialty coffee globally, with a presence in 88 markets worldwide. As of June 29, 2025, Starbucks had more than 41,000 company-operated and licensed stores, an increase of 4% from the prior year. Additionally, we sell a variety of consumer-packaged goods, primarily through the Global Coffee Alliance established with Nestlé and other partnerships and joint ventures.
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
Starbucks results for the third quarter of fiscal 2025 showed continued progress on key “Back to Starbucks” initiatives, specifically investments in coffeehouse partners, including the Leadership Experience 2025, a conference designed to empower and motivate our retail leaders to accelerate our “Back to Starbucks” strategy, as we work to rebuild a stronger Starbucks. During the third quarter of fiscal 2025, consolidated net revenues increased 4% to $9.5 billion compared to $9.1 billion in the third quarter of fiscal 2024, primarily driven by incremental revenues from net new company-operated store openings over the past 12 months, partially offset by a decrease in global comparable store sales. During the quarter ended June 29, 2025, our global comparable store sales declined 2%, primarily driven by a 2% decline in the U.S. market. Specific to the U.S. market, the decrease in comparable store sales was driven by a 4% decrease in comparable transactions, partially offset by a 2% increase in average ticket, primarily due to fewer discounts in the current year. Consolidated operating margin contracted 680 basis points from the prior year to 9.9%, primarily driven by deleverage, investments in support of “Back to Starbucks,” including additional labor and the Leadership Experience 2025, and inflation, primarily driven by elevated coffee pricing.
For the balance of this fiscal year, we expect that the macroeconomic challenges we have been experiencing, including impacts from new tariffs and volatile coffee prices, will continue; however we are encouraged by the results we have seen from our “Back to Starbucks” initiatives and early results from our pilots. For example, as a result of compelling early insights, we have decided to accelerate the rollout of the Green Apron Service model, a new foundational operating model that establishes repeatable, consistent, and scalable standards, across U.S. company-operated stores in the next few months. We will continue to prioritize disciplined capital investments in our stores, and we are conducting a comprehensive evaluation of our store portfolio, which we expect will be complete by the end of the fiscal year and result in additional material restructuring charges. Additionally, we will continue our efforts to identify a strategic partner with a similar vision and values to help us capture future growth opportunities in China. Our focus will continue to be on the long-term, sustainable growth of the company. We believe the actions we are taking now and in the future, specifically through our investments in store partners, uplifting the coffeehouse experience, introducing new food and beverage platforms, and reimagining the Starbucks rewards program, paired with disciplined prioritization, while driving more efficiency, accountability, and agility as a company, will lay the foundation for the future of Starbucks.

Results of Operations (in millions)
Revenues

	Quarter Ended				Three Quarters Ended
	Jun 29, 2025	Jun 30, 2024	$ Change	% Change	Jun 29, 2025	Jun 30, 2024	$ Change	% Change
Company-operated stores	$7,812.5	$7,516.0	$296.5	3.9%	$22,882.9	$22,323.8	$559.1	2.5%
Licensed stores	1,105.6	1,129.0	(23.4)	(2.1)	3,257.3	3,375.7	(118.4)	(3.5)
Other	537.9	468.9	69.0	14.7	1,475.2	1,402.8	72.4	5.2
Total net revenues	$9,456.0	$9,113.9	$342.1	3.8%	$27,615.4	$27,102.3	$513.1	1.9%
For the quarter ended June 29, 2025 compared with the quarter ended June 30, 2024
Total net revenues for the third quarter of fiscal 2025 increased $342 million, primarily due to higher revenues from company-operated stores ($297 million) and other revenues ($69 million), partially offset by a decrease in revenues from licensed stores ($23 million).
Company-operated store revenue increased $297 million, primarily driven by incremental revenues from 1,151 net new company-operated stores, or a 6% increase, over the past 12 months ($330 million). Also contributing to the overall increase in company-operated store revenue were favorable foreign currency translation impacts ($45 million) and incremental revenue from the conversion of 113 licensed stores to company-operated stores ($36 million) following the acquisition of 23.5 Degrees Topco Limited, a U.K. licensed business partner, during the first quarter of fiscal 2025. These increases in net revenue were partially offset by a 2% decrease in comparable store sales ($122 million), attributable to a 2% decrease in comparable transactions, partially offset by a 1% increase in average ticket.
Licensed stores revenue decreased $23 million, primarily driven by lower product and equipment sales to, and royalty revenues from, our licensees in our North America segment ($37 million) and the impact of the acquisition of 23.5 Degrees Topco Limited ($9 million). These decreases in licensed stores revenue were partially offset by an increase in product and equipment sales to, and royalty revenues from, our licensees in our International segment ($28 million).
Other revenues increased $69 million, primarily due to an increase in revenue in the Global Coffee Alliance ($45 million) and increased sales of cocoa butter to third parties ($20 million).
For the three quarters ended June 29, 2025 compared with the three quarters ended June 30, 2024
Total net revenues for the first three quarters of fiscal 2025 increased $513 million, primarily due to higher revenues from company-operated stores ($559 million) and other revenues ($72 million), partially offset by a decrease in revenues from licensed stores ($118 million).
Company-operated store revenue increased $559 million, primarily driven by incremental revenues from 1,151 net new company-operated stores, or a 6% increase, over the past 12 months ($927 million) and incremental revenue from the conversion of 113 licensed stores to company-operated stores ($93 million) following the acquisition of 23.5 Degrees Topco Limited. These increases in net revenue were partially offset by a 2% decrease in comparable store sales ($453 million), attributable to a 4% decrease in comparable transactions, partially offset by a 2% increase in average ticket.
Licensed stores revenue decreased $118 million, primarily driven by lower product and equipment sales to, and royalty revenues from, our licensees in our North America segment ($112 million), the impact of the acquisition of 23.5 Degrees Topco Limited ($26 million), and by unfavorable foreign currency translation impacts ($22 million). These decreases were partially offset by an increase in product and equipment sales to, and royalty revenues from, our licensees in our International segment ($49 million).
Other revenues increased $72 million, primarily due to increased sales of cocoa butter to third parties ($34 million) and an increase in revenue in the Global Coffee Alliance ($27 million).

Operating Expenses

	Quarter Ended					Three Quarters Ended
	Jun 29, 2025	Jun 30, 2024	$ Change	Jun 29, 2025	Jun 30, 2024	Jun 29, 2025	Jun 30, 2024	$ Change	Jun 29, 2025	Jun 30, 2024
				As a % of Total Net Revenues					As a % of Total Net Revenues
Product and distribution costs	$2,955.5	$2,740.9	$214.6	31.3%	30.1%	$8,586.8	$8,370.2	$216.6	31.1%	30.9%
Store operating expenses	4,344.8	3,829.1	515.7	45.9	42.0	12,723.9	11,404.7	1,319.2	46.1	42.1
Other operating expenses	151.6	143.9	7.7	1.6	1.6	442.8	427.1	15.7	1.6	1.6
Depreciation and amortization expenses	427.6	380.4	47.2	4.5	4.2	1,254.0	1,117.6	136.4	4.5	4.1
General and administrative expenses	677.2	576.0	101.2	7.2	6.3	1,975.2	1,878.6	96.6	7.2	6.9
Restructuring	20.8	—	20.8	0.2	—	137.0	—	137.0	0.5	—
Total operating expenses	8,577.5	7,670.3	907.2	90.7	84.2	25,119.7	23,198.2	1,921.5	91.0	85.6
Income from equity investees	57.1	73.9	(16.8)	0.6	0.8	162.7	197.8	(35.1)	0.6	0.7
Operating income	$935.6	$1,517.5	$(581.9)	9.9%	16.7%	$2,658.4	$4,101.9	$(1,443.5)	9.6%	15.1%
Store operating expenses as a % of company-operated stores revenue				55.6%	50.9%				55.6%	51.1%
For the quarter ended June 29, 2025 compared with the quarter ended June 30, 2024
Product and distribution costs as a percentage of total net revenues increased 120 basis points for the third quarter of fiscal 2025, largely due to inflation (approximately 100 basis points), primarily driven by elevated coffee pricing.
Store operating expenses as a percentage of total net revenues increased 390 basis points for the third quarter of fiscal 2025. Store operating expenses as a percentage of company-operated stores revenue increased 470 basis points, primarily due to additional labor (approximately 160 basis points), deleverage (approximately 150 basis points), and increased marketing (approximately 90 basis points).
Other operating expenses increased $8 million, primarily due to support costs for our licensed markets.
Depreciation and amortization expenses as a percentage of total net revenues increased 30 basis points, primarily due to deleverage.
General and administrative expenses increased $101 million, primarily due to the Leadership Experience 2025 ($81 million).
Restructuring was $21 million, largely due to costs associated with simplifying our support organization, primarily severance costs, in support of our “Back to Starbucks” strategy.
Income from equity investees decreased $17 million, primarily due to lower income from our North American Coffee Partnership joint venture.
The combination of these changes resulted in an overall decrease in operating margin of 680 basis points for the third quarter of fiscal 2025.
For the three quarters ended June 29, 2025 compared with the three quarters ended June 30, 2024
Product and distribution costs as a percentage of total net revenues increased 20 basis points for the first three quarters of fiscal 2025, primarily due to inflation (approximately 70 basis points), partially offset by supply chain efficiencies (approximately 50 basis points).
Store operating expenses as a percentage of total net revenues increased 400 basis points for the first three quarters of fiscal 2025. Store operating expenses as a percentage of company-operated stores revenue increased 450 basis points, primarily due to deleverage (approximately 200 basis points), additional labor (approximately 160 basis points), and increased marketing (approximately 90 basis points).

Other operating expenses increased $16 million, primarily due to support costs for our licensed markets.
Depreciation and amortization expenses as a percentage of total net revenues increased 40 basis points, primarily due to deleverage.
General and administrative expenses increased $97 million, primarily due to the Leadership Experience 2025 ($81 million).
Restructuring was $137 million, largely due to costs associated with simplifying our support organization, primarily severance costs, in support of our “Back to Starbucks” strategy.
Income from equity investees decreased $35 million, primarily due to lower income from our North American Coffee Partnership joint venture.
The combination of these changes resulted in an overall decrease in operating margin of 550 basis points for the first three quarters of fiscal 2025.
Other Income and Expenses

	Quarter Ended					Three Quarters Ended
	Jun 29, 2025	Jun 30, 2024	$ Change	Jun 29, 2025	Jun 30, 2024	Jun 29, 2025	Jun 30, 2024	$ Change	Jun 29, 2025	Jun 30, 2024
				As a % of Total Net Revenues					As a % of Total Net Revenues
Operating income	$935.6	$1,517.5	$(581.9)	9.9%	16.7%	$2,658.4	$4,101.9	$(1,443.5)	9.6%	15.1%
Interest income and other, net	25.6	28.1	(2.5)	0.3	0.3	81.8	96.0	(14.2)	0.3	0.4
Interest expense	(142.3)	(141.3)	(1.0)	(1.5)	(1.6)	(396.8)	(422.0)	25.2	(1.4)	(1.6)
Earnings before income taxes	818.9	1,404.3	(585.4)	8.7	15.4	2,343.4	3,775.9	(1,432.5)	8.5	13.9
Income tax expense	260.4	348.6	(88.2)	2.8	3.8	619.9	923.2	(303.3)	2.2	3.4
Net earnings including noncontrolling interests	558.5	1,055.7	(497.2)	5.9	11.6	1,723.5	2,852.7	(1,129.2)	6.2	10.5
Net earnings/(loss) attributable to noncontrolling interests	0.2	0.9	(0.7)	0.0	0.0	0.3	1.0	(0.7)	0.0	0.0
Net earnings attributable to Starbucks	$558.3	$1,054.8	$(496.5)	5.9%	11.6%	$1,723.2	$2,851.7	$(1,128.5)	6.2%	10.5%
Effective tax rate including noncontrolling interests				31.8%	24.8%				26.5%	24.4%

For the quarter ended June 29, 2025 compared with the quarter ended June 30, 2024
The effective tax rate for the quarter ended June 29, 2025 was 31.8% compared to 24.8% for the same period in fiscal 2024. The increase was primarily due to the discrete impact of changes in indefinite reinvestment assertions for certain foreign entities in the third quarter of fiscal 2025 (approximately 850 basis points).
For the three quarters ended June 29, 2025 compared with the three quarters ended June 30, 2024

Interest income and other, net, decreased $14 million, primarily due to lower cash balances and lower interest rates in the current year.
Interest expense decreased $25 million, primarily due to savings from cross-currency interest rate hedging, partially offset by higher interest rates on refinanced long-term debt.
The effective tax rate for the first three quarters ended June 29, 2025 was 26.5% compared to 24.4% for the same period in fiscal 2024. The increase was primarily due to the discrete impact of changes in indefinite reinvestment assertions for certain foreign entities in the third quarter of fiscal 2025 (approximately 300 basis points), partially offset by the discrete impact of a tax status change for a certain foreign entity (approximately 130 basis points).

Segment Information
Results of operations by segment (in millions):
North America

	Quarter Ended					Three Quarters Ended
	Jun 29, 2025	Jun 30, 2024	$ Change	Jun 29, 2025	Jun 30, 2024	Jun 29, 2025	Jun 30, 2024	$ Change	Jun 29, 2025	Jun 30, 2024
				As a % of North America Total Net Revenues					As a % of North America Total Net Revenues
Net revenues:
Company-operated stores	$6,285.7	$6,135.0	$150.7	90.7%	90.0%	$18,515.3	$18,240.7	$274.6	90.4%	89.8%
Licensed stores	640.5	681.3	(40.8)	9.2	10.0	1,953.5	2,074.1	(120.6)	9.5	10.2
Other	0.8	0.4	0.4	0.0	0.0	2.9	2.8	0.1	0.0	0.0
Total net revenues	6,927.0	6,816.7	110.3	100.0	100.0	20,471.7	20,317.6	154.1	100.0	100.0
Product and distribution costs	1,909.6	1,831.9	77.7	27.6	26.9	5,684.3	5,623.5	60.8	27.8	27.7
Store operating expenses	3,552.4	3,131.1	421.3	51.3	45.9	10,442.5	9,316.2	1,126.3	51.0	45.9
Other operating expenses	69.7	69.5	0.2	1.0	1.0	216.6	214.0	2.6	1.1	1.1
Depreciation and amortization expenses	303.5	266.6	36.9	4.4	3.9	891.6	774.2	117.4	4.4	3.8
General and administrative expenses	170.0	84.9	85.1	2.5	1.2	363.9	287.9	76.0	1.8	1.4
Restructuring	3.1	—	3.1	—	—	24.5	—	24.5	0.1	0.0
Total operating expenses	6,008.3	5,384.0	624.3	86.7	79.0	17,623.4	16,215.8	1,407.6	86.1	79.8
Operating income	$918.7	$1,432.7	$(514.0)	13.3%	21.0%	$2,848.3	$4,101.8	$(1,253.5)	13.9%	20.2%
Store operating expenses as a % of company-operated stores revenue				56.5%	51.0%				56.4%	51.1%

For the quarter ended June 29, 2025 compared with the quarter ended June 30, 2024
Revenues
North America total net revenues for the third quarter of fiscal 2025 increased $110 million, or 2%, primarily driven by net new company-operated store growth of 5%, or 513 stores, over the past 12 months ($266 million). This growth was partially offset by a net 2% decrease in comparable store sales ($116 million), driven by a 3% decrease in comparable transactions, partially offset by a 1% increase in average ticket, primarily due to fewer discounts in the current year. Also contributing were lower product and equipment sales to, and royalty revenues from, our licensees ($37 million).
Operating Margin
North America operating income for the third quarter of fiscal 2025 decreased 36% to $919 million, compared to $1.4 billion in the third quarter of fiscal 2024. Operating margin contracted 770 basis points to 13.3%, primarily driven by deleverage (approximately 250 basis points), investments in support of “Back to Starbucks,” including additional labor (approximately 170 basis points) and the Leadership Experience 2025 (approximately 120 basis points), and inflation (approximately 110 basis points), primarily driven by elevated coffee pricing.
For the three quarters ended June 29, 2025 compared with the three quarters ended June 30, 2024

Revenues
North America total net revenues for the first three quarters of fiscal 2025 increased $154 million, or 1%, primarily driven by net new company-operated store growth 5%, or 513 stores, over the past 12 months ($722 million). This growth was partially offset by a net 2% decrease in comparable store sales ($420 million) driven by a 5% decrease in comparable transactions, partially offset by a 3% increase in average ticket, primarily due to annualization of prior year pricing and fewer discounts in the current year. Also contributing were lower product and equipment sales to, and royalty revenues from, our licensees ($112 million).
Operating Margin
North America operating income for the first three quarters of fiscal 2025 decreased 31% to $2.8 billion, compared to $4.1 billion in the first three quarters of fiscal 2024. Operating margin contracted 630 basis points to 13.9%, primarily driven by deleverage (approximately 320 basis points), additional labor (approximately 180 basis points), and inflation (approximately 70 basis points).
International

	Quarter Ended					Three Quarters Ended
	Jun 29, 2025	Jun 30, 2024	$ Change	Jun 29, 2025	Jun 30, 2024	Jun 29, 2025	Jun 30, 2024	$ Change	Jun 29, 2025	Jun 30, 2024
				As a % of International Total Net Revenues					As a % of International Total Net Revenues
Net revenues:
Company-operated stores	$1,526.8	$1,381.0	$145.8	75.9%	75.0%	$4,367.6	$4,083.1	$284.5	76.0%	75.0%
Licensed stores	465.1	447.7	17.4	23.1	24.3	1,303.8	1,301.6	2.2	22.7	23.9
Other	18.8	13.4	5.4	0.9	0.7	77.7	60.9	16.8	1.4	1.1
Total net revenues	2,010.7	1,842.1	168.6	100.0	100.0	5,749.1	5,445.6	303.5	100.0	100.0
Product and distribution costs	701.7	637.1	64.6	34.9	34.6	2,008.4	1,923.5	84.9	34.9	35.3
Store operating expenses	792.4	698.0	94.4	39.4	37.9	2,281.4	2,088.5	192.9	39.7	38.4
Other operating expenses	66.2	58.8	7.4	3.3	3.2	181.8	168.8	13.0	3.2	3.1
Depreciation and amortization expenses	91.4	82.7	8.7	4.5	4.5	269.5	251.0	18.5	4.7	4.6
General and administrative expenses	81.9	80.5	1.4	4.1	4.4	259.1	253.9	5.2	4.5	4.7
Restructuring	3.1	—	3.1	0.2	—	19.9	—	19.9	0.3	—
Total operating expenses	1,736.7	1,557.1	179.6	86.4	84.5	5,020.1	4,685.7	334.4	87.3	86.0
Income/(loss) from equity investees	(1.3)	2.5	(3.8)	(0.1)	0.1	(2.1)	2.9	(5.0)	0.0	0.1
Operating income	$272.7	$287.5	$(14.8)	13.6%	15.6%	$726.9	$762.8	$(35.9)	12.6%	14.0%
Store operating expenses as a % of company-operated stores revenue				51.9%	50.5%				52.2%	51.1%
For the quarter ended June 29, 2025 compared with the quarter ended June 30, 2024
Revenues
International total net revenues for the third quarter of fiscal 2025 increased $169 million, or 9%, primarily due to net new company-operated store growth of 7%, or 638 stores, over the past 12 months ($63 million), favorable foreign currency translation impacts ($48 million), and higher product and equipment sales to, and royalty revenues from, our licensees ($28 million), primarily due to the opening of 446 net new licensed stores over the past 12 months. Also contributing to the increase in revenues was the incremental net revenue from the conversion of 113 licensed stores to company-operated stores ($27 million) following the acquisition of 23.5 Degrees Topco Limited, a U.K. licensed business partner, during the first quarter of fiscal 2025. International comparable store sales were flat, driven by a 1% increase in comparable transactions, offset by a 1% decrease in average ticket.
Operating Margin
International operating income for the third quarter of fiscal 2025 decreased 5% to $273 million, compared to $288 million in the third quarter of fiscal 2024. Operating margin contracted 200 basis points to 13.6%, primarily due to increased promotional activity (approximately 160 basis points).
For the three quarters ended June 29, 2025 compared with the three quarters ended June 30, 2024
Revenues
International total net revenues for the first three quarters of fiscal 2025 increased $304 million, or 6%, primarily due to net new company-operated store growth of 7%, or 638 stores, over the past 12 months ($205 million), and the incremental net revenue from the conversion of 113 licensed stores to company-operated stores ($67 million) following the acquisition of 23.5 Degrees Topco Limited during the first quarter of fiscal 2025. Also contributing to the increase in revenues were higher product and equipment sales to, and royalty revenues from, our licensees ($49 million), primarily due to the opening of 446 net new licensed stores over the past 12 months. These increases were partially offset by a 1% decrease in comparable store sales ($33 million), driven by a 2% decrease in average ticket, partially offset by a 1% increase in comparable transactions.
Operating Margin
International operating income for the first three quarters of fiscal 2025 decreased 5% to $727 million, compared to $763 million in the first three quarters of fiscal 2024. Operating margin contracted 140 basis points to 12.6%, primarily due to increased promotional activity (approximately 180 basis points).

Channel Development

	Quarter Ended					Three Quarters Ended
	Jun 29, 2025	Jun 30, 2024	$ Change	Jun 29, 2025	Jun 30, 2024	Jun 29, 2025	Jun 30, 2024	$ Change	Jun 29, 2025	Jun 30, 2024
				As a % of Channel Development Total Net Revenues					As a % of Channel Development Total Net Revenues
Net revenues	$483.8	$438.3	$45.5			$1,329.0	$1,304.5	$24.5
Product and distribution costs	306.8	257.7	49.1	63.4%	58.8%	824.4	789.3	35.1	62.0%	60.5%
Other operating expenses	15.1	15.2	(0.1)	3.1	3.5	43.7	43.2	0.5	3.3	3.3
General and administrative expenses	1.7	1.6	0.1	0.4	0.4	4.8	5.7	(0.9)	0.4	0.4
Restructuring	0.2	—	0.2	—	—	1.1	—	1.1	0.1	—
Total operating expenses	323.8	274.5	49.3	66.9	62.6	874.0	838.2	35.8	65.8	64.3
Income from equity investees	58.4	71.4	(13.0)	12.1	16.3	164.8	194.9	(30.1)	12.4	14.9
Operating income	$218.4	$235.2	$(16.8)	45.1%	53.7%	$619.8	$661.2	$(41.4)	46.6%	50.7%
For the quarter ended June 29, 2025 compared with the quarter ended June 30, 2024
Revenues
Channel Development total net revenues for the third quarter of fiscal 2025 increased $46 million, or 10%, primarily due to an increase in revenue in the Global Coffee Alliance ($45 million).
Operating Margin
Channel Development operating income for the third quarter of fiscal 2025 decreased 7% to $218 million, compared to $235 million in the third quarter of fiscal 2024. Operating margin contracted 860 basis points to 45.1%, primarily driven by a decline in our North American Coffee Partnership joint venture income (approximately 420 basis points), mix shift (approximately 270 basis points), and higher global product costs (approximately 250 basis points).
For the three quarters ended June 29, 2025 compared with the three quarters ended June 30, 2024
Revenues
Channel Development total net revenues for the first three quarters of fiscal 2025 increased $25 million, or 2%, primarily due to an increase in revenue in the Global Coffee Alliance ($27 million).
Operating Margin
Channel Development operating income for the first three quarters of fiscal 2025 decreased 6% to $620 million, compared to $661 million in the first three quarters of fiscal 2024. Operating margin contracted 410 basis points to 46.6%, primarily driven by a decline in our North American Coffee Partnership joint venture income (approximately 250 basis points) and higher global product costs (approximately 180 basis points).
Corporate and Other

	Quarter Ended				Three Quarters Ended
	Jun 29, 2025	Jun 30, 2024	$ Change	% Change	Jun 29, 2025	Jun 30, 2024	$ Change	% Change
Net revenues:
Other	$34.5	$16.8	$17.7	105.4%	$65.6	$34.6	$31.0	89.6%
Total net revenues	34.5	16.8	17.7	105.4	65.6	34.6	31.0	89.6
Product and distribution costs	37.4	14.2	23.2	163.4	69.7	33.9	35.8	105.6
Other operating expenses	0.6	0.4	0.2	50.0	0.7	1.1	(0.4)	(36.4)
Depreciation and amortization expenses	32.7	31.1	1.6	5.1	92.9	92.4	0.5	0.5
General and administrative expenses	423.6	409.0	14.6	3.6	1,347.4	1,331.1	16.3	1.2
Restructuring	14.4	—	14.4	nm	91.5	—	91.5	nm
Total operating expenses	508.7	454.7	54.0	11.9	1,602.2	1,458.5	143.7	9.9
Operating loss	$(474.2)	$(437.9)	$(36.3)	8.3%	$(1,536.6)	$(1,423.9)	$(112.7)	7.9%
Corporate and Other primarily consists of our unallocated corporate expenses and sales of cocoa butter to third parties. Unallocated corporate expenses include corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments.
For the quarter ended June 29, 2025 compared with the quarter ended June 30, 2024
Corporate and Other operating loss increased 8% to $474 million for the third quarter of fiscal 2025 compared to $438 million for the third quarter of fiscal 2024, largely due to costs associated with restructuring our support organization, primarily severance costs, in support of our “Back to Starbucks” strategy.
For the three quarters ended June 29, 2025 compared with the three quarters ended June 30, 2024
Corporate and Other operating loss increased 8% to $1.5 billion for the first three quarters of fiscal 2025 compared to $1.4 billion for the first three quarters of fiscal 2024, largely due to costs associated with restructuring our support organization, primarily severance costs, in support of our “Back to Starbucks” strategy.

Quarterly Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) and transferred during the period
	Quarter Ended		Three Quarters Ended		Stores open as of
	Jun 29, 2025	Jun 30, 2024	Jun 29, 2025	Jun 30, 2024	Jun 29, 2025	Jun 30, 2024
North America
Company-operated stores	122	113	292	312	11,453	10,940
Licensed stores	(15)	20	18	76	7,281	7,258
Total North America	107	133	310	388	18,734	18,198
International
Company-operated stores(1)	103	244	420	562	10,277	9,526
Licensed stores(1)	98	149	168	489	12,086	11,753
Total International	201	393	588	1,051	22,363	21,279
Total Company	308	526	898	1,439	41,097	39,477
(1)Net stores opened/(closed) and transferred during the period, for the three quarters ended June 29, 2025, includes the conversion of 113 licensed stores to company-operated stores following the acquisition of 23.5 Degrees Topco Limited during the first quarter of fiscal 2025.
Financial Condition, Liquidity, and Capital Resources
Cash and Investment Overview
Our cash and investments were $4.7 billion as of June 29, 2025 and $3.8 billion as of September 29, 2024. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, fund acquisitions, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate debt securities and U.S. government treasury securities, as well as principal-protected structured deposits. As of June 29, 2025, approximately $2.1 billion of cash and short-term investments were held in foreign subsidiaries.
Borrowing Capacity
Revolving Credit Facility
During the third quarter of fiscal 2025, we replaced our $3.0 billion unsecured five-year revolving credit facility (the “2021 credit facility”) with a new $3.0 billion unsecured five-year revolving credit facility (the “2025 credit facility”).
Our 2025 credit facility, of which $150.0 million may be used for issuances of letters of credit, is currently set to mature on June 13, 2030. The 2025 credit facility is available for working capital, capital expenditures, and other general corporate purposes, including acquisitions and share repurchases. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $1.0 billion.
Borrowings under the 2025 credit facility will bear interest at a fluctuating rate based on the Term Secured Overnight Financing Rate (“Term SOFR”), and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the 2025 credit facility), in each case plus an applicable rate. The applicable rate is based on the Company’s long-term credit ratings assigned by Moody’s and Standard & Poor’s rating agencies. The 2025 credit facility contains alternative interest rate provisions specifying rate calculations to be used at such time Term SOFR ceases to be available as a benchmark due to reference rate reform. The “Base Rate” of interest is the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America’s prime rate, (iii) Term SOFR plus 1.00%, and (iv) 1.00%. Upon the occurrence of any event of default under the
2025 credit facility, interest on the outstanding amount of the indebtedness under the 2025 credit facility will bear interest at a rate per annum equal to 2% in excess of the interest then borne by such borrowings.
The 2025 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of June 29, 2025, we were in compliance with all applicable covenants. No amounts were outstanding under our 2025 credit facility as of June 29, 2025, or our 2021 credit facility as of September 29, 2024.
Commercial Paper
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our 2025 credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures, and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock, and share repurchases. We had no borrowings outstanding under our commercial paper program as of June 29, 2025 and September 29, 2024. Our total available contractual borrowing capacity for general corporate purposes was $3.0 billion as of the end of our third quarter of fiscal 2025.
Credit Facilities in Japan
Additionally, we hold the following Japanese yen-denominated credit facilities that are available for working capital needs and capital expenditures within our Japanese market.
•A ¥5.0 billion, or $34.6 million, credit facility is currently set to mature on December 30, 2025. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.400%.
•A ¥10.0 billion, or $69.2 million, credit facility is currently set to mature on March 27, 2026. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.300%.
As of June 29, 2025 and September 29, 2024, we had no borrowings outstanding under these credit facilities.
See Note 8, Debt, to the consolidated financial statements included in Item 1 of Part I of this 10-Q for details of the components of our long-term debt.
Our ability to incur new liens and conduct sale and leaseback transactions on certain material properties is subject to compliance with terms of the indentures under which the long-term notes were issued. As of June 29, 2025, we were in compliance with all applicable covenants.
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
We regularly review our cash positions and our determination of partial indefinite reinvestment of foreign earnings. In the event we determine that all or another portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes, which could be material. Any foreign earnings that are not indefinitely reinvested may be repatriated at management’s discretion. During the third quarter of fiscal 2025, we revised our indefinite reinvestment assertions from prior years' cumulative earnings from certain foreign subsidiaries; as a result, and in anticipation of repatriating earnings from those subsidiaries, we accrued approximately $70 million of discrete tax expense related to foreign withholding taxes during the third quarter of fiscal year 2025. We continue to be indefinitely reinvested in the remainder of our foreign earnings, for which no tax accrual has been recorded.
On July 4, 2025, the President of the United States signed and enacted tax legislation into law through a reconciliation bill titled “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14,” commonly referred to as the “One Big Beautiful Bill Act.” This legislation was enacted during the fourth quarter of fiscal 2025; therefore, the fiscal 2025 accounting impacts from this tax law change will be included in our fourth quarter of fiscal 2025 results. We are evaluating the impacts of this tax law change; however, it is not expected to result in a material impact to our consolidated financial statements.
During the third quarter of fiscal 2025, our Board of Directors approved a quarterly cash dividend to shareholders of $0.61 per share to be paid on August 29, 2025 to shareholders of record as of the close of business on August 15, 2025.
During the three quarters ended June 29, 2025, we made no common stock share repurchases. As of June 29, 2025, 29.8 million shares remained available for repurchase under current authorizations.
Other than normal operating expenses, cash requirements for the remainder of fiscal 2025 are expected to consist primarily of capital expenditures for investments in our new and existing stores, our supply chain, and corporate facilities. Total capital expenditures for fiscal 2025 are expected to be moderately lower than fiscal 2024.
In the MD&A included in the 10-K, we disclosed that we had $35.6 billion of current and long-term material cash requirements as of September 29, 2024. There have been no material changes to our material cash requirements during the period covered by this 10-Q outside of the normal course of our business.
Cash Flows
Net cash provided by operating activities was $3.4 billion for the first three quarters of fiscal 2025, compared to $4.6 billion for the same period in fiscal 2024. The change was primarily due to a decrease in net earnings of $1.1 billion and a net increase of $424 million in inventories, which was primarily driven by green and roasted coffee, largely due to elevated coffee prices, partially offset by a net increase of $229 million in accounts payable, primarily due to payment timing.
Net cash used in investing activities totaled $2.1 billion for the first three quarters of fiscal 2025, compared to $1.8 billion for the same period in fiscal 2024. The change was primarily due to a net decrease of $207 million in cash provided by investment activity, primarily structured deposit investments, and the acquisition of 23.5 Degrees Topco Limited.
Net cash used in financing activities for the first three quarters of fiscal 2025 totaled $365 million, compared to $3.1 billion for the same period in fiscal 2024. The change was primarily due to no current year repayments of long-term debt and no current year share repurchases of our common stock compared to the prior year.
Commodity Prices, Availability and General Risk Conditions
Commodity price risk represents our primary market risk, generated by our purchases of green coffee and dairy products, among other items. We purchase, roast, and sell high-quality arabica coffee and related products, and risk arises from the price volatility of green coffee. In addition to coffee, we also purchase significant amounts of dairy products to support the needs of our company-operated stores. The price and availability of these commodities, including recent volatility in green coffee prices, directly impact our results of operations, and we expect commodity prices, particularly coffee, to continue to impact future results of operations. For additional details, see Product Supply in Part 1, Item 1 of the 10-K, as well as Risk Factors in Part I, Item 1A of the 10-K.
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
During the third quarter of fiscal 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (June 29, 2025).
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Shares under our ongoing share repurchase program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or through privately negotiated transactions. The timing, manner, price, and amount of repurchases will be determined at our discretion and the share repurchase program may be suspended, terminated, or modified at any time for any reason. During the third fiscal quarter ended June 29, 2025, there was no share repurchase activity.
Item 3.Defaults upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended June 29, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6.Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	000-20322	4/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through June 25, 2025)	8-K	000-20322	6/30/2025	3.1
4.1	Eleventh Supplemental Indenture, dated as of May 8, 2025, by and between Starbucks Corporation and U.S. Bank Trust Company, National Association, as trustee and as successor in interest to U.S. Bank National Association	8-K	000-20322	5/8/2025	4.2
4.2	Form of 4.500% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.1)	8-K	000-20322	5/8/2025	4.3
4.3	Form of 4.800% Senior Notes due 2030 (included as Exhibit B to Exhibit 4.1)	8-K	000-20322	5/8/2025	4.4
4.4	Form of 5.400% Senior Notes due 2035 (included as Exhibit C to Exhibit 4.1)	8-K	000-20322	5/8/2025	4.5
10.1	Credit Agreement, dated June 13, 2025, among Starbucks Corporation, Bank of America, N.A., in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, N.A., Citibank, N.A., Morgan Stanley Bank, N.A. and U.S. Bank National Association, as L/C Issuers, and the other Lenders from time to time a party thereto.	8-K	000-20322	6/16/2025	10.1
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—
101	The following financial statements from the Company’s 10-Q for the fiscal quarter ended June 29, 2025, formatted in iXBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements	—	—	—	—	X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	—	—	—	—	X

* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
July 29, 2025

STARBUCKS CORPORATION

By:	/s/ Cathy R. Smith
Cathy R. Smith
executive vice president, chief financial officer
Signing on behalf of the registrant and as principal financial officer