Form 10-K
period 2025-09-28
STARBUCKS CORP
filed 2025-11-14
CIK 829224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 28, 2025
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

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on March 30, 2025 as reported on the Nasdaq Global Select Market was $111.0 billion. As of November 7, 2025, there were 1,137.1 million shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on March 25, 2026, have been incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

STARBUCKS CORPORATION
Form 10-K
For the Fiscal Year Ended September 28, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Starbucks Corporation (together with its subsidiaries) that are based on our current expectations, estimates, forecasts, and projections about our business, our results of operations, the industry in which we operate, our economic and market outlook, and the beliefs and assumptions of our management. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks,” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. Our forward-looking statements, and the risks and uncertainties related thereto, include, but are not limited to, those described under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and in other reports we file with the U.S. Securities and Exchange Commission (“SEC”), as well as, among others:

• our ability to preserve, grow, and leverage our brands;
• the impact of our brand, marketing, promotional, advertising and pricing strategies, platforms, reformulations, innovations, or customer experience initiatives or investments;
• the costs and risks associated with, and the successful and timely execution and effects of, our existing and any future business opportunities, expansions, initiatives, strategies, investments, and plans, including our “Back to Starbucks”(and restructuring) plan;
• the costs and risks associated with, and the successful execution and effects of, strategic changes to our ownership and operating structure, including as a result of acquisitions, divestitures, other strategic transactions or entry into joint ventures;
• our ability to align our investment efforts with our strategic goals;
• evolving consumer preferences, demand, consumption, or spending behavior, reduction in discretionary spending and price increases, and our ability to anticipate or react to these changes;
• the ability of our business partners, suppliers, and third-party providers to fulfill their responsibilities and commitments and our reliance on certain key business partners and suppliers;
• the potential negative effects of food or beverage-safety incidents or product recalls, and any perceived association with such incidents;
• our ability to open new stores and efficiently maintain the attractiveness of our existing stores and manage related costs;
• our heavy reliance on the financial performance of our North America operating segment and our dependence on the performance and growth of certain international markets;
• our ability to operate and successfully expand our footprint in international markets, which is influenced by factors distinct from our North America operating segment;
• inherent risks of operating a global business, including changing conditions in our markets, local factors affecting store openings, protectionist trade or foreign investment policies, such as tariffs and import/export regulations, economic or trade sanctions, compliance with local laws and other regulations, and local labor policies and conditions, including labor strikes and work stoppages;
• higher costs, lower quality, or unavailability of coffee, dairy, cocoa, energy, water, raw materials, or product ingredients and related volatility;
• the ability of our supply chain to meet current or future business needs and our ability to scale and improve our forecasting, planning, production, and logistics management;
• the potential impact on our supply chain and operations of adverse weather conditions, natural disasters, or significant increases in logistics costs;
• a worsening in the terms and conditions upon which we engage with our manufacturers and source suppliers;
• the impact of unfavorable macro-economic conditions and other factors, including economic slowdowns or recessions, rising real estate costs, supply chain disruptions, climate change and extreme weather events, inflection and interest rate fluctuations, government shutdowns, labor unrest, geopolitical instability, disruptions in credit markets and foreign current exchange rate volatility;
• failure to meet market expectations for our financial performance or any announced guidance and the impact thereof;
• failure to attract or retain key executive or partner talent;
• changes in the availability and cost of labor, including any union organizing efforts and our responses to such efforts;
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
• failure to comply with applicable laws and complex and changing legal and regulatory requirements, including in privacy and data protection;

• the impact or likelihood of significant legal disputes and proceedings or government investigations;
• the unauthorized access, use, theft, or destruction of our data, or of our proprietary or confidential information and the impact thereof;
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

PART I
Item 1. Business
General
In this Annual Report on Form 10-K (“10-K” or “Report”) for the fiscal year ended September 28, 2025 (“fiscal 2025”), Starbucks Corporation (together with its subsidiaries) is referred to as “Starbucks,” the “Company,” “we,” “us,” or “our.”
Starbucks is the premier roaster, marketer, and retailer of specialty coffee in the world, operating in 89 markets. Formed in 1985, Starbucks Corporation’s common stock trades on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “SBUX.” We purchase and roast high-quality coffees that we sell, along with handcrafted coffee, tea, and other beverages and a variety of high-quality food items through company-operated stores (“stores” or “coffeehouses”). We also sell a variety of coffee and tea products and license our trademarks through other channels, such as licensed stores as well as grocery and foodservice through our Global Coffee Alliance with Nestlé S.A. (“Nestlé”). In addition to our flagship Starbucks Coffee® brand, we sell goods and services under the following brands: Teavana®, Ethos®, and Starbucks Reserve®.
Our primary objective is to maintain Starbucks standing as one of the most recognized and respected brands in the world. We believe the continuous investments in our brand and operations will deliver long-term targeted revenue and income growth. This includes expansion of our global store base, adding stores in both existing, developed markets such as the U.S. and in higher growth markets, as well as optimizing the mix of company-operated and licensed stores around the world. In addition, by leveraging experiences gained through our stores and elsewhere, we continue to drive beverage, equipment, process, and technology innovation, including in our industry-leading digital platform. We strive to regularly offer consumers new, innovative coffee and other products in a variety of forms, across new categories and diverse channels.
In the fourth quarter of fiscal 2024, we announced our “Back to Starbucks” strategy, which was implemented with the goal to bring new and existing customers to our stores and business, and return to growth. The strategy includes supporting our green apron partners, enhancing the customer experience, reestablishing ourselves as the community coffeehouse, and strengthening the brand through product development, marketing, in-store and digital experience. This strategic reset provides us with the opportunity to assess the business and refocus our efforts, including capital allocation priorities, efficiency efforts, and store growth initiatives.
In the fourth quarter of fiscal 2025, we announced a restructuring plan involving the closure of coffeehouses, and the further transformation of our support organization, as part of the Company’s “Back to Starbucks” strategy. We assessed our existing store portfolio with respect to both whether coffeehouses had a viable path to offering the physical environment consistent with the brand and a clear path to financial performance and we closed, or plan to close, the coffeehouses that did not meet these criteria. Refer to Note 18, Restructuring, included in Item 8 of Part II of this 10-K, for further discussion.
Human Capital Management
We invest in the well-being – the mental, physical, and financial health – of every partner through our practices, policies, and benefits. This work is grounded in the belief that we are at our best when we create inclusive, supportive, and welcoming environments, where we uplift one another with dignity, respect, and kindness. We believe the strength of our workforce is one of the significant contributors to our success as a global brand that leads with purpose. Therefore, one of our core strategies is to invest in, and support, our partners to differentiate our brand, products, and services in the competitive specialty coffee market, including the following areas of focus:
Oversight and Management
We believe in creating an inclusive and equitable environment that represents a broad spectrum of backgrounds and cultures that is reflective of our customers, partners, and communities. Working under these principles, our Partner Resources Organization is tasked with managing employment-related matters, including recruiting and hiring, onboarding and training, compensation planning, performance management, and professional development. Our Board of Directors (the “Board”) and Board committees provide oversight on certain human capital matters. As noted in its charter, our Compensation and Management Development Committee is responsible for periodically reviewing Starbucks partner resource programs and initiatives, including healthcare and other benefits, as well as our management development and succession planning practices and strategies. Our Audit and Compliance Committee works closely with the Risk Steering Committee, led by Starbucks chief financial officer (“cfo”) and chief legal officer, to monitor and mitigate current and emerging labor and human capital management risks. The Board, through its committees, annually reviews and assesses the effectiveness of the Company’s environmental and social strategies, policies, practices, goals, programs, disclosure, and risks, including review of the Company’s annual global impact report.
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
Belonging at Starbucks

At Starbucks, we are committed to creating environments where everyone is welcome and belongs. In 2023, led by Starbucks partners, we reaffirmed this commitment by cementing “Belonging” as one of our company values.

We are dedicated to being an inclusive, accessible and diverse company, with a deep commitment to opportunity for every one of our partners by making Starbucks the best job in retail and a great place to build a career.

Starbucks programs and benefits are open to every partner and designed to strengthen a culture of inclusion that values diverse perspectives and experiences – from strong partner networks to a focus on hiring internally for 90% of retail leadership roles. Our hiring and recruiting practices are competitive, fair and inclusive. They help us hire the strongest candidate for every job, every time. We offer industry-leading benefits, competitive pay, and opportunities for learning and development. When our partners feel good about their future – at Starbucks or beyond – they take care of our customers. Investing in them and prioritizing their experience creates value for everyone.
Total Rewards
We have demonstrated a history of investing in our workforce by offering competitive salaries and wages by continuously assessing the current business environment and labor market. We have consistently made enhancements in wages in order to attract talent to support our growth strategy and to elevate the customer experience. To foster a stronger sense of ownership and align the interests of partners with shareholders, restricted stock units are provided to eligible non-executive partners under our broad-based stock incentive programs. Furthermore, we offer competitive pay and a collection of benefits that are best in class. Partners in the U.S., which is our largest and most mature market, can:
•Grow their careers with us. We established a goal to fill 90% of retail leadership roles internally, creating a way for our hourly partners to build a career at Starbucks.
•Get a college degree, on us. Through the Starbucks College Achievement Plan (SCAP), Starbucks covers 100% of tuition for a first-time online bachelor’s degree from Arizona State University for partners working an average of 20 hours or more each week.
•Grow their savings. In fiscal 2025, more than 230,000 partners received a Bean Stock grant giving them an ownership stake in Starbucks.
•Obtain comprehensive healthcare coverage. We offer industry-leading health and wellbeing benefits for partners working an average of 20 hours or more each week.
•Extend parental leave. Starbucks covers up to 18 weeks of fully paid leave for birth parents, and up to 12 weeks of fully paid leave for non-birth parents for partners working an average of 20 hours or more each week.
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

Role-based Support
To help our partners succeed in their roles, we emphasize ongoing training and development opportunities. These include, but are not limited to, role-based training for our retail hourly partners, safety and security protocols, updates on new products and service offerings, and deployment of technologies. We periodically address a wide variety of topics such as achievable goal setting, giving and receiving constructive feedback, and effective engagement with communities and customers through the rollout of the Green Apron Service Model, a new foundational operating model that establishes repeatable, consistent, and scalable standards, across U.S company-operated coffeehouses. It is designed to create deeper connections between partners and customers by enabling partners to deliver consistent, high-quality experiences with warmth and care. The model includes new routines and tools that give partners more time to focus on craft and connection, supported by technology that improves order flow and speed of service.
Pay Equity
To be an employer of choice and maintain the strength of our workforce, we consistently assess the current business environment and labor market to refine our compensation and benefits programs and other resources available to our partners.
Starbucks is committed to fair pay principles to ensure partners are paid appropriately and equitably for their roles and the work they do, regardless of race, gender, or other protected categories. Further, we have formulated pay-equity principles, which provide equal footing, transparency, and accountability as best practices that help address known, systemic barriers to global pay equity.
As of September 28, 2025, Starbucks employed approximately 381,000 people worldwide. In the U.S., Starbucks employed approximately 223,000 people, with approximately 214,000 in company-operated stores and the remainder in corporate support, store development, roasting, manufacturing, warehousing, and distribution operations. Approximately 158,000 employees were employed outside of the U.S., with approximately 153,000 in company-operated stores and the remainder in regional support operations. Partners in approximately 6% of Starbucks U.S. company-operated stores are represented by unions. We believe our efforts in managing our workforce have been effective, evidenced by low turnover, a strong culture, and active employee participation.
Information about our Executive Officers

Name	Age	Position
Brian Niccol	51	chairman and chief executive officer
Cathy R. Smith	62	executive vice president, chief financial officer
Mike Grams	55	executive vice president, chief operating officer
Brady Brewer	52	chief executive officer, Starbucks International
Sara Kelly	46	executive vice president, chief partner officer
Pilar Ramos	53	executive vice president, chief legal officer
Brian Niccol joined Starbucks as chairman and chief executive officer in September 2024. Mr. Niccol spent more than 25 years in leadership, marketing, and operations roles for some of the world’s most respected restaurant brands. Mr. Niccol joined Starbucks after leading Chipotle Mexican Grill, Inc. through a period of growth and transformation, having served as a director and as its Chief Executive Officer from 2018 to 2024 and as its Chairman, from 2020 to 2024. Before joining Chipotle, he served as Chief Executive Officer of Taco Bell, a division of Yum! Brands, Inc., from 2015 to 2018, after having served as its President (2013 to 2014) and Chief Marketing and Innovation Officer (2011 to 2012). Mr. Niccol also served in leadership roles at Pizza Hut, another division of Yum! Brands from 2005 to 2011. Mr. Niccol currently serves on the Board of Directors of Walmart Inc., a NYSE-listed omni-channel retailer.
Cathy R. Smith joined Starbucks in March 2025 as executive vice president, chief financial officer, after having served as Executive Vice President, Chief Financial Officer and Treasurer of Nordstrom, Inc., a department store chain, since 2023. From 2020 to 2023, Ms. Smith served as Chief Financial and Administrative Officer for Bright Health Group, Inc., a health insurance company. From 2015 to 2020, Ms. Smith served as the Chief Financial Officer for Target Corporation, a retail company. Previously, Ms. Smith served as Chief Financial Officer for Express Scripts Holding Company, a pharmacy benefit manager company, from 2014 to 2015, for Walmart International, a retail company, from 2010 to 2014, and for GameStop Corporation, an electronics retail company, from 2009 to 2010. Ms. Smith currently serves on the board of directors for PPG Industries, Inc., a manufacturer and distributor of paintings and coatings, and Baxter International, Inc., a healthcare company. Previously, Ms. Smith served as a director for Dick’s Sporting Goods, Inc. Ms. Smith holds an undergraduate degree from the University of California, Santa Barbara and an MBA from the University of Southern California.

Mike Grams joined Starbucks in February 2025 as executive vice president, North America chief coffeehouse officer, and has served as executive vice president, chief operating officer since June 2025. Prior to joining Starbucks, Mr. Grams spent nearly thirty years at Taco Bell Corp. where he held various leadership positions, including President and Chief Operating Officer from 2020 to December 2024, Global Chief Operating Officer and General Manager, North America from 2017 to 2020 and Chief Operating Officer and Chief Development Officer from 2015 to 2019.
Brady Brewer joined Starbucks in 2001 and has served as chief executive officer, Starbucks International since April 2024, where he is responsible for the teams across Asia Pacific, Europe, Middle East, Africa, Japan, Latin America, and the Caribbean, as well as Global Coffee Operations and the Company’s international licensed partners. From February 2020 through March 2024, he served as Starbucks executive vice president and chief marketing officer, leading the Starbucks brand, marketing, food and beverage portfolio, digital customer experience innovation, R&D/Engineering, creative and brand management, consumer insights, data analytics, and sustainability. His prior roles at Starbucks include senior vice president of Digital Customer Experience for Starbucks (2019 through February 2020), where he focused on delivering new innovations that made the Starbucks Experience continually more effortless and delightful for customers; chief operating officer for Starbucks Japan (2016 to 2019), where he led store operations as well as brand and marketing strategy; and senior vice president, Marketing and Product for the Company’s China and Asia Pacific region (2014 to 2016). Mr. Brewer currently serves on the Board of Directors of The Gap, Inc., a NYSE-listed clothing and accessories retailer.
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
Pilar Ramos joined Starbucks in November 2025 as executive vice president and chief legal officer. In this role, she leads the Company’s Law & Corporate Affairs organization. Prior to Starbucks, Ms. Ramos served as Executive Vice President, General Counsel and Corporate Secretary for TelevisaUnivision Inc., the leading Spanish-language media company, from August 2021 to October 2025. Ms. Ramos previously served in various roles for Mastercard Inc., a global payment card services company, from 2003 to 2021, including Executive Vice President, General Counsel, North America, from 2015 to 2021.

Segment Financial Information
Segment information is prepared on the same basis that our ceo, who is our Chief Operating Decision Maker, manages the segments, evaluates financial results, and makes key operating decisions.
We have three reportable operating segments: 1) North America, which is inclusive of the U.S. and Canada; 2) International, which is inclusive of China, Japan, Asia Pacific, Europe, Middle East, Africa, Latin America, and the Caribbean; and 3) Channel Development. Unallocated corporate expenses are reported within Corporate and Other. Revenues from our reportable operating segments as a percentage of total net revenues for fiscal 2025 were as follows: North America (74%), International (21%), and Channel Development (5%).
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
Our Channel Development segment includes roasted whole bean and ground coffees, Starbucks-branded single-serve products, a variety of ready-to-drink beverages, such as Frappuccino® and Starbucks Doubleshot®, foodservice products, and other branded products sold worldwide outside of our company-operated and licensed stores. A large portion of our Channel Development business operates under a licensed model of the Global Coffee Alliance with Nestlé, while our global ready-to-drink businesses operate under collaborative relationships with PepsiCo, Inc., Nestlé, and others.

Revenue Components
We generate the majority of our revenues through company-operated stores and licensed stores.
Company-operated and Licensed Store Summary as of September 28, 2025:

	North America	As a % of Total North America Stores	International	As a % of Total International Stores	Total	As a % of Total Stores
Company-operated stores	11,018	60%	10,496	46%	21,514	52%
Licensed stores	7,293	40%	12,183	54%	19,476	48%
Total	18,311	100%	22,679	100%	40,990	100%
The mix of company-operated versus licensed stores in a given market generally varies based on several factors, including our ability to access desirable local retail space, the complexity, profitability, and expected ultimate size of the market for Starbucks, and our ability to leverage the support infrastructure within a geographic region.
Company-operated Stores
Revenue from company-operated stores accounted for 83% of total net revenues during fiscal 2025. Our retail objective is to be the leading retailer and brand of coffee and tea in each of our target markets by selling the finest quality coffee, tea, and related products, as well as complementary food offerings, and by providing each customer with a unique Starbucks Experience. The Starbucks Experience is built upon superior customer service through the Green Apron Service Model, convenience, and a seamless digital experience as well as warm and welcoming stores that reflect the personalities of the communities in which they operate, thereby building a high degree of customer loyalty.
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
Company-operated store data for the fiscal year-ended September 28, 2025:

	Stores Open as of					Stores Open as of
	Sep 29, 2024	Opened	Closed (1)	Transfers (2)	Net	Sep 28, 2025
North America:
U.S.	10,158	509	(620)	—	(111)	10,047
Canada	997	45	(75)	—	(30)	967
Siren Retail	6	—	(2)	—	(2)	4
Total North America	11,161	554	(697)	—	(143)	11,018
International:
China	7,594	569	(154)	—	415	8,009
Japan	1,809	87	(12)	(1)	74	1,883
U.K.	378	44	(11)	113	146	524
All Other	71	7	(3)	—	4	75
Siren Retail	5	—	—	—	—	5
Total International	9,857	707	(180)	112	639	10,496
Total company-operated	21,018	1,261	(877)	112	496	21,514
(1)Includes 627 stores closed in the fourth quarter of fiscal 2025 as part of our “Back to Starbucks” restructuring plan.
(2)Includes 113 licensed stores converted to company-operated stores in the first quarter of fiscal 2025 following the acquisition of 23.5 Degrees Topco Limited.
Starbucks company-operated stores are typically located in high-traffic, high-visibility locations. Our ability to vary the size and format of our stores allows us to locate them in or near a variety of settings, including downtown and suburban retail centers, office buildings, university campuses, and rural and off-highway locations. We will continue to expand our coffeehouse portfolio to meet customers where they are with formats that provide a warm and welcoming environment, enable multiple opportunities to connect and gather, and provide attractive returns on invested capital.

Retail sales mix by product type for company-operated stores:

Fiscal Year Ended	Sep 28, 2025	Sep 29, 2024	Oct 1, 2023
Beverages	73%	74%	74%
Food	23%	23%	22%
Other(1)	4%	3%	4%
Total	100%	100%	100%
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
Licensed Stores
Revenues from our licensed stores accounted for 12% of total net revenues in fiscal 2025. Licensed stores generally have a lower gross margin and a higher operating margin than company-operated stores. Under the licensed model, Starbucks receives a margin on branded products and supplies sold to the licensed store operator along with a royalty on retail sales. Licensees are responsible for operating costs and capital investments, which more than offset the lower revenues we receive under the licensed store model.
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

Licensed store data for the fiscal year-ended September 28, 2025:

	Stores Open as of					Stores Open as of
	Sep 29, 2024	Opened	Closed	Transfers (1)	Net	Sep 28, 2025
North America:
U.S.	6,777	238	(202)	—	36	6,813
Canada	486	14	(20)	—	(6)	480
Total North America	7,263	252	(222)	—	30	7,293
International:
Korea	1,980	134	(37)	—	97	2,077
Latin America	1,705	115	(7)	—	108	1,813
U.K.	976	56	(19)	(113)	(76)	900
Turkey	722	45	(5)	—	40	762
Taiwan	571	33	(12)	—	21	592
Indonesia	603	8	(14)	—	(6)	597
Thailand	513	39	(2)	—	37	550
Philippines	479	43	(2)	—	41	520
All Other	4,369	276	(274)	1	3	4,372
Total International	11,918	749	(372)	(112)	265	12,183
Total licensed	19,181	1,001	(594)	(112)	295	19,476
(1)Includes 113 licensed stores converted to company-operated stores in the first quarter of fiscal 2025 following the acquisition of 23.5 Degrees Topco Limited.
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
The price of coffee is subject to volatility and has steadily increased over the past five years with significant increases over the last two years. Although most coffee trades in the commodity market, high-altitude arabica coffee of the quality sought by Starbucks tends to trade on a negotiated basis at a premium above the “C” coffee commodity price. Both the premium and the commodity price depend upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors in the producing countries, including weather and extreme weather events, water supply quality and availability throughout the coffee production chain, natural disasters, crop disease and pests, general increases in farm inputs and costs of production, inventory levels, and political and economic conditions. Climate change may further exacerbate many of these factors. Price is also impacted by geopolitical conditions, including new and existing tariffs on coffee imports and other trade controls, and by trading activities in the arabica coffee futures market, including hedge funds and commodity index funds. In addition, green coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies.
We buy coffee using fixed-price and price-to-be-fixed purchase commitments, depending on market conditions, to secure an adequate supply of quality green coffee. We also utilize forward contracts, futures contracts, and collars to hedge “C” price exposure under our price-to-be-fixed green coffee contracts and our long-term forecasted coffee demand where underlying fixed-price and price-to-be-fixed contracts are not yet available. Total purchase commitments, together with existing inventory, are expected to provide an adequate supply of green coffee through fiscal 2026.

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
We own numerous copyrights for items such as product packaging, promotional materials, in-store graphics, and training materials. We also hold patents on certain products, systems, and designs, which have an average remaining duration of approximately fifteen years. In addition, Starbucks has registered and maintains numerous Internet domain names, including “Starbucks.com,” “Starbucks.net,” and “Starbucksreserve.com.”
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
Item 1A. Risk Factors
You should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Conditions and Results of Operations section, the Quantitative and Qualitative Disclosures About Market Risk section, the Controls and Procedures section, and the consolidated financial statements and related notes. The risks described below are not the only risks facing the Company. The following risks, some of which have occurred and any of which may occur in the future, could materially and adversely affect our current and future business and financial performance. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.

Risks Related to Brand Relevance and Brand Execution

Our success depends substantially on the value of our brand, and failure to preserve its value could have a negative impact on our financial results.

The Starbucks brand is recognized throughout most of the world, and we have received high ratings in global brand value studies. To be successful in the future, we believe we must preserve, grow, and leverage the value of our brands across all sales channels.

Various factors, events, or conditions may result in a diminution or erosion of trust in our brand value. Adverse developments pertaining to the matters discussed elsewhere in this risk factors section may negatively impact the value of our brands. Such developments may include difficulties executing strategic initiatives, adapting to shifting consumer preferences, or managing global operations, and challenges stemming from macroeconomic volatility, supply chain pressures and disruptions, or an evolving competitive, regulatory, social, and geopolitical landscape. The impact of such developments on the value of our brands may be exacerbated if they receive considerable publicity or if they result in litigation. The value of our brands may be affected by actual or perceived developments, whether isolated or recurring, whether the result of actions by us or our business partners or the result of external developments, and whether such developments are in our control. Negative commentary about Starbucks, even if inaccurate or malicious, has in the past, and could in the future, damage the value of our brand, and adverse impacts may be compounded by social media, video-sharing, and messaging platforms that could dramatically increase the speed with which negative publicity may be disseminated, often before we have a meaningful opportunity to investigate, respond to, and address an issue. In addition, we cannot ensure that our store partners, licensees, or other business partners will not act or refrain from acting in a manner that adversely affects the value and relevance of our brand. Because brand value is based in part on consumer perceptions on a variety of subjective qualities, it may be difficult to address developments negatively impacting the value of our brands in a timely and effective manner to mitigate harm.

The diminution of, or erosion of trust in, our brand value may have negative consequences for the Company. Consumer demand for our products and our brand value could diminish significantly if we or our employees, licensees, or other business partners fail to preserve the quality of our products, or act, or are perceived to act, in an unethical, illegal, or otherwise inappropriate manner. To the extent third parties object to actions or positions taken or perceived to have been taken by us, it may generate negative sentiment around our business. Developments affecting the value of our brands have in the past, and may in the future, trigger boycotts of our stores, products, and brand. Each of these consequences, individually and collectively, could have potentially material impacts on our brand value, business performance, and financial results.

We may not be successful in our brand, marketing, promotional, advertising, and pricing strategies.

Our continued success depends on our ability to adapt brand, marketing, promotional, advertising, and pricing strategies to shifting economic conditions, competitive pressures, and evolving customer preferences. We operate in a complex and costly marketing environment. Decisions to collaborate or refrain from collaborating with certain parties may impact our brand image and, consequently, our financial performance. Our programs may not always reach consumers as intended, particularly given the wide range of generational, geographical, cultural, and socioeconomic characteristics and channels of communication used by our customers, and effective resource allocation across channels, including digital, is critical. Additionally, factors such as operating costs, competitor strategies, and inflation may affect our pricing decisions, which could impact demand. For example, there is no guarantee future cost increases will be absorbed by customers. If our marketing or pricing strategies underperform relative to competitors, our sales and market share could decline. Likewise, if we do not continuously strengthen our capabilities in marketing, data analytics (including artificial intelligence and machine learning) and innovation to understand and maintain or grow consumer interest, brand loyalty, and market share while strategically expanding into other profitable categories of the commercial beverage industry, our business could be negatively affected.

Risks Related to Our Business

We may not be successful in implementing important strategic initiatives (including our restructuring plan), effectively managing growth, or executing strategic transactions, any of which may have an adverse impact on our business and financial results.

We may not be able to implement important strategic initiatives in accordance with our expectations or that generate expected returns, which may result in an adverse impact on our business and financial results. In conjunction with our broader Back to Starbucks plan, these strategic initiatives are designed to create growth, improve our results of operations, and drive long-term shareholder value. Such initiatives include improving our service model, and further transforming our non-retail support organization; enhancing partner investment to improve customer experience; closing, renovating, and redesigning coffeehouses; strengthening our leadership in coffee; expanding digital engagement through mobile, loyalty, delivery, and international platforms; simplifying store operations; and responsibly growing our global footprint. We have in the past and may in the future undertake restructuring initiatives, which have resulted, and may continue to result, in the incurrence of significant additional costs, and our ability to achieve the anticipated cost savings and other benefits from these actions is subject to many estimates and assumptions, which are subject to uncertainties. Such initiatives may be disruptive both internally and to our customers and may be viewed negatively by our stakeholders.

We undertake these initiatives in the context of ongoing efforts to adapt to shifting consumer behaviors amid economic volatility, optimize our mix of licensed and company-operated stores, expand relevant product offerings across dayparts, and drive growth in cold beverages and Channel Development partnerships, while also advancing appropriate sustainability efforts, managing climate-related risks, and reducing operating costs. Risks to successful and timely implementation of these initiatives include delays or cancellations of store openings due to labor or material shortages, permit procurement issues, or lack of suitable real estate; supply chain scalability and sustainability challenges; underperformance or delays in product innovation; remodel disruptions or cost overruns; coordination and execution challenges; failure to realize cost savings; increased taxation; regulatory constraints, including public health mandates; credit rating deterioration; and geopolitical instability. If these initiatives fail to deliver expected results or we do not fully realize their intended benefits, our financial performance may suffer. Additionally, prioritizing these efforts over other organizational needs or misallocating resources could materially impact our business and operating results.

Managing growth—particularly in international markets—requires balancing local autonomy with consistency in our goals, policies, and standards. Ineffectively balancing these imperatives could materially harm our business results and financial performance.

Furthermore, we may be unsuccessful in implementing strategic initiatives through large acquisitions, integrations, divestitures, partnerships, joint ventures, or other strategic transactions. If we are unable to complete such transactions or successfully integrate and develop acquired businesses, including the effective management of integration activities, we could fail to achieve the expected increases in revenues and operating results or the anticipated synergies and cost savings. In the past we have been, and in the future we may be, unable to realize the expected benefits of strategic transactions, or it may also take longer than expected to realize the expected benefits. This has in the past required, and may in the future require, us to assess potential impairment of assets, including goodwill and intangibles. Any resulting impairment charges could materially affect our financial results.

Evolving consumer preferences and tastes, as well as adverse public or medical opinions about the health effects of consuming our products, may adversely affect our business.

Our success depends on attracting and retaining customers. Financial performance may be adversely affected by reduced discretionary spending, lack of acceptance of new products, brands, or platforms, or declining demand for existing offerings. We have previously been, and may in the future be, unable to accurately predict consumer demand for our products. This has resulted, and may in the future result, in insufficient or excess inventory, increased inventory markdowns, and higher costs. Any of these outcomes could adversely affect our results of operations and financial condition.

Additionally, health concerns related to ingredients such as caffeine, dairy, sugar, or allergens—whether accurate or not—along with increased litigation, regulation and regulatory scrutiny, or taxes on certain food components, ingredients, or additives, could reduce demand and harm our results. Shifts in consumer behavior, including dietary changes or use of weight-loss drugs, may also impact sales.

If our business partners and third-party providers do not satisfactorily fulfill their responsibilities and commitments, it could damage our brand, and our financial results could suffer.

Our global business strategy, including our plans for new stores, branded products, and other initiatives, relies significantly on a variety of business partners, including licensees, joint venture partners, third-party manufacturers, distributors, and retailers, particularly for our entire global Channel Development business. These partners are often authorized to use our logos and deliver branded products directly to customers. To maintain consistent customer experience, we provide training and oversight to certain partners; however, factors beyond our control—such as financial instability, labor shortages, or noncompliance with sanitation protocols—may affect the quality of their service and products. We do not have direct control over these partners and may lack visibility into their operations.

We source products from a broad network of domestic and international business partners, and in some cases, licensees source products independently. We do not monitor the quality of non-Starbucks products served by authorized foodservice operators. Failures by business partners to comply with applicable laws or meet brand standards may negatively impact our business. Additionally, inconsistent use or inadequate protection of our brand and intellectual property could erode consumer trust and materially affect our financial results.

Reported incidents involving food- or beverage-borne illnesses, tampering, adulteration, contamination, or mislabeling, whether or not accurate, could harm our business.

We may experience food or beverage-safety incidents such as contamination, mislabeling, or adulteration during any stage of production or preparation. We rely on third-party suppliers for many of our ingredients and finished products. A failure to meet quality standards—even if due to factors beyond our control—could result in public exposure, regulatory scrutiny or action, litigation (including product liability claims and class actions), or temporary store closures, which could materially harm our business. Additionally, clean water is essential for beverage preparation, and access may be limited in certain international markets. As we expand our offerings requiring temperature control, the risk of food-safety incidents increases if proper conditions are not maintained due to mechanical failure or human error. Such incidents may harm our brand and reputation and could negatively impact our business and financial performance.

Reports—whether accurate or not—of food- or beverage-safety issues such as contamination, mislabeling, or adulteration during any stage of production or preparation have historically harmed the reputations of companies in our industry. Any perceived association with such incidents, even if unfounded, could harm our reputation and materially impact our business and financial performance. Food-safety incidents involving competitors or shared suppliers, even if unrelated to Starbucks, could generate negative publicity and impact our sales regionally or globally. In addition, real or perceived concerns about food safety issues, such as phthalates, per- and polyfluoroalkyl substances (PFAS), microplastics or heavy metals in the U.S. food supply chain, could impact consumers’ confidence in our offerings. Confirmed food-safety issues may also result in product recalls. A widespread product recall could lead to significant financial losses from recall costs, inventory destruction, lost sales, and reputational damage. Declines in customer traffic due to safety concerns, negative publicity, or store closures could adversely affect our operations.

If we are unable to meet our projections for new store openings or efficiently maintain the attractiveness of our existing stores, our operating results could suffer.

Our growth depends in part on our ability to open new stores and operate them profitably within projected timelines. Store development costs have risen due to construction labor inflation and increased material and equipment expenses. Each new store involves substantial startup costs and a ramp-up period during which profitability may be delayed as we train partners and build a customer base. If we fail to attract sufficient customers or offset higher startup costs, new stores may underperform relative to existing ones.

Store development is subject to risks including site selection, lease negotiations, permitting and regulatory compliance, contractor availability, labor and material costs, and external disruptions such as weather events, natural disasters, or pandemics. We also face competition for prime locations, contractors, and qualified personnel. Additionally, new stores may cannibalize sales from nearby existing locations. Failure to manage these risks could result in increased costs and lower-than-expected sales and earnings, materially affecting our operating results.

We also invest in remodeling and maintaining existing stores. If costs exceed projections, closures last longer than planned, or remodeled stores underperform, we may not achieve expected returns, which could negatively impact our financial results.

Risks Related to Operating a Global Business

We are highly dependent on the financial performance of our North America operating segment.

Our financial performance is heavily reliant on our North America operating segment, which accounted for approximately 74% of total net revenues in fiscal year 2025. A slowdown or decline in this segment—particularly in the U.S.—has in the past, and could in the future, materially impact our overall business, as other segments may not offset the shortfall. Given its maturity and role as the primary source of operating cash flow, reduced performance in North America could limit our ability to fund international expansion, strategic initiatives, and shareholder returns.

We are dependent on the performance of licensed and company-owned international markets to achieve our growth targets.

The International segment is a critical profit center. Achievement of our growth targets is partially dependent on sustained performance and growth internationally, particularly in the markets operated by our larger regional licensees and in key company-owned markets outside North America. If one or more of these international markets fail to achieve stable revenues and earnings—due to economic downturns or other factors—our consolidated results could be materially impacted.

In addition to the risks that apply to our business generally, wherever conducted, our International business may also be subject to certain additional risks and risks that take on a different magnitude or character in the context of our international business. Success in international markets can depend on factors distinct from those in the U.S., including regional taste preferences, varying consumer acceptance of our products, and differing regulatory regimes across markets. International operations may also face higher occupancy and operating costs due to elevated rents and regulatory compliance. Finally, because many markets are in earlier development stages, operating expenses as a percentage of revenue tend to be higher than in more established markets. Each of these factors present risks to our business performance and financial results.

We face risks as a global business that could adversely affect our financial performance.

Operating in 89 global markets, we face diverse cultural, regulatory, geopolitical, and economic environments. Our success depends on navigating these differences effectively and leveraging operational strengths across markets. However, planned initiatives may not resonate uniformly with customers and could lead to unexpected shifts in perception or market share. Our international operations are also subject to additional inherent risks of conducting business abroad, such as:

•Uncertainty in economic, legal, regulatory, social, and political conditions, including rising anti-American sentiment in certain markets;
•Governmental trade and investment restrictions, such as tariffs, export duties, ownership limits, and favoritism toward local competitors;
•Economic or trade sanctions limiting product sourcing or business operations;
•Delays in store openings due to external factors, competition, or limited access to affordable real estate, potentially impacting financial performance;
•Operational and supply chain challenges abroad, including staffing, logistics, product consistency, and cultural or language barriers;
•Slower-than-expected growth in disposable income in developing economies;
•Complex and varying interpretations of laws and regulations, including those related to taxes, labor, privacy, and responsible business matters;
•Local employment laws increasing the cost and complexity of hiring and termination;
•Labor disruptions due to geopolitical instability or social unrest;
•Health and safety regulations affecting store operations;
•Challenges in enforcing intellectual property and contract rights;
•Foreign currency fluctuations and restrictions on currency use or fund repatriation; and
•Licensing and import requirements that may hinder business operations.

Moreover, many of the foregoing risks are particularly acute in developing markets, which are important to our long-term growth prospects. An inability to effectively manage the risks associated with our international operations could adversely affect our business performance and financial results.

Our reliance on key business partners may adversely affect our business and operations.

Our growth depends on the ability of licensee partners to execute our strategies and implement our growth platforms and product innovations. Success also relies on negotiating, maintaining, and enforcing commercial agreements, and on partner performance under those agreements. International licensees may face legal or financial constraints that limit expansion. Our Channel Development business is heavily reliant on Nestlé, which holds global rights to distribute certain Starbucks branded packaged goods. If Nestlé fails to meet its obligations or support our brand, it could materially impact Channel Development and our overall financial results. Additionally, our retail licensed operations are concentrated among a few large licensees, and their inability to access capital or grow effectively, including their inability to meet store development and renovation targets, could adversely affect performance in key markets. A failure by any of our large regional licensees or Channel Development business partners to grow the relevant Starbucks business, or otherwise perform its obligations under agreements with us, could adversely affect our performance. We may not have the ability to offset such poor performance or non-performance in the markets or verticals into which these parties extend Starbucks brand. Likewise, if we are unable to maintain and grow our relationships with these licensees and business partners, it could adversely affect our business performance and financial results.

Risks Related to Supply Chain

Increases in the cost of high-quality arabica coffee beans or other commodities or decreases in the availability of high-quality arabica coffee beans or other commodities could have an adverse impact on our business operations and financial results.

The availability and price of coffee beans and other commodities are highly volatile. We purchase, roast, and sell high-quality arabica coffee, which typically trades at a premium above the “C” commodity price. This premium varies based on supply and demand and can significantly impact our ability to secure fixed-price contracts. We often enter supply agreements with defined quality, quantity, and delivery terms, but with pricing tied to future “C” market rates.

Coffee supply and pricing are influenced by factors in producing countries, including weather and extreme weather events, water availability, natural disasters, crop disease, input costs, inventory levels, political and economic conditions, and actions by organizations seeking to influence global prices. Climate change may intensify these risks—for example, droughts or frosts in Brazil have in the past driven price increases. Speculative trading also contributes to volatility. Tariffs have also affected, and in the future may affect, our costs to procure coffee. Given coffee’s central role in our operations and our limited ability to fully hedge against price increases, rising costs or supply shortages could materially impact our profitability and ability to meet customer demand. We supply strategic products, including coffee, to our licensees, and we may have limited ability to pass along increased costs.

We also rely on significant quantities of dairy products and plant-based alternatives, such as oat and almond milk, as well as other commodities including tea, cocoa, produce, meats, eggs, energy, and packaging materials. Price increases or supply disruptions—whether due to shortages, processing delays, tariffs, or other factors—could materially affect our profitability, particularly in international markets.

Our supply chain may be unable to fully support current and future business needs.

Even without acute disruptions, our supply chain may not fully meet current or future business needs. We cannot guarantee that suppliers will support our growth or continue providing products at current volumes or favorable prices and other terms. Delays or cost inefficiencies in supply could impair growth and adversely affect our business, financial condition, and results. Inaccurate sales forecasting or insufficient inventory may lead to expedited shipping costs, stockouts, and diminished customer and partner satisfaction. Conversely, overestimating demand—especially for new products—can result in inventory write-offs. Failure to scale and improve forecasting, planning, production, and logistics could frustrate customers, reduce sales, and harm our brand reputation.

We are subject to risks from changes to the trade policies and tariff and import/export regulations by the U.S. and other foreign governments.

Changes in the import and export policies, including trade restrictions such as new, increased, threatened, or retaliatory tariffs or quotas, embargoes, sanctions and countersanctions, safeguards, or customs restrictions by the U.S. and foreign governments, have in the past required, and could in the future require, us to change the way we conduct business and such changes have in the past adversely affected, and could in the future adversely affect, our financial condition, results of operations, reputation, and our relationships with customers, suppliers, and employees in the short- or long-term. It may be time-consuming and expensive for us to alter our business operations to adapt to or comply with any such changes. Likewise, changes in laws and policies governing foreign trade, manufacturing, development, and investment in the territories or countries where we currently sell our products or conduct our business could adversely affect our business.

Interruption of our supply chain and our reliance on suppliers could affect our ability to produce or deliver our products and could negatively impact our business and profitability.

Any material disruption to our supply chain—such as the loss of a roasting plant, logistics interruptions, trade restrictions, pandemics, labor shortages, natural disasters, or geopolitical conflicts—could materially impact our business and profitability. We rely on a broad network of domestic and international suppliers to provide high-quality products in compliance with applicable laws, and in certain cases, products are sourced by our licensees directly. As we update our fresh and prepared food offerings, sourcing from regions with limited infrastructure or political instability may present additional challenges. For certain products, we depend on a limited number of suppliers, and their failure to meet our standards, deliver on time, or comply with regulations—factors often beyond our control—could materially harm our operations and financial results.

Risks Related to Macroeconomic Conditions

Our financial condition and results of operations have been, and may continue to be, adversely affected by a number of macroeconomic and other factors, many of which are largely outside our control.

As a retailer reliant on discretionary spending, our financial results are sensitive to macroeconomic conditions. A prolonged downturn or slow recovery may reduce consumer spending, leading to lower demand or shifts to lower-priced products. Factors such as job loss, inflation, interest rate changes, taxation, credit access, public health crises, trade disputes, and geopolitical instability can all impact consumer behavior, including spending and routines, potentially affecting demand for our products. Reduced customer traffic or transaction value without corresponding cost reductions could pressure margins. If economic uncertainty persists, consumers may adopt lasting changes in spending habits, potentially affecting our sales, profitability, and growth plans.

Our operating results have been, and will continue to be, subject to a number of other macroeconomic and other factors, many of which are largely outside our control. Any one or more of the factors listed below could have a material adverse impact on our business, financial condition, or results of operations:

•Rising real estate costs in certain domestic and international markets;
•Supply chain disruptions;
•Climate change and extreme weather affecting input costs and availability;
•Changes in tax laws and government regulations, such as the One Big Beautiful Bill Act, enacted in the U.S. in July 2025;
•Adverse litigation outcomes;
•Inflation and interest rate fluctuations;
•Natural or man-made disasters disrupting major markets;
•Government shutdowns and election-related impacts globally, including regime change and political and civil unrest;
•Terminations of, or changes in, existing trade agreements among the countries in which we operate;
•Tariffs imposed on commodities or goods, including recent tariffs imposed or threatened to be imposed by the U.S. on other countries, and any retaliation measures taken by such countries;
•Labor unrest, geopolitical instability, terrorism, anti-American sentiment, or public health crises—especially in key markets; and
•Foreign currency exchange rate volatility.

A disruption in the credit markets or a downgrade of our current credit rating could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us, which could adversely affect our liquidity and capital resources or significantly increase our cost of capital. Furthermore, unfavorable economic conditions could also adversely affect our suppliers and licensees, who in turn could experience cash flow problems, more costly or unavailable financing, credit defaults, and other financial hardships. This could lead to supplier or licensee insolvency, increase our bad debt expense, or cause us to increase the levels of unsecured credit that we provide to suppliers and licensees. Additionally, the insolvency of any of our licensees could result in disrupted operations or our exit from a particular market and negatively impact our reputation.

Failure to meet market expectations for our financial performance or any announced guidance will likely adversely affect the market price and increase the volatility of our stock, and fluctuations in the stock market as a whole may also impact the market price and volatility of our stock.

We have in the past failed, and may in the future fail, to meet announced guidance or market expectations, which has adversely affected, and could in the future adversely affect, the market price of our stock. Any guidance we provide is based on certain assumptions, which may or may not prove to be correct. Failure to meet announced guidance or market expectations going forward, particularly with respect to our operational and financial results, shareholder returns, and expectations regarding the success of our Back to Starbucks plan and related guidance, whether due to our assumptions not being met or the impact of various risks and uncertainties, will likely result in either or both a decline in or increased volatility in the market price of our stock. In addition, price and volume fluctuations in the stock market as a whole may affect the market price of our stock in ways that may be unrelated to our financial performance.

Risks Related to Human Capital

The loss of key personnel, difficulties with recruiting and retaining qualified personnel, or ineffectively managing changes in our workforce could adversely impact our business and financial results.

Much of our future success depends on the continued availability and service of key personnel and employees. The loss of any of our executive officers, including our chief executive officer or other key senior management personnel, could harm our business. Our success also depends substantially on the contributions and abilities of our retail store employees we rely on to give customers a superior in-store experience and elevate our brand. Accordingly, our performance depends on our ability to recruit and retain high-quality management personnel and other employees to work in and manage our stores, both domestically and internationally. Our ability to do so has been and may continue to be impacted by challenges in the labor market (which has experienced, and may continue to experience, wage inflation and labor shortages), our position with respect to unions and the unionization of partners, increased employee turnover, changes in availability of our workforce, and shifts in remote or hybrid work arrangements. Our ability to attract and retain corporate, retail, and other personnel is also acutely impacted in certain international and domestic markets where the competition for a relatively small number of qualified employees is intense or in markets where large high-tech companies are able to offer more competitive salaries and benefits. These factors and others have also made, and may continue to make, it more difficult to maintain an effective system of operational internal controls for a dispersed workforce, and to train partners to deliver a consistently high-quality product and customer experience.

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

Starting in September 2021, Starbucks partners at a number of company-operated stores sought union representation through elections conducted by the National Labor Relations Board. Unions have secured representation rights at around 6% of our more than 10,000 U.S. company-operated stores, with potentially more to follow, and Starbucks has been engaged in collective bargaining for initial collective bargaining agreements for these stores. If we encounter difficulties negotiating collective bargaining agreements, are unsuccessful in those efforts, or obtain contracts with unfavorable terms, then we could incur additional costs, change our employee culture, decrease our flexibility, and increase our operational complexity. These risks could also present the potential to disrupt our current operational model by affecting our ability to fully implement operational changes to enhance our efficiency and adapt to changing business needs.

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

Moreover, we have experienced work stoppages and other disruptions caused by union activities or organizing efforts in some company-operated stores. Such work stoppages and other disruptions have the potential to negatively impact our operations, third-party providers upon whom we rely to deliver product, our sales and customer flow in impacted locations, our costs, and can also have a negative impact on our reputation and brand.

Additionally, while we respect the rights of partners to organize, our position with respect to unions and the unionization of partners could negatively impact how our brand is perceived and could have material adverse effects on our business, including on our financial results. These positions could also expose us to legal risk, causing us to incur costs to defend legal and regulatory actions, potential penalties and restrictions, and reputational harm.
Risks Related to Competition

We face intense competition in each of our channels and markets, which could lead to reduced profitability.

The specialty coffee market is highly competitive across product quality, innovation, service, convenience (e.g., delivery and mobile ordering), and price. We face increasing competition in all channels and markets and do not hold leadership positions in every segment. In the U.S., large quick-service competitors offering coffee, tea, and other competitive products may reduce customer traffic and transaction value. Globally, competition from established brands, new entrants, and smaller specialty operators may hinder growth and impact sales. Furthermore, our competitors may attempt to gain market share by offering products at prices at or below those typically offered by our company, which may require us to increase spending on advertising and promotions and/or reduce prices.

In packaged coffee, tea, and ready-to-drink segments, competition from well-funded players may affect Channel Development profitability.

Our ability to compete depends on product improvement and innovation, pricing, customer experience, and strategic investments in store development, technology, and digital engagement. If we are unable to respond to consumer demand for healthy beverages and foods, or our competitors respond more effectively, this could have a negative effect on our business. However, our competitive strategies may not always succeed and could have unintended consequences. Declines in consumer demand—due to shifting preferences, economic pressures, or changes in routines—could also negatively affect our business.

Risks Related to Responsible Business Matters

Climate change may have an adverse impact on our business.

We recognize that climate-related risks are inherent to global business operations. Climate change can affect the supply and pricing of coffee and other non-coffee inputs due to weather volatility, water scarcity, and other environmental factors in producing regions. It may also impact water availability across our supply chain and markets. Operating in 89 global markets, our properties and operations are increasingly vulnerable to extreme weather events—such as wildfires and droughts—which may disrupt operations, close stores, affect customers and suppliers, and increase costs, potentially resulting in financial losses.

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to responsible business matters, that could expose us to numerous risks.

We are subject to evolving and increasingly complex laws and regulations from various authorities and regulatory bodies. These rules—often inconsistent across jurisdictions—can increase compliance uncertainty and administrative costs. Additionally, growing stakeholder focus on responsible business matters has led to heightened expectations and regulatory requirements, such as extended producer responsibility obligations that relate to our product packaging, the EU’s Corporate Sustainability Reporting Directive, or the state of California’s new climate change disclosure requirements. The evolving obligations may increase compliance costs and the risk of noncompliance.

Implementing responsible business initiatives and reporting progress can be costly, complex, and subject to evolving standards, assumptions, and internal controls. Public disclosures may be criticized for accuracy or completeness, and previously reported data may require future adjustments. Failure to meet targets or goals adopted in connection with our responsible business initiatives or otherwise respond to stakeholder expectations on these topics could harm our reputation, reduce customer loyalty, and adversely affect our financial performance. Inadequate progress on responsible business initiatives may also erode trust, trigger negative publicity, litigation, or boycotts, and expose us to civil or criminal liability. Objections from third parties or governments to these initiatives may result in reputational harm, administrative, legislative, or public backlash, or other adverse action, and could negatively impact our financial results or business performance. Such consequences could also result from actual or perceived changes to the scope or extent of our responsible business initiatives, or any discontinuation thereof. Objections may come both from those who believe these initiatives are overly ambitious or inappropriate, and from those who believe they are not ambitious enough. As focus on these issues from consumers, government actors, and other stakeholders intensifies, the risks described in this section may increase.

Certain activist shareholder actions have caused, and could continue to cause, us to incur expense, hinder execution of our business strategy, and adversely impact our stock price.

We regularly engage with shareholders to strengthen the Company and enhance long-term value. However, activist campaigns can result in significant costs, including legal expenses and diversion of management and Board attention. Public activism may also create uncertainty about our strategic direction, strain relationships with stakeholders, hinder talent recruitment, and cause stock price volatility unrelated to business fundamentals. Shareholders with substantial holdings may influence key decisions, including director elections, mergers, and amendments to governing documents. These risks could materially affect our business and operating results.

Risks Related to Regulation and Litigation
Failure to comply with applicable laws and changing legal and regulatory requirements could harm our business and financial results.

Our policies and procedures are designed to ensure compliance with all applicable laws, regulations, and reporting requirements, including those imposed by the SEC, Nasdaq, and foreign jurisdictions. This includes trade, labor, healthcare, food and beverage, sanitation, safety, environmental, labeling, anti-bribery and corruption, and merchandise laws. These legal frameworks are complex and often subject to varying interpretations, which may result in inadvertent non-compliance. Regulatory shifts—such as changes in enforcement priorities—can increase compliance costs and expand reporting obligations. Failure to comply with such laws and regulations could result in the imposition of civil or criminal liability.

Environmental regulations are evolving, with new or expanded rules targeting carbon emissions, plastic use, and commercial water consumption. These changes may lead to higher compliance costs, capital expenditures, and other financial obligations for us and our partners, potentially affecting profitability. Additional emerging regulations, such as import tariffs tied to alleged human rights violations, may also impact operations. Certain jurisdictions have enacted or proposed taxes or other restrictions on the manufacture, distribution, or sale of certain of our products, particularly beverages containing caloric sweeteners. These taxes and other measures vary in structure and may apply broadly or selectively. Additionally, environmentally focused taxes or other measures, such as plastic packaging levies or extended producer responsibility laws, are gaining traction. These measures can adversely affect our financial performance by raising product costs, reducing consumption, or generating negative publicity.

Separately, the OECD’s Pillar Two initiative establishes a 15% global minimum tax for multinational entities. As of September 28, 2025, several countries where we operate have enacted legislation implementing the OECD’s Pillar Two initiative. While not expected to materially impact our consolidated financial results, we continue to monitor developments.

Overall, the regulatory environment is growing more complex due to evolving laws, market expansion, and jurisdictional conflicts. Due to evolving technologies, such as artificial intelligence technologies, the legal and regulatory landscape is uncertain and evolving, and may impose compliance obligations that could increase our costs or limit how we may use these technologies. Moreover, the costs of monitoring and responding to such regulations could have an adverse effect on our operations or financial condition. Non-compliance—whether by us or our partners—can result in litigation, liability, fines, reputational harm, and financial restatements, all of which may adversely affect our business and results of operations.

We have been, and could continue to be, party to litigation or other legal proceedings that could adversely affect our business, results, operations, and reputation.

We are, and may continue to be, subject to litigation and legal proceedings that could adversely affect our business. These may involve claims from employees, customers, regulators, suppliers, shareholders, or others, including class or collective actions. Allegations have included claims related to employment practices, food safety and product defects, data privacy, discrimination, personal injury, advertising, intellectual property disputes, securities violations, and other matters. A judgment significantly in excess of any applicable insurance coverage or third-party indemnity could materially adversely affect our financial condition or results of operations. Even unfounded claims can result in substantial legal costs, management distraction, and potential settlements or penalties. Litigation may also generate negative publicity, harming our reputation, customer relationships, and financial performance. See Note 16, Commitments and Contingencies, to the consolidated financial statements included in Item 8 of Part II of this 10-K for information regarding certain legal proceedings in which we are involved.

Risks Related to Cybersecurity, Data Privacy, and Information Technology

The unauthorized access, use, theft, or destruction of customer or employee data (personal, financial, or other), or of Starbucks proprietary or confidential information, that is stored in our information systems or by third parties could impact our reputation and brand and expose us to potential liability and loss of revenues.

Our information technology systems and those of our third-party service providers, business partners, and licensees—including those supporting point-of-sale, mobile platforms, payment systems, delivery, rewards, and administrative functions—store personal, financial, and confidential data from customers, employees, business partners, and licensees, as well as proprietary business information. Although we have put in place policies, procedures, and technological safeguards designed to protect the security of this information, we cannot guarantee that this information will not be improperly disclosed or accessed. Like other prominent retail companies, we have experienced cyber-attacks (e.g., phishing) and other attempts to breach or gain unauthorized access to our systems, as have our third-party service providers, business partners, and licensees. We expect such threats to continue and evolve, especially with the rapid evolution and increased adoption of artificial intelligence.

Unauthorized access, theft, or destruction of data or any breach, ransomware attack or other incident affecting our systems—whether through external attacks or internal methods—could result in reputational harm, loss of customers, business disruption, regulatory investigations, litigation (including class actions), and significant financial costs. It may take considerable time for us to investigate and evaluate the full impact of incidents, particularly for sophisticated attacks. Responding to cybersecurity incidents may require substantial investments in technology, personnel, legal compliance, and customer support, including notification and credit monitoring. These costs could materially impact our financial results and divert resources from strategic initiatives. Media reports of actual or perceived vulnerabilities—whether involving us or our third-party service providers, business partners, or licensees—can damage our brand and business, regardless of an incident’s scope or validity.

Failure to maintain satisfactory compliance with certain privacy and data protection laws and regulations may result in substantial negative financial consequences, reputational harm, and civil or criminal penalties.

We are subject to a complex and rapidly evolving landscape of local, national, and international laws and regulations governing the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These laws and regulations are frequently amended, reinterpreted, and increasingly enforced, often resulting in heightened compliance obligations, litigation risk, and operational costs. Regulatory scrutiny is intensifying, with agencies such as the Federal Trade Commission and state attorneys general applying consumer protection laws to online data practices. The legal landscape remains fluid, with privacy and data protection laws potentially limiting data use, requiring changes to processing practices, exposing us to fines, litigation, or other penalties, or impacting our ability to develop new services. Regulatory changes may include new legislation, invalidation of existing rules, or increased penalties, all of which can impact our ability to develop and offer new products and services. For example, the EU’s GDPR and the U.K. equivalent impose strict data protection requirements and significant penalties for noncompliance. China’s Personal Information Protection Law (PIPL) and Data Security Law similarly regulate personal and non-personal data processing activities and establish data subject rights and obligations for personal information processors, with civil and criminal liabilities for violations. Other jurisdictions served by Starbucks and its licensees are enacting or proposing comparable laws, including restrictions on cross-border data transfers and enhanced data safeguards, which may increase compliance costs and affect business operations.

In the U.S., the California Consumer Privacy Act (CCPA) and numerous other state privacy laws impose disclosure obligations and grant consumers rights over their personal data. Some such laws include private rights of action. These state laws require ongoing investment in compliance infrastructure. Privacy and data protection laws, such as those referenced above, may also affect emerging business models, such as Starbucks Digital Solutions, which rely on Starbucks acting as a data controller in licensed markets. In such cases, Starbucks may bear primary responsibility for compliance with applicable privacy regulations.

The increasing adoption of artificial intelligence technologies has led data protection authorities around the world to consider and adopt new and evolving interpretations of privacy and data protection laws, with specific obligations regarding processing of personal data, including required notices, consents, and opt-outs.

Claims we have failed to comply with applicable privacy and data protection laws or to adequately safeguard personal data, even if unfounded, may result in regulatory investigations, enforcement actions, litigation (including class actions), reputational harm, and financial penalties, any of which could materially affect our operations and financial performance.

We rely heavily on information technology in our operations and growth initiatives, and any material failure, inadequacy, interruption, or security failure of that technology could harm our ability to effectively operate and grow our business and could adversely affect our financial results.

We rely extensively on interconnected information technology systems to support our operations, including point-of-sale, mobile ordering, payments, supply chain management, loyalty programs, and administrative functions. We also depend on third-party providers for key systems and services, which may lack full redundancy within or across markets. Our growth initiatives—particularly those involving digital engagement and convenience-led formats—depend heavily on the reliability and performance of these systems. Any failure, inadequacy, inefficiency, or interruption could disrupt operations and adversely affect financial results. Our contractual and operational safeguards may not be effective in preventing the failure of these systems or services to operate effectively and be available. Failures—whether due to outages, cyber-attacks, software flaws, misconfigurations, or other disruptions—could materially impact product availability, operational efficiency, and financial performance. If our incident response and recovery plans are ineffective or delayed, remediation efforts may incur significant, unplanned costs.

Emerging technologies, including artificial intelligence and machine learning, may not deliver expected efficiencies and could introduce new risks, such as those related to cybersecurity, data privacy, inaccuracies, hallucinations, bias or discrimination and intellectual property infringement, which may become more pronounced as the Company’s reliance on such technologies increases.
Risks Related to Intellectual Property

Failure to adequately protect our intellectual property or ensure that we are not infringing on the intellectual property of others could harm the value of our brand and our business.

Our brand names, trademarks, and other intellectual property are critical assets that support brand awareness and product development across domestic and international markets. We protect these assets through a combination of trademarks, copyrights, service marks, trade secrets, patents, and other intellectual property rights. While we have registered certain trademarks in the U.S. and abroad, not all of our trademarks are registered in every market where we operate or may operate in the future, and some may never be registered.

Securing and enforcing intellectual property rights—especially in rapidly evolving areas—can be costly and time-consuming. Additionally, the laws and enforcement mechanisms we rely on to protect our intellectual property from unauthorized use may be inadequate. Our competitive position may be adversely affected by our possible inability to effectively protect our intellectual property.

We also seek to maintain certain intellectual property as trade secrets. The secrecy of such trade secrets and other sensitive information could be compromised, which could cause us to lose the competitive advantage resulting from these trade secrets.

Additionally, we also face the risk of infringing third-party intellectual property rights. Any infringement claims, even unmerited claims, can be time consuming and disruptive to our ability to generate revenues or enter into new market opportunities. Further, such claims may lead to expensive and disruptive litigation or significantly increased costs as a result of our attempt to license the intellectual property rights to avoid infringement of third-party rights. Additionally, licensees and other third parties who hold licenses to our intellectual property may take actions that diminish the value of our intellectual property, further exposing us to reputational and financial risk.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
Starbucks has implemented a cybersecurity program that leverages industry-standard cybersecurity frameworks, such as the National Institute of Standards and Technology Cybersecurity Framework, to assess, identify, and manage cybersecurity risk. Our cybersecurity program is integrated with the Enterprise Risk Management (“ERM”) framework and governance processes utilized by management and our Board to oversee our various top enterprise risks. Our internal audit function periodically evaluates our cybersecurity program and selected aspects of it.

We have implemented various processes and tools to identify cybersecurity threats, detect potential attacks, and protect our data and information technology. We periodically evaluate evolving cybersecurity risks and legal and compliance requirements, and we make ongoing strategic investments to address those evolving risks and requirements. We also participate in multiple cybersecurity forums that share threat intelligence and best practices.

Starbucks assesses, measures, and reports on cybersecurity risk at operational, program or management, and strategic or executive oversight levels. We maintain and periodically update written cybersecurity policies, standards, and controls, which are reviewed by a cross-functional management-level committee and designed to align with business objectives, regulatory requirements, and industry best practices. We train our employees through annual cybersecurity awareness training, which includes information about how to report cybersecurity concerns and incidents, as well as phishing simulations and periodic communications about timely cybersecurity topics and threats. We also implement a variety of tools to monitor our systems and network activity, and we conduct various simulated attacks and penetration tests to assess the effectiveness of these tools.

We maintain an incident response plan that guides us in identifying, evaluating, responding to, and recovering from cybersecurity incidents. The plan provides for the creation of a cross-functional, tailored incident response team, led by dedicated incident responders, that may include both Company personnel and third-party service providers, as appropriate. The incident response plan includes incident classification and escalation protocols, including a process for informing senior management and the Board, as appropriate, as well as processes to assess and comply with applicable legal obligations. We periodically test the effectiveness of the plan, and review and update it, as appropriate.

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

As of the date of this filing, we have not identified any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, there can be no assurance that we, or our third-party business partners or service providers, will not experience a cybersecurity threat or incident in the future that could materially adversely affect our business strategy, results of operations, or financial condition. For further discussion of the risks related to cybersecurity, see the risk factors discussed under “Risks Related to Cybersecurity, Data Privacy, and Information Technology” in our Risk Factors in Item 1A of this Form 10-K.

Governance
Our cybersecurity program is led by our senior vice president, chief information security officer (“ciso”), who is responsible for identifying, assessing, and managing our collective information security and technology risks. Our ciso has more than 20 years of experience in the information security and technology fields, including various leadership roles in several large companies across multiple industries. Those roles have included leading various cybersecurity capabilities and managing information security, business intelligence, and data analytics teams.

The ciso is informed about the prevention, detection, mitigation, and remediation of cybersecurity incidents through management of, and participation in, the cybersecurity program described above, including through reports prepared by our internal cybersecurity team and the operation of our incident response plan. The ciso meets regularly with leaders of our various information technology management teams and with the Risk Management Committee (a cross-functional management-level committee, which is co-managed by our cfo and chief legal officer and meets at least quarterly), to review and discuss our cybersecurity and other information technology risks and opportunities.

Our Board has ultimate cybersecurity and data privacy risk oversight responsibility for the Company and administers this responsibility both directly and with assistance from the Audit and Compliance Committee (“Audit Committee”). The Audit Committee oversees our cybersecurity and technology risks, along with our data privacy risks, all of which are integrated into our overall ERM program. The Audit Committee actively reviews and discusses our cybersecurity and technology risk management programs and regularly reports out to the full Board on our relevant strengths and opportunities. The Audit Committee also reviews our data privacy risk management programs and reports out to the full Board on our relevant strengths and opportunities.

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
Item 2.Properties
The material properties used by Starbucks in connection with its roasting, manufacturing, warehousing, distribution, and corporate administrative operations, serving all segments, are as follows:

Location	Approximate Size in Square Feet	Purpose
York, PA	1,957,000	Roasting, warehousing and distribution
Seattle, WA	1,294,000	Corporate administrative
Minden, NV (Carson Valley)	1,080,000	Roasting, warehousing and distribution
Auburn, WA	750,000	Warehousing and distribution
Lebanon, TN	680,000	Warehousing and distribution
Kunshan, China	630,000	Roasting, warehousing and distribution
Kent, WA	510,000	Roasting and distribution
Shanghai, China	221,000	Corporate administrative
We own most of our roasting facilities and lease the majority of our warehousing and distribution locations. As of September 28, 2025, Starbucks had 21,514 company-operated stores, almost all of which are leased. We also lease space in various locations worldwide for regional, district, and other administrative offices, training facilities, and storage. In addition to the locations listed above, we hold inventory at various locations managed by third-party warehouses. We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.
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
As of November 7, 2025, we had approximately 16,000 shareholders of record. This does not include persons whose stock is in nominee or “street name” accounts through brokers.
MARKET INFORMATION AND DIVIDEND POLICY
Starbucks common stock is traded on Nasdaq, under the symbol “SBUX.”
Future decisions to pay comparable cash dividends to those paid in the past continue to be at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board considers relevant.
ISSUER PURCHASES OF EQUITY SECURITIES
Shares under our ongoing share repurchase program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or through privately negotiated transactions. The timing, manner, price, and amount of repurchases will be determined at our discretion and the share repurchase program may be suspended, terminated, or modified at any time for any reason. During the fiscal fourth quarter ended September 28, 2025, there was no share repurchase activity.

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
The following graph depicts the total return to shareholders from September 27, 2020, through September 28, 2025, relative to the performance of the Standard & Poor’s 500 Index, the Nasdaq Composite Index and the Standard & Poor’s 500 Consumer Discretionary Sector, a peer group that includes Starbucks. All indices shown in the graph have been reset to a base of 100 as of September 27, 2020, and assume an investment of $100 on that date and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future stock price performance.

$300
$250
$200
$150
$100
$50
$0
9/27/2020
10/3/2021
10/2/2022
10/1/2023
9/29/2024
9/28/2025
Starbucks Corporation
S&P 500
Nasdaq Composite
S&P Consumer Discretionary

	Sep 27, 2020	Oct 3, 2021	Oct 2, 2022	Oct 1, 2023	Sep 29, 2024	Sep 28, 2025
Starbucks Corporation	$100.00	$136.25	$103.93	$114.96	$125.74	$110.47
S&P 500	100.00	130.01	109.89	133.65	182.23	214.30
Nasdaq Composite	100.00	130.26	96.06	121.14	167.95	210.64
S&P Consumer Discretionary	100.00	119.15	94.25	107.23	137.32	165.21

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
General
Our fiscal year ends on the Sunday closest to September 30. All references to store counts, including data for new store openings, are reported net of related store closures, unless otherwise noted. Fiscal years 2025, 2024, and 2023 included 52 weeks.
The discussion of our financial condition and results of operations for the fiscal year ended October 1, 2023, included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) can be found in the Annual Report on Form 10-K for the fiscal year ended September 29, 2024.
Overview
We have three reportable operating segments: 1) North America, which is inclusive of the U.S. and Canada; 2) International, which is inclusive of China, Japan, Asia Pacific, Europe, Middle East, Africa, Latin America, and the Caribbean; and 3) Channel Development. Unallocated corporate expenses are reported within Corporate and Other.
We believe our financial results and long-term growth model will continue to be driven by new store openings, comparable store sales, and operating margin management, underpinned by disciplined capital allocation. Comparable store sales includes company-operated stores open 13 months or longer, and exclude the effects of foreign currency exchange rates. Stores that are temporarily closed remain in comparable store sales while permanent store closures are removed in the month following closure. We believe these key operating metrics are useful to investors because management uses these metrics to assess the growth of our business and the effectiveness of our marketing and operational strategies. Throughout this MD&A, we commonly discuss the following key operating metrics:
•New store openings and store count
•Comparable store sales
•Operating margin
Starbucks results for fiscal 2025 showed continued progress on key “Back to Starbucks” initiatives, specifically investments in coffeehouse partners, as we work to rebuild a stronger Starbucks. These investments include the Green Apron Service model, additional investments in staffing and hours at the right times to deliver enhanced customer service, and the Leadership Experience 2025, a conference designed to empower and motivate our retail leaders to accelerate our “Back to Starbucks” strategy. Consolidated net revenues increased 3% to $37.2 billion in fiscal 2025 compared to $36.2 billion in fiscal 2024, primarily driven by incremental revenues from net new company-operated stores over the past 12 months, an increase in revenue in the Global Coffee Alliance, and incremental revenue from the acquisition of 23.5 Degrees Topco Limited, a U.K. licensed business partner, partially offset by a decrease in comparable store sales and a decline in our licensed store business.
For both the North America segment and U.S. market, revenue increased 1% in fiscal 2025 compared to fiscal 2024, primarily driven by net new company-operated store growth of 4%, or 441 stores, over the past 12 months, prior to the 584 North America restructuring closures late in the fourth quarter of fiscal 2025. This growth was partially offset by a 2% decline in comparable store sales. Comparable transactions declined 4%, partially offset by average ticket growth of 2%, primarily driven by annualization of pricing in the current year. Also contributing were lower product and equipment sales to, and royalty revenues from, our licensees.
For the International segment, revenue increased 7% in fiscal 2025 compared to fiscal 2024, primarily driven by net new company-operated and licensed store openings over the past 12 months, incremental net revenue from the conversion of 113 licensed stores to company-operated stores following the acquisition of 23.5 Degrees Topco Limited during the first quarter of fiscal 2025, and higher product and equipment sales to, and royalty revenues from, our licensees.
Revenue for our Channel Development segment increased 6% in fiscal 2025 compared with fiscal 2024, primarily driven by an increase in revenue in the Global Coffee Alliance.
In support of our “Back to Starbucks” strategy, we completed our assessment of our coffeehouse portfolio late in the fourth quarter and made decisions to close stores that did not demonstrate a viable path to profitability, or meet our standards of delivering a warm, welcoming space for our customers and partners. Our store closures in North America were substantially completed in fiscal 2025 and the International store closures are expected to be completed in the first half of fiscal 2026. As a result of these closures, we expect a fiscal 2026 reduction in our baseline North America company-operated revenues, partially offset by sales transfer to nearby coffeehouses that remain open. We also expect the future impact to operating margins to be slightly accretive. With a healthier base of coffeehouses, we see meaningful opportunity for disciplined growth. We anticipate that these actions, along with simplifying our broader support organization, will allow us to restructure, redeploy, and refocus our resources on priorities that we believe will deliver long-term sustainable business growth.
We expect that the macroeconomic challenges we have been experiencing, including impacts from new tariffs and dynamic coffee prices, will continue; however, we are encouraged by the results we have seen from our “Back to Starbucks” initiatives. Following our Green Apron Service model going live across our full U.S company-operated store portfolio in the fourth quarter of fiscal 2025, we are focused on empowering coffeehouse leaders to take ownership of sustaining the model as our permanent way of working, which we expect to enhance the customer experience and drive future transaction growth. Further, as announced in early November 2025, we look forward to working with our new strategic joint venture partner, Boyu Capital, to accelerate long-term growth in China. We believe, through strategic prioritization, that we are taking the right actions now and in the future, specifically through our investments in store partners, uplifting the coffeehouse experience through disciplined capital deployment, introducing new food and beverage platforms, reimagining the Starbucks rewards program, and enhancing support for our licensee partners. These actions, while driving more efficiency, accountability, and agility as a company, will lay the foundation for the future of Starbucks.

Financial Highlights
•Total net revenues increased 3% to $37.2 billion in fiscal 2025 compared to $36.2 billion in fiscal 2024.
•Consolidated operating income decreased to $2.9 billion in fiscal 2025 compared to $5.4 billion in fiscal 2024. Fiscal 2025 operating margin was 7.9% compared to 15.0% in fiscal 2024. Operating margin contraction of 710 basis points was primarily due to restructuring costs associated with the closure of coffeehouses and simplification of our support organization (approximately 240 basis points), deleverage (approximately 210 basis points), investments in support of “Back to Starbucks,” which were largely in labor hours (approximately 130 basis points), and inflation (approximately 80 basis points).
•Diluted earnings per share (“EPS”) for fiscal 2025 declined to $1.63, compared to EPS of $3.31 in fiscal 2024. The decrease was primarily driven by contraction in operating margin, including restructuring and impairment costs in support of our “Back to Starbucks” strategy, as compared to the prior year.
•Capital expenditures were $2.3 billion in fiscal 2025 and $2.8 billion in fiscal 2024.
•We returned $2.8 billion and $3.8 billion to our shareholders in fiscal 2025 and fiscal 2024, respectively, through dividends and share repurchases.
Acquisitions and Divestitures
See Note 2, Acquisitions and Divestitures, to the consolidated financial statements included in Item 8 of Part II of this 10-K for information regarding acquisitions and divestitures.
RESULTS OF OPERATIONS — FISCAL 2025 COMPARED TO FISCAL 2024
Consolidated results of operations (in millions):
Revenues

Fiscal Year Ended	Sep 28, 2025	Sep 29, 2024	% Change
Net revenues:
Company-operated stores	$30,744.8	$29,765.9	3.3%
Licensed stores	4,350.4	4,505.1	(3.4)
Other	2,089.2	1,905.2	9.7
Total net revenues	$37,184.4	$36,176.2	2.8%
Total net revenues increased $1 billion, or 3%, over fiscal 2024, primarily due to higher revenues from company-operated stores ($979 million) and other revenues ($184 million), partially offset by a decline in revenues from licensed stores ($155 million).
Company-operated store revenue increased $979 million, primarily driven by net new company-operated store growth of 5%, or 1,010 stores, over the past 12 months ($1.2 billion), prior to the 627 restructuring closures late in the fourth quarter of fiscal 2025, and incremental revenue from the conversion of 113 licensed stores to company-operated stores ($131 million) following the acquisition of 23.5 Degrees Topco Limited. Partially offsetting this increase was a 1% decline in comparable store sales ($408 million), attributable to a 2% decline in comparable transactions, partially offset by a 1% increase in average ticket, primarily due to annualization of prior year pricing.
Licensed stores revenue decreased $155 million, primarily driven by lower product and equipment sales to, and royalty revenues from, our licensees in our North America segment ($143 million), the impact of the acquisition of 23.5 Degrees Topco Limited ($36 million), and by unfavorable foreign currency translation impacts ($22 million). These decreases were partially offset by higher product sales to, and royalty revenues from, our licensees in our International segment ($79 million).
Other revenues increased $184 million, primarily due to an increase in revenue in the Global Coffee Alliance ($99 million) and increased sales of cocoa butter to third parties ($66 million).

Operating Expenses

Fiscal Year Ended	Sep 28, 2025	Sep 29, 2024	Sep 28, 2025	Sep 29, 2024
			As a % of Total Net Revenues
Product and distribution costs	$11,658.2	$11,180.6	31.4%	30.9%
Store operating expenses	17,058.9	15,286.5	45.9	42.3
Other operating expenses	584.6	565.6	1.6	1.6
Depreciation and amortization expenses	1,684.7	1,512.6	4.5	4.2
General and administrative expenses	2,617.2	2,523.3	7.0	7.0
Restructuring and impairments	892.0	—	2.4	—
Total operating expenses	34,495.6	31,068.6	92.8	85.9
Income from equity investees	247.8	301.2	0.7	0.8
Operating income	$2,936.6	$5,408.8	7.9%	15.0%
Store operating expenses as a % of related revenues			55.5%	51.4%
Product and distribution costs as a percentage of total net revenues increased 50 basis points, primarily due to inflation (approximately 80 basis points).
Store operating expenses as a percentage of total net revenues increased 360 basis points. Store operating expenses as a percentage of company-operated store revenues increased 410 basis points, primarily due to deleverage (approximately 200 basis points), additional labor (approximately 160 basis points), and increased marketing (approximately 90 basis points).
Other operating expenses increased $19 million, primarily due to support costs for our licensed markets.
Depreciation and amortization expenses as a percentage of total net revenues increased 30 basis points, primarily due to deleverage.
General and administrative expenses increased $94 million, primarily due to the Leadership Experience 2025 ($81 million).
Restructuring and impairments were $892 million, largely due to costs associated with the closure of coffeehouses and simplification of our support organization. See Note 18, Restructuring, to the consolidated financial statements included in Item 8 of Part II of this 10-K, for further discussion.
Income from equity investees decreased $53.4 million, primarily due to lower income from our North American Coffee Partnership joint venture.
The combination of these changes resulted in an overall decrease in operating margin of 710 basis points in fiscal 2025 when compared to fiscal 2024.

Other Income and Expenses

Fiscal Year Ended	Sep 28, 2025	Sep 29, 2024	Sep 28, 2025	Sep 29, 2024
			As a % of Total Net Revenues
Operating income	$2,936.6	$5,408.8	7.9%	15.0%
Interest income and other, net	113.3	122.8	0.3	0.3
Interest expense	(542.6)	(562.0)	(1.5)	(1.6)
Earnings before income taxes	2,507.3	4,969.6	6.7	13.7
Income tax expense	650.6	1,207.3	1.7	3.3
Net earnings including noncontrolling interests	1,856.7	3,762.3	5.0	10.4
Net earnings/(loss) attributable to noncontrolling interests	0.3	1.4	0.0	0.0
Net earnings attributable to Starbucks	$1,856.4	$3,760.9	5.0%	10.4%
Effective tax rate including noncontrolling interests			25.9%	24.3%
Interest income and other, net decreased $10 million, primarily due to lower cash balances and lower interest rates in the current year.
Interest expense decreased $19 million, primarily due to savings from cross-currency interest rate hedging, partially offset by higher interest rates on refinanced long-term debt.
The effective tax rate for fiscal 2025 was 25.9% compared to 24.3% for fiscal 2024.The increase was primarily due to the discrete impact of changes in indefinite reinvestment assertions for certain foreign entities in the third quarter of fiscal 2025 (approximately 290 basis points), partially offset by the discrete impact of a tax status change for a certain foreign entity in the first quarter of fiscal 2025 (approximately 120 basis points). See Note 14, Income Taxes, to the consolidated financial statements included in Item 8 of Part II of this 10-K, for further discussion.

Segment Information
Results of operations by segment (in millions):
North America

Fiscal Year Ended	Sep 28, 2025	Sep 29, 2024	Sep 28, 2025	Sep 29, 2024
			As a % of North America Total Net Revenues
Net revenues:
Company-operated stores	$24,793.0	$24,258.7	90.6%	89.8%
Licensed stores	2,575.6	2,747.4	9.4	10.2
Other	4.5	3.4	0.0	0.0
Total net revenues	27,373.1	27,009.5	100.0	100.0
Product and distribution costs	7,628.7	7,478.0	27.9	27.7
Store operating expenses	13,973.3	12,467.1	51.0	46.2
Other operating expenses	281.6	280.9	1.0	1.0
Depreciation and amortization expenses	1,196.3	1,052.4	4.4	3.9
General and administrative expenses	483.3	375.8	1.8	1.4
Restructuring and impairments	653.2	—	2.4	—
Total operating expenses	24,216.4	21,654.2	88.5	80.2
Operating income	$3,156.7	$5,355.3	11.5%	19.8%
Store operating expenses as a % of related revenues			56.4%	51.4%
Revenues
North America total net revenues for fiscal 2025 increased $364 million, or 1%, primarily driven by net new company-operated store growth of 4%, or 441 stores over the past 12 months ($980 million), prior to the 584 restructuring closures late in the fourth quarter of fiscal 2025. This growth was partially offset by a 2% decline in comparable store sales ($419 million) driven by a 4% decline in comparable transactions, partially offset by a 2% increase in average ticket, primarily due to annualization of prior year pricing. Also contributing were lower product and equipment sales to, and royalty revenues from, our licensees ($143 million) and the impact of unfavorable foreign currency translation ($42 million).
Operating Margin
North America operating income for fiscal 2025 decreased 41% to $3.2 billion, compared to $5.4 billion in fiscal 2024. Operating margin contracted 830 basis points to 11.5%, primarily driven by deleverage (approximately 310 basis points) restructuring costs associated with the closure of coffeehouses and simplification of our support organization (approximately 240 basis points) and investments in support of “Back to Starbucks,” which were largely in labor hours (approximately 180 basis points).

International

Fiscal Year Ended	Sep 28, 2025	Sep 29, 2024	Sep 28, 2025	Sep 29, 2024
			As a % of International Total Net Revenues
Net revenues:
Company-operated stores	$5,951.8	$5,507.2	76.1%	75.0%
Licensed stores	1,774.8	1,757.7	22.7	24.0
Other	93.3	74.0	1.2	1.0
Total net revenues	7,819.9	7,338.9	100.0	100.0
Product and distribution costs	2,749.8	2,575.2	35.2	35.1
Store operating expenses	3,085.6	2,819.4	39.5	38.4
Other operating expenses	242.0	225.1	3.1	3.1
Depreciation and amortization expenses	363.9	338.3	4.7	4.6
General and administrative expenses	344.3	338.8	4.4	4.6
Restructuring and impairments	82.5	—	1.1	—
Total operating expenses	6,868.1	6,296.8	87.8	85.8
Income/ (loss) from equity investees	(1.8)	3.6	0.0	0.0
Operating income	$950.0	$1,045.7	12.1%	14.2%
Store operating expenses as a % of related revenues			51.8%	51.2%
Revenues
International total net revenues for fiscal 2025 increased $481 million, or 7%, primarily due to net new company-operated store growth of 5%, or 526 stores, over the past 12 months ($264 million) and the incremental net revenue from the conversion of 113 licensed stores to company-operated stores ($95 million) following the acquisition of 23.5 Degrees Topco Limited during the first quarter of fiscal 2025. Also contributing to the increase in revenues were higher product sales to, and royalty revenues from, our licensees ($79 million), primarily due to the opening of 378 net new licensed store over the past 12 months.
Operating Margin
International operating income for fiscal 2025 decreased 9% to $950 million, compared to $1.0 billion in fiscal 2024. Operating margin contracted 210 basis points, to 12.1% , primarily due to increased promotional activity (approximately 170 basis points) and restructuring and impairment costs associated with the closure of coffeehouses and simplification of our support organization (approximately 110 basis points).

Channel Development

Fiscal Year Ended	Sep 28, 2025	Sep 29, 2024	Sep 28, 2025	Sep 29, 2024
			As a % of Channel Development Total Net Revenues
Net revenues	$1,871.7	$1,769.8
Product and distribution costs	1,168.3	1,075.4	62.4%	60.8%
Other operating expenses	60.2	58.4	3.2	3.3
General and administrative expenses	5.8	7.7	0.3	0.4
Restructuring and impairments	1.9	—	0.1	—
Total operating expenses	1,236.2	1,141.5	66.0	64.5
Income from equity investees	249.6	297.6	13.3	16.8
Operating income	$885.1	$925.9	47.3%	52.3%
Revenues
Channel Development total net revenues for fiscal 2025 increased $102 million, or 6%, compared to fiscal 2024, primarily due to an increase in revenue in the Global Coffee Alliance ($99 million).
Operating Margin
Channel Development operating income for fiscal 2025 decreased 4% to $885 million, compared to $926 million in fiscal 2024. Operating margin contracted 500 basis points to 47.3%, primarily driven by a decline in our North American Coffee Partnership joint venture income (approximately 350 basis points) and higher global product costs (approximately 90 basis points).

Corporate and Other

Fiscal Year Ended	Sep 28, 2025	Sep 29, 2024	% Change
Net revenues:
Other	$119.7	$58.0	106.4%
Total net revenues	119.7	58.0	106.4
Product and distribution costs	111.4	52.0	114.2
Other operating expenses	0.8	1.2	(33.3)
Depreciation and amortization expenses	124.5	121.9	2.1
General and administrative expenses	1,783.8	1,801.0	(1.0)
Restructuring and impairments	154.4	—	nm
Total operating expenses	2,174.9	1,976.1	10.1
Operating loss	$(2,055.2)	$(1,918.1)	7.1%
Corporate and Other primarily consists of our unallocated corporate expenses and sales of cocoa butter to third parties. Unallocated corporate expenses include corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments.
Corporate and Other operating loss increased 7% to $2.1 billion for fiscal 2025 compared to $1.9 billion for fiscal 2024, largely due to costs associated with the restructuring of our support organization, primarily severance costs.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
Cash and Investment Overview
Our cash and investments were $3.7 billion and $3.8 billion as of September 28, 2025, and September 29, 2024, respectively. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, fund acquisitions, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate debt securities and U.S. government treasury securities, as well as principal-protected structured deposits. As of September 28, 2025, approximately $1.6 billion of cash and short-term investments were held in foreign subsidiaries.
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
Borrowings under the 2025 credit facility will bear interest at a fluctuating rate based on the Term Secured Overnight Financing Rate (“Term SOFR”), and, for U.S. dollar-denominated loans under certain circumstances, a Base Rate (as defined in the 2025 credit facility), in each case plus an applicable rate. The applicable rate is based on the Company’s long-term credit ratings assigned by Moody’s and Standard & Poor’s rating agencies. The 2025 credit facility contains alternative interest rate provisions specifying rate calculations to be used at such time Term SOFR ceases to be available as a benchmark due to reference rate reform. The “Base Rate” of interest is the highest of (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America’s prime rate, (iii) Term SOFR plus 1.00% and (iv) 1.00%. Upon the occurrence of any event of default under the
2025 credit facility, interest on the outstanding amount of the indebtedness under the 2025 credit facility will bear interest at a rate per annum equal to 2% in excess of the interest then borne by such borrowings.
The 2025 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of September 28, 2025, we were in compliance with all applicable covenants. No amounts were outstanding under our 2025 credit facility as of September 28, 2025, or our 2021 credit facility as of September 29, 2024.

Our total available contractual borrowing capacity for general corporate purposes was $3.0 billion as of the end of fiscal 2025.
Commercial Paper
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our 2025 credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures, and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock and share repurchases. As of September 28, 2025, and September 29, 2024, we had no borrowings outstanding under our commercial paper program.
Credit Facilities in Japan
Additionally, we hold the following Japanese yen-denominated credit facilities that are available for working capital needs and capital expenditures within our Japanese market:
•A ¥5.0 billion, or $33.4 million, credit facility is currently set to mature on December 30, 2025. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on Tokyo Interbank Offered Rate (“TIBOR”) plus an applicable margin of 0.400%.
•A ¥10.0 billion, or $66.8 million, credit facility is currently set to mature on March 27, 2026. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.300%.
As of September 28, 2025 and September 29, 2024, we had no borrowings outstanding under these credit facilities.
See Note 9, Debt, to the consolidated financial statements included in Item 8 of Part II of this 10-K for details of the components of our long-term debt.
Our ability to incur new liens and conduct sale and leaseback transactions on certain material properties is subject to compliance with terms of the indentures under which the long-term notes were issued. As of September 28, 2025, we were in compliance with all applicable covenants.
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
We regularly review our cash positions and our determination of partial indefinite reinvestment of foreign earnings. In the event we determine that all or another portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes, which could be material. Any foreign earnings that are not indefinitely reinvested may be repatriated at management’s discretion. During fiscal 2025, we revised our indefinite reinvestment assertions from prior years' cumulative earnings from certain foreign subsidiaries, and in the fourth quarter of fiscal 2025, we repatriated approximately $900 million of cash from foreign subsidiaries, upon which approximately $90 million in related withholding taxes were recorded and paid. We continue to be indefinitely reinvested in the remainder of our foreign earnings, for which no tax accrual has been recorded.

On July 4, 2025, the President of the United States signed and enacted tax legislation into law through a reconciliation bill titled “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14,” commonly referred to as the “One Big Beautiful Bill Act.” This legislation was enacted during the fourth quarter of fiscal 2025; therefore, the fiscal 2025 accounting impacts from this tax law change are included in our fourth quarter of fiscal 2025 results. This tax law change did not result in a material impact to our consolidated financial statements. See Note 14, Income Taxes, to the consolidated financial statements included in Item 8 of Part II of this 10-K, for further discussion.
During each of the first three quarters of fiscal 2024, we declared a cash dividend to shareholders of $0.57 per share. During the fourth quarter of fiscal 2024, and for each of the first three quarters of fiscal 2025, we declared a cash dividend of $0.61 per share. During the fourth quarter of fiscal 2025, we declared a cash dividend of $0.62 per share to be paid on November 28, 2025, with an expected payout of approximately $704.8 million. Dividends are generally paid in the quarter following the declaration date. Cash returned to shareholders through dividends in fiscal 2025 and 2024 totaled $2.8 billion and $2.6 billion, respectively.
During the fiscal year ended September 29, 2024, we repurchased 12.8 million shares of common stock for $1.3 billion on the open market. During the fiscal year ended September 28, 2025, we made no common stock share repurchases. As of September 28, 2025, 29.8 million shares remained available for repurchase under current authorizations.
Other than normal operating expenses, cash requirements for fiscal 2026 are expected to consist primarily of capital expenditures in our new and existing stores, our supply chain, and corporate facilities. Total capital expenditures for fiscal 2026 are expected to be moderately lower than fiscal 2025.
The following table summarizes current and long-term material cash requirements as of September 28, 2025, which we expect to fund primarily with operating cash flows (in millions):

	Material Cash Requirements
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations(1)	$12,389.2	$1,940.6	$3,305.7	$2,550.7	$4,592.2
Debt obligations
Principal payments	16,200.0	1,500.0	2,850.0	3,000.0	8,850.0
Interest payments	6,264.1	603.4	1,033.4	816.2	3,811.1
Purchase obligations(2)	1,350.8	1,185.4	165.4	—	—
Other obligations(3)	308.3	117.0	49.0	40.1	102.2
Total	$36,512.4	$5,346.4	$7,403.5	$6,407.0	$17,355.5
(1)Amounts include direct lease obligations, excluding any taxes, insurance, and other related expenses.
(2)Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Starbucks and that specify all significant terms. Green coffee purchase commitments comprise 88% of total purchase obligations.
(3)Other obligations include other long-term liabilities primarily consisting of long-term asset retirement obligations, income taxes payable, equity investment capital commitments, and finance lease obligations.
Cash Flows
Cash provided by operating activities was $4.7 billion for fiscal 2025, compared to $6.1 billion for fiscal 2024. The change was primarily due to the decrease in net earnings of $1.9 billion and a net increase of $451.2 million in inventories, which was primarily driven by green and roasted coffee, largely due to elevated coffee prices. These impacts were partially offset by a net increase of $713.2 million in loss on disposal, impairment, and accelerated amortization of assets primarily driven by restructuring costs as part of the “Back to Starbucks” strategy and a net increase in accounts payable, primarily due to payment timing.
Cash used in investing activities was $2.5 billion for fiscal 2025, compared to $2.7 billion for fiscal 2024. The change was primarily due to a net decrease in capital expenditures of $472.0 million driven by a reduction in retail store investments and renovations in North America. These increases were partially offset by the acquisition of 23.5 Degrees Topco Limited.
Cash used in financing activities was $2.3 billion for fiscal 2025, compared to $3.7 billion for fiscal 2024. The change was primarily due to no current year share repurchases of our common stock compared to the prior year.

COMMODITY PRICES, AVAILABILITY, AND GENERAL RISK CONDITIONS
Commodity price risk represents our primary market risk, generated by our purchases of green coffee and dairy products, among other items. We purchase, roast, and sell high-quality arabica coffee and related products, and risk arises from the price volatility of green coffee. In addition to coffee, we also purchase significant amounts of dairy products to support the needs of our company-operated stores. The price and availability of these commodities, including impacts from volatility in green coffee prices and new tariffs, directly impact our results of operations, and we expect commodity prices, particularly coffee, to continue to impact future results of operations. For additional details see Product Supply in Item 1 of Part I of this 10-K, as well as Risk Factors in Item 1A of Part I of this 10-K.
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
The following table summarizes the potential impact as of September 28, 2025, to Starbucks future net earnings and other comprehensive income (“OCI”) from changes in commodity prices. The information provided below relates only to the derivative hedging instruments and does not represent the corresponding changes in the underlying hedged items (in millions):

	Increase/(Decrease) to Net Earnings		Increase/(Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
Commodity hedges	—	—	39	(39)
Foreign Currency Exchange Risk
The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, because a portion of our operations consists of activities outside of the U.S., we have transactions in other currencies, primarily the Chinese renminbi, Japanese yen, Canadian dollar, British pound, South Korean won, and euro. To reduce cash flow volatility from foreign currency fluctuations, we enter into derivative instruments to hedge portions of cash flows of anticipated intercompany royalty payments, inventory purchases, intercompany borrowing, and lending activities, and certain other transactions in currencies other than the functional currency of the entity that is party to the arrangements, as well as the translation risk of certain balance sheet items and net investments in foreign operations. The volatility in the foreign exchange market may lead to significant fluctuation in foreign currency exchange rates and adversely impact our financial results in the case of weakening foreign currencies relative to the U.S. dollar.

The following table summarizes the potential impact as of September 28, 2025, to Starbucks future net earnings and other comprehensive income from changes in the fair value of these derivative financial instruments due to a change in the value of the U.S. dollar as compared to foreign exchange rates. The information provided below relates only to the derivative hedging instruments and does not represent the corresponding changes in the underlying hedged items (in millions):

	Increase/(Decrease) to Net Earnings		Increase/(Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
Foreign currency hedges	$22	$(22)	$490	$(490)
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
We performed a sensitivity analysis based on a 10% change in the underlying equity prices of our investments as of September 28, 2025, and determined that such a change would not have a significant impact on the fair value of these instruments.
Interest Rate Risk
Long-term Debt
We utilize short-term and long-term financing and may use interest rate hedges to manage our overall interest expense related to our existing fixed-rate debt, as well as to hedge the variability in cash flows due to changes in benchmark interest rates related to anticipated debt issuances. See Note 3, Derivative Financial Instruments, and Note 9, Debt, to the consolidated financial statements included in Item 8 of Part II of this 10-K for further discussion of our interest rate hedge agreements and details of the components of our long-term debt, respectively, as of September 28, 2025.
The following table summarizes the impact of a change in interest rates as of September 28, 2025, on the fair value of Starbucks debt (in millions):

	Fair Value	Decrease in Fair Value for a 100 Basis Point Increase in Underlying Rate

Long-term debt(1)	$14,968	$(873)
(1)Amount disclosed is net of $12 million change in the fair value of our designated interest rate swaps. Refer to Note 3, Derivative Financial Instruments, for additional information on our interest rate swap designated as a fair value hedge.
Available-for-Sale Debt Securities
Our available-for-sale securities comprise a diversified portfolio consisting mainly of investment-grade debt securities. The primary objective of these investments is to preserve capital and liquidity. Available-for-sale securities are recorded on the consolidated balance sheets at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income. We do not hedge the interest rate exposure on our investments. We performed a sensitivity analysis based on a 100 basis point change in the underlying interest rate of our available-for-sale securities as of September 28, 2025, and determined that such a change would not have a significant impact on the fair value of these instruments.
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
We have generated income in certain foreign jurisdictions that may be subject to additional foreign withholding taxes and U.S. state income taxes. We regularly review our plans for reinvestment or repatriation of unremitted foreign earnings. Foreign earnings declared as indefinitely reinvested may be repatriated as our plans are based on our estimated working and other capital needs in jurisdictions where our earnings are generated. If these amounts are distributed to the U.S., in the form of dividends or otherwise, we may be subject to additional foreign withholding taxes and U.S. state income taxes, which could be material.
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
In the fourth quarter of fiscal 2025, as part of the “Back to Starbucks” strategy, the Company assessed its existing store portfolio with respect to both whether coffeehouses had a viable path to offering the physical environment consistent with the brand and a clear path to financial performance, and we closed, or plan to close, coffeehouses that did not meet these criteria.
As a result, we recorded $892 million in restructuring and impairments in our consolidated statements of earnings during the fiscal year ended September 28, 2025. This total included $352.8 million related to impairment and disposition of company-operated store assets and $239.3 million primarily associated with accelerated amortization of ROU lease assets and other lease exit costs due to store closures prior to the end of contractual lease terms. Refer to Note 18, Restructuring, included in Item 8 of Part II of this 10-K, for further discussion.
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
When assessing goodwill for impairment, our decision to perform a qualitative impairment assessment for an individual reporting unit is influenced by a number of factors, inclusive of the carrying value of the reporting unit’s goodwill, the significance of the excess of the reporting unit’s estimated fair value over carrying value at the last quantitative assessment date, and the amount of time in between quantitative fair value assessments and the date of acquisition. If we perform a quantitative assessment of an individual reporting unit’s goodwill, our impairment calculations contain uncertainties because they require management to make assumptions and to apply judgment when estimating future cash flows and asset fair values, including projected revenue growth and operating expenses related to existing businesses, product innovation, and new store concepts, as well as utilizing valuation multiples of similar publicly traded companies and selecting an appropriate discount rate. Estimates of revenue growth and operating expenses are based on internal projections considering the reporting unit’s past performance and forecasted growth, strategic initiatives, local market economics, and the local business environment impacting the reporting unit’s performance. The discount rate is selected based on the estimated cost of capital for a market participant to operate the reporting unit in the region. These estimates, as well as the selection of comparable companies and valuation multiples used in the market approaches, are highly subjective, and our ability to realize the future cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance, and changes in our business strategies, including retail initiatives and international expansion. We continue to believe the fair value of each of our reporting units is significantly in excess of its carrying value, and absent a sustained multi-year global decline in our business in key markets such as the U.S. and China, we do not anticipate incurring significant goodwill impairment in the next 12 months. We note that the goodwill impairment assessment of the China reporting unit was deemed a critical audit matter because of the significant estimates and assumptions made to determine the fair value. Considerations and procedures performed to address the critical audit matter are discussed in Item 9A, Controls and Procedures.
Our fiscal 2025 annual goodwill impairment testing was completed in the third fiscal quarter. Using the most recent quantitative assessment performed, the estimated fair value of our reporting units exceeded carrying value by approximately $120 billion.
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

Item 8. Financial Statements and Supplementary Data
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)

Fiscal Year Ended	Sep 28, 2025	Sep 29, 2024	Oct 1, 2023
Net revenues:
Company-operated stores	$30,744.8	$29,765.9	$29,462.3
Licensed stores	4,350.4	4,505.1	4,512.7
Other	2,089.2	1,905.2	2,000.6
Total net revenues	37,184.4	36,176.2	35,975.6
Product and distribution costs	11,658.2	11,180.6	11,409.1
Store operating expenses	17,058.9	15,286.5	14,720.3
Other operating expenses	584.6	565.6	539.4
Depreciation and amortization expenses	1,684.7	1,512.6	1,362.6
General and administrative expenses	2,617.2	2,523.3	2,441.3
Restructuring and impairments	892.0	—	21.8
Total operating expenses	34,495.6	31,068.6	30,494.5
Income from equity investees	247.8	301.2	298.4
Gain from sale of assets	—	—	91.3
Operating income	2,936.6	5,408.8	5,870.8
Interest income and other, net	113.3	122.8	81.2
Interest expense	(542.6)	(562.0)	(550.1)
Earnings before income taxes	2,507.3	4,969.6	5,401.9
Income tax expense	650.6	1,207.3	1,277.2
Net earnings including noncontrolling interests	1,856.7	3,762.3	4,124.7
Net earnings attributable to noncontrolling interests	0.3	1.4	0.2
Net earnings attributable to Starbucks	$1,856.4	$3,760.9	$4,124.5
Earnings per share — basic	$1.63	$3.32	$3.60
Earnings per share — diluted	$1.63	$3.31	$3.58
Weighted average shares outstanding:
Basic	1,136.0	1,133.8	1,146.8
Diluted	1,139.8	1,137.3	1,151.3

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

Fiscal Year Ended	Sep 28, 2025	Sep 29, 2024	Oct 1, 2023
Net earnings including noncontrolling interests	$1,856.7	$3,762.3	$4,124.7
Other comprehensive income/(loss):
Unrealized holding gains/(losses) on available-for-sale debt securities	2.7	12.1	3.3
Tax (expense)/benefit	(0.8)	(3.0)	(0.8)
Unrealized gains/(losses) on cash flow hedging instruments	80.1	106.0	(149.4)
Tax (expense)/benefit	(17.9)	(16.2)	17.2
Unrealized gains/(losses) on net investment hedging instruments	255.9	55.7	73.2
Tax (expense)/benefit	(64.6)	(14.1)	(18.5)
Translation adjustment and other	(113.4)	225.9	(109.0)
Tax (expense)/benefit	—	(8.8)	1.8
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale securities, hedging instruments, translation adjustment, and other	(224.9)	(19.2)	(158.9)
Tax expense/(benefit)	52.4	11.0	26.1
Other comprehensive income/(loss), net of tax	(30.5)	349.4	(315.0)
Comprehensive income including noncontrolling interests	1,826.2	4,111.7	3,809.7
Comprehensive income/(loss) attributable to noncontrolling interests	0.1	1.8	(0.5)
Comprehensive income attributable to Starbucks	$1,826.1	$4,109.9	$3,810.2

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	Sep 28, 2025	Sep 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,219.8	$3,286.2
Short-term investments	247.2	257.0
Accounts receivable, net	1,277.5	1,213.8
Inventories	2,185.6	1,777.3
Prepaid expenses and other current assets	452.2	313.1
Total current assets	7,382.3	6,847.4
Long-term investments	246.9	276.0
Equity investments	466.2	463.9
Property, plant and equipment, net	8,493.5	8,665.5
Operating lease, right-of-use asset	9,315.7	9,286.2
Deferred income taxes, net	1,826.9	1,766.7
Other long-term assets	752.5	617.0
Other intangible assets	166.8	100.9
Goodwill	3,368.9	3,315.7
TOTAL ASSETS	$32,019.7	$31,339.3
LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$1,852.8	$1,595.5
Accrued liabilities	2,359.7	2,194.7
Accrued payroll and benefits	1,093.9	786.6
Current portion of operating lease liability	1,564.5	1,463.1
Stored value card liability and current portion of deferred revenue	1,840.6	1,781.2
Current portion of long-term debt	1,498.9	1,248.9
Total current liabilities	10,210.4	9,070.0
Long-term debt	14,575.9	14,319.5
Operating lease liability	8,972.2	8,771.6
Deferred revenue	5,772.6	5,963.6
Other long-term liabilities	577.8	656.2
Total liabilities	40,108.9	38,780.9
Shareholders’ deficit:
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,136.9 and 1,133.5 shares, respectively	1.1	1.1
Additional paid-in capital	634.1	322.6
Retained deficit	(8,272.5)	(7,343.8)
Accumulated other comprehensive income/(loss)	(459.3)	(428.8)
Total shareholders’ deficit	(8,096.6)	(7,448.9)
Noncontrolling interests	7.4	7.3
Total deficit	(8,089.2)	(7,441.6)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)	$32,019.7	$31,339.3
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Fiscal Year Ended	Sep 28, 2025	Sep 29, 2024	Oct 1, 2023
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$1,856.7	$3,762.3	$4,124.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,771.5	1,592.4	1,450.3
Deferred income taxes, net	(90.6)	(13.8)	(59.4)
Income earned from equity method investees, net	(274.2)	(306.4)	(301.8)
Distributions received from equity method investees	294.4	333.3	222.8
Gain on sale of assets	—	—	(91.3)
Stock-based compensation	318.3	308.3	302.7
Non-cash lease costs	1,513.8	1,314.9	1,365.9
Loss on disposal, impairment, and accelerated amortization of assets	834.7	121.5	101.4
Other	17.3	31.9	26.8
Cash provided by/(used in) changes in operating assets and liabilities:
Accounts receivable	(89.7)	18.4	(4.1)
Inventories	(408.4)	42.8	366.4
Income taxes payable	103.8	(61.9)	52.5
Accounts payable	261.0	28.0	100.1
Deferred revenue	(120.7)	(72.2)	(110.8)
Operating lease liability	(1,576.7)	(1,294.9)	(1,443.8)
Other operating assets and liabilities	336.3	291.0	(93.7)
Net cash provided by operating activities	4,747.5	6,095.6	6,008.7
INVESTING ACTIVITIES:
Purchases of investments	(333.6)	(627.5)	(610.5)
Sales of investments	1.1	10.3	2.5
Maturities and calls of investments	391.8	768.2	616.9
Additions to property, plant and equipment	(2,305.5)	(2,777.5)	(2,333.6)
Acquisitions, net of cash acquired	(177.1)	—	—
Proceeds from sale of assets	—	—	110.0
Other	(62.1)	(72.7)	(56.1)
Net cash used in investing activities	(2,485.4)	(2,699.2)	(2,270.8)
FINANCING ACTIVITIES:
Net (payments)/proceeds from issuance of commercial paper	—	—	(175.0)
Net proceeds from issuance of short-term debt	2.4	123.8	114.6
Repayments of short-term debt	(7.8)	(157.5)	(78.8)
Net proceeds from issuance of long-term debt	1,748.5	1,995.3	1,497.8
Repayments of long-term debt	(1,250.0)	(1,825.1)	(1,000.0)
Proceeds from issuance of common stock	77.0	108.0	167.4
Cash dividends paid	(2,771.4)	(2,585.0)	(2,431.8)
Repurchase of common stock	—	(1,266.7)	(984.4)
Minimum tax withholdings on share-based awards	(87.4)	(100.4)	(89.3)
Other	(9.3)	(10.6)	(11.1)
Net cash used in financing activities	(2,298.0)	(3,718.2)	(2,990.6)
Effect of exchange rate changes on cash and cash equivalents	(30.5)	56.5	(14.2)
Net increase/(decrease) in cash and cash equivalents	(66.4)	(265.3)	733.1
CASH AND CASH EQUIVALENTS:
Beginning of period	3,286.2	3,551.5	2,818.4
End of period	$3,219.8	$3,286.2	$3,551.5
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$588.3	$570.7	$524.3
Income taxes	$715.6	$1,373.3	$1,294.2
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, October 2, 2022	1,147.9	$1.1	$205.3	$(8,449.8)	$(463.2)	$(8,706.6)	$7.9	$(8,698.7)
Net earnings	—	—	—	4,124.5	—	4,124.5	0.2	4,124.7
Other comprehensive loss	—	—	—	—	(314.3)	(314.3)	(0.7)	(315.0)
Stock-based compensation expense	—	—	306.4	—	—	306.4	—	306.4
Exercise of stock options/vesting of RSUs	4.2	—	28.4	—	—	28.4	—	28.4
Sale of common stock	0.5	—	49.6	—	—	49.6	—	49.6
Repurchase of common stock	(10.0)	—	(548.6)	(455.9)	—	(1,004.5)	—	(1,004.5)
Cash dividends declared, $2.16 per share	—	—	—	(2,474.6)	—	(2,474.6)	—	(2,474.6)
Noncontrolling interest resulting from divestiture	—	—	(3.0)	—	(0.7)	(3.7)	(0.4)	(4.1)
Balance, October 1, 2023	1,142.6	$1.1	$38.1	$(7,255.8)	$(778.2)	$(7,994.8)	$7.0	$(7,987.8)
Net earnings	—	—	—	3,760.9	—	3,760.9	1.4	3,762.3
Other comprehensive income	—	—	—	—	349.0	349.0	0.4	349.4
Stock-based compensation expense	—	—	312.0	—	—	312.0	—	312.0
Exercise of stock options/vesting of RSUs	3.1	—	(47.6)	—	—	(47.6)	—	(47.6)
Sale of common stock	0.6	—	55.3	—	—	55.3	—	55.3
Repurchase of common stock(1)	(12.8)	—	(35.2)	(1,223.9)	—	(1,259.1)	—	(1,259.1)
Cash dividends declared, $2.32 per share	—	—	—	(2,625.0)	—	(2,625.0)	—	(2,625.0)
Purchase of noncontrolling interests and other	—	—	—	—	0.4	0.4	(1.5)	(1.1)
Balance, September 29, 2024	1,133.5	$1.1	$322.6	$(7,343.8)	$(428.8)	$(7,448.9)	$7.3	$(7,441.6)
Net earnings	—	—	—	1,856.4	—	1,856.4	0.3	1,856.7
Other comprehensive loss	—	—	—	—	(30.3)	(30.3)	(0.2)	(30.5)
Stock-based compensation expense	—	—	321.9	—	—	321.9	—	321.9
Exercise of stock options/vesting of RSUs	2.8	—	(63.0)	—	—	(63.0)	—	(63.0)
Sale of common stock	0.6	—	52.6	—	—	52.6	—	52.6
Repurchase of common stock(1)	—	—	—	—	—	—	—	—
Cash dividends declared, $2.45 per share	—	—	—	(2,785.0)	—	(2,785.0)	—	(2,785.0)
Purchase of noncontrolling interests and other	—	—	—	(0.1)	(0.2)	(0.3)	—	(0.3)
Balance, September 28, 2025	1,136.9	$1.1	$634.1	$(8,272.5)	$(459.3)	$(8,096.6)	$7.4	$(8,089.2)
(1) Includes excise tax on share repurchases.
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years ended September 28, 2025, September 29, 2024, and October 1, 2023
Note 1: Summary of Significant Accounting Policies and Estimates
Description of Business
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
In this Annual Report on Form 10-K (“10-K” or “Report”) for the fiscal year ended September 28, 2025 (“fiscal 2025”), Starbucks Corporation (together with its subsidiaries) is referred to as “Starbucks,” the “Company,” “we,” “us,” or “our.”
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
Certain prior period information at Note 14, Income Taxes, has been reclassified to conform to the current presentation.
Principles of Consolidation
Our consolidated financial statements reflect the financial position and operating results of Starbucks, including wholly-owned subsidiaries and investees that we control. Intercompany transactions and balances have been eliminated.
Fiscal Year End
Our fiscal year ends on the Sunday closest to September 30. Fiscal years 2025, 2024, and 2023 included 52 weeks.
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
Restructuring
In the fourth quarter of fiscal 2024, we announced our “Back to Starbucks” strategy, which was implemented with the goal to bring customers back to our stores and return to growth by revitalizing coffeehouses, enhancing the customer experience, and improving efficiency. As part of this strategy, during the second quarter of fiscal 2025, we announced our plan to restructure our support organization in an effort to operate more efficiently, increase accountability, reduce complexity, and drive better integration, which resulted in a reduction in our support partner workforce.
In the fourth quarter of fiscal 2025, we announced a restructuring plan involving the closure of coffeehouses, and the further transformation of our support organization, as part of the Company’s “Back to Starbucks” strategy. We assessed our existing store portfolio with respect to both whether coffeehouses had a viable path to offering the physical environment consistent with the brand and a clear path to financial performance, and we closed, or plan to close, coffeehouses that did not meet these criteria.
Refer to Note 18, Restructuring, included in Item 8 of Part II of this 10-K, for further discussion.

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
Structured Deposits
We hold short-term, principal-protected structured deposits that provide returns in the form of both fixed and variable yields; such variable yields are indexed to foreign exchange rates, equity-linked instruments, or interest rate indices. The Company has elected to account for these using the fair value option with gains and losses recorded in our consolidated statements of earnings. For fiscal 2025, 2024, and 2023, resulting gains and losses were immaterial to our consolidated statements of earnings.
Marketable Equity Securities
We also have a marketable equity securities portfolio, which is comprised of marketable equity mutual funds and equity exchange-traded funds. Marketable equity securities are recorded at fair value and approximate a portion of our liability under our Management Deferred Compensation Plan (“MDCP”). Gains or losses from the portfolio and the change in our MDCP liability are recorded in general and administrative expenses in our consolidated statements of earnings. Refer to Note 4, Fair Value Measurements, for further discussion of our MDCP liability.
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
We record all derivatives on our consolidated balance sheets at fair value and typically do not offset derivative assets and liabilities. Cash flows from derivative financial instruments and the related gains and losses are classified as cash flows from operating activities on the consolidated statements of cash flows. Excluding interest rate hedging instruments and cross-currency swaps, we generally do not enter into derivative instruments with maturities longer than three years. We are allowed to net settle transactions with respective counterparties for certain derivative contracts, inclusive of interest rate swaps and foreign currency forwards, with a single, net amount payable by one party to the other. As of September 28, 2025, and September 29, 2024, cash collateral pledged as part of our commodity derivative margin requirements was $37.9 million and $12.4 million, respectively, and is included in prepaid expenses and other current assets on our consolidated balance sheets. The potential effects of netting arrangements with our derivative contracts, excluding the effects of collateral, would not have had a material impact on our consolidated balance sheets. We also hold cash and cash equivalents from various settled-to-market exchange traded futures related to coffee and dairy hedging.
By using these derivative instruments, we expose ourselves to potential credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. We minimize this credit risk by entering into transactions with carefully selected, credit-worthy counterparties and distribute contracts among several financial institutions to reduce the concentration of credit risk. We also enter into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. As of September 28, 2025, and September 29, 2024, cash collateral received under collateral security arrangements was $187.0 million and $230.9 million, respectively, and is included in other long-term liabilities on our consolidated balance sheets.
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
Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge. Cash flows from hedging transactions are classified in the same categories as the cash flows from the respective hedged items. For de-designated cash flow hedges where it is probable that the hedged transaction will not occur during the originally specified time period or within an additional two-month period thereafter, the related accumulated derivative gains or losses are recognized in interest income and other, net on our consolidated statements of earnings.

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
Receivables, net of Allowance for Credit Losses
Our receivables are mainly generated from product and equipment sales to, and royalties from, our licensees, as well as from our Global Coffee Alliance and other Channel Development customers. The primary indicators of the credit quality of our receivables are aging, payment history, economic sector information, and outside credit monitoring. These indicators are assessed on a quarterly basis. Our credit loss exposure is mainly concentrated in our accounts receivable portfolio. Our allowance for credit losses is calculated using a loss-rate method based on historical experience, current market conditions, and reasonable forecasts. For the fiscal year ended September 28, 2025, we did not observe a significant deterioration of our receivable portfolio that required a significant increase in our allowance for credit losses. As of September 28, 2025, and September 29, 2024, our allowance for credit losses was $24.0 million and $21.2 million, respectively.
Inventories
Inventories are stated at the lower of cost (primarily moving average cost) or net realizable value. We record inventory reserves for obsolete and slow-moving inventory and for estimated shrinkage between physical inventory counts. Inventory reserves are based on inventory obsolescence trends, historical experience, and application of the specific identification method. As of September 28, 2025, and September 29, 2024, inventory reserves were $56.6 million and $58.0 million, respectively.
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
We recognized net disposition and impairment charges of $595.3 million, $94.0 million, and $91.1 million in fiscal 2025, 2024, and 2023, respectively. Included in these amounts, we recorded $102.2 million, $23.3 million, and $23.2 million of impairment losses within store operating expenses on our consolidated statements of earnings during the fiscal years ended September 28, 2025, September 29, 2024, and October 1, 2023, respectively. Further, of the total net impairment and disposition charges recorded in fiscal 2025, $352.8 million was restructuring related and recorded in restructuring and impairment expenses. See Note 18, Restructuring, to the consolidated financial statements included in Item 8 of Part II of this 10-K, for further discussion. Unless it is restructuring related, the nature of the underlying asset that is impaired or disposed of will determine the operating expense line on which the related impact is recorded on our consolidated statements of earnings.
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
Additionally, we monitor for events or changes in circumstances that may require a reassessment of one of our leases and determine if a remeasurement is required. See Note 10, Leases, for additional details. For the year ended September 28, 2025, we recognized accelerated amortization of ROU lease assets and other lease exit costs of $239.3 million, due to store closures prior to the end of contractual lease terms, which was recorded in restructuring and impairments on the consolidated statement of earnings. See Note 18, Restructuring, to the consolidated financial statements included in Item 8 of Part II of this 10-K, for further discussion.
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
We recorded no goodwill impairment during fiscal 2025, fiscal 2024, and fiscal 2023. See Note 8, Other Intangible Assets and Goodwill, for further information.
Other Intangible Assets
Other intangible assets include finite-lived intangible assets, which mainly consist of acquired and reacquired rights, trade names, trade secrets, licensing agreements, contract-based patents, and copyrights. These assets are amortized over their estimated useful lives and are tested for impairment using a similar methodology to our property, plant and equipment, as described above.
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
There were no significant other intangible asset impairment charges recorded during fiscal years 2025, 2024, and 2023. See Note 8, Other Intangible Assets and Goodwill, for further information.
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
Breakage is recognized as company-operated stores and licensed stores revenue within the consolidated statement of earnings. For the fiscal years ended September 28, 2025, September 29, 2024, and October 1, 2023, we recognized breakage revenue of $200.4 million, $187.6 million, and $196.1 million in company-operated store revenues, respectively, and $22.0 million, $20.0 million, and $18.9 million in licensed store revenues, respectively.
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
Product and Distribution Costs
Product and distribution costs primarily include expenses related to raw materials, purchased goods, packaging, delivery, and tariff impacts, along with operational costs of our supply chain organization. This encompasses wages, benefits, occupancy costs, and depreciation associated with sourcing, procuring, manufacturing, warehousing, and transportation of products sold at our company-operated and licensed stores, as well as through Channel Development and our other businesses. Additionally, it includes costs related to inventory and supply chain asset impairments.
Store Operating Expenses
Store operating expenses consist of costs incurred in our company-operated stores, primarily wages and benefits related to store partners (employees), occupancy costs, marketing, delivery commissions, and other costs that directly support the operation and sales-related activities of those stores.
General and Administrative Expenses
General and administrative expenses primarily consist of wages and benefits, professional service fees, and occupancy costs for corporate headquarters and regional offices that support our corporate functions.
Advertising
We expense most advertising costs as they are incurred, except for certain production costs that are expensed the first time the advertising takes place. Advertising expenses totaled $869.5 million, $597.3 million, and $507.8 million in fiscal 2025, 2024, and 2023, respectively.
Store Preopening Expenses
Costs incurred in connection with the start-up and promotion of new company-operated store openings are expensed as incurred.
Asset Retirement Obligations
We recognize a liability for the fair value of required asset retirement obligations (“ARO”) when such obligations are incurred. Our AROs are primarily associated with leasehold improvements, which, at the end of a lease, we are contractually obligated to remove to comply with the lease agreement. At the inception of a lease with such conditions, we record an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. We estimate the liability using a number of assumptions, including store closing costs, cost inflation rates, and discount rates, and accrete the liability to its projected future value over time. The capitalized asset is depreciated using the same depreciation convention as leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as a gain or loss in store operating expenses on our consolidated statements of earnings. As of September 28, 2025, and September 29, 2024, our net ARO assets included in property, plant and equipment were $25.5 million and $25.1 million, respectively, and our net ARO liabilities included in other long-term liabilities were $126.3 million and $119.2 million, respectively.

Stock-based Compensation
We maintain several equity incentive plans under which we may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), or stock appreciation rights to employees, non-employee directors, and consultants; stock options have not been broadly used as part of our compensation strategy in recent years. We also have an employee stock purchase plan (“ESPP”). RSUs issued by us are equivalent to nonvested shares under the applicable accounting guidance. We record stock-based compensation expense based on the fair value of stock awards at the grant date and recognize the expense over the related service period following a graded vesting expense schedule. Expense for performance-based RSUs is recognized when it is probable the performance goal will be achieved. Performance goals are determined by the Board and may include measures such as earnings per share, comparable store sales, operating income, return on invested capital, total shareholder return, and metrics focused on achievement of key components of the “Back to Starbucks” plan. The fair value of RSUs is based on the closing price of Starbucks common stock on the award date, less the present value of the dividends expected to be paid on the underlying shares during the vesting period. The fair value of each stock option granted is estimated on the grant date using the Black-Scholes-Merton option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our historical experience. If applicable, our total shareholder return relative to our peer group is incorporated into the underlying assumptions using a Monte Carlo simulation valuation model to calculate grant date fair value. The related assumptions used in the Monte Carlo simulation valuation model include expected term, volatility, dividend yield, and risk-free interest rate. Compensation expense is recognized over the requisite service period for each separately vesting portion of the award, and only for those awards expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In the fourth quarter of fiscal 2025, we adopted the Financial Accounting Standards Board (“FASB”) issued guidance expanding segment disclosure requirements. The amendments require enhanced disclosure for certain segment items and disclosure on how our Chief Operating Decision Maker (“CODM”) uses reported measures to assess segment performance. The amendments do not change how segments are determined, aggregated, or how thresholds are applied to determine reportable segments. The adoption of this guidance did not have a significant impact on our consolidated financial statement disclosures. Refer to Note 17, Segment Reporting, for our segment disclosures including enhancements as a result of the amendments.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued guidance expanding disclosure requirements related to income taxes. The amendments require enhanced jurisdictional disclosures for the income tax rate reconciliation and related to cash income taxes paid. Additionally, certain disclosures related to unrecognized tax benefits and indefinite reinvestment assertions were removed. The amendments are effective for our fiscal year ending September 27, 2026. While we are still evaluating the specific impacts, we anticipate this guidance will have a significant impact on our annual income tax disclosures.
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
In July 2025, the FASB issued guidance providing a practical expedient for measuring expected credit losses on current accounts receivable and current contract assets arising from revenue transactions. The amendment is effective for our fiscal year ended October 3, 2027. While we are still evaluating the specific impacts, we anticipate the impact to be limited to the simplification of the estimation process, with no material impact on the allowance for credit losses.
Note 2:    Acquisitions and Divestitures
Fiscal 2025
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

Gains and losses on derivative contracts and foreign currency-denominated debt designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI			Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract/Debt Remaining Maturity (Months)
	Sep 28, 2025	Sep 29, 2024	Oct 1, 2023
Cash Flow Hedges:
Coffee	$23.3	$60.1	$(78.1)	$20.0	6
Cross-currency swaps	—	0.5	(0.6)	—	0
Dairy	—	2.0	(1.8)	—	0
Foreign currency - other	19.0	11.5	39.6	13.8	34
Interest rates	(1.4)	(3.6)	(6.6)	(3.6)	0
Net Investment Hedges:
Cross-currency swaps	206.2	96.5	87.1	—	102
Foreign currency	16.0	16.0	16.0	—	0
Foreign currency debt	135.2	135.2	140.2	—	0
Pre-tax gains and losses on derivative contracts and foreign currency-denominated long-term debt designated as hedging instruments recognized in OCI and reclassifications from AOCI to earnings (in millions):

	Year Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications			Gains/(Losses) Reclassified from AOCI to Earnings			Location of gain/(loss)
	Sep 28, 2025	Sep 29, 2024	Oct 1, 2023	Sep 28, 2025	Sep 29, 2024	Oct 1, 2023
Cash Flow Hedges:
Coffee	$40.4	$100.8	$(152.9)	$86.5	$(61.2)	$110.5	Product and distribution costs
Cross-currency swaps	0.9	2.7	4.9	—	1.4	3.1	Interest expense
				1.4	0.1	0.3	Interest income and other, net
Dairy	(1.3)	1.3	(11.1)	1.4	(3.8)	(12.3)	Product and distribution costs
Foreign currency - other	41.4	1.2	9.4	22.5	28.2	23.6	Licensed stores revenues
				9.1	10.0	6.7	Product and distribution costs
				—	—	0.2	Interest income and other, net
Interest rates	(1.3)	—	0.3	(4.1)	(4.0)	1.4	Interest expense
Net Investment Hedges:
Cross-currency swaps (1)	255.9	62.0	54.1	109.0	49.6	27.4	Interest expense
Foreign currency debt	—	(6.3)	19.1	—	—	—
(1) Gains and losses recognized in earnings relate to components excluded from the assessment of effectiveness.

Pre-tax gains and losses on non-designated derivatives and designated fair value hedging instruments and the related fair value hedged item recognized in earnings (in millions):

		Gains/(Losses) Recognized in Earnings
	Location of gain/(loss) recognized in earnings	Year Ended
		Sep 28, 2025	Sep 29, 2024	Oct 1, 2023
Non-Designated Derivatives:
Dairy	Interest income and other, net	$0.1	$(0.1)	$(0.1)
Diesel fuel and other commodities	Interest income and other, net	0.1	(1.9)	(2.0)
Coffee	Interest income and other, net	—	—	(5.4)
Foreign currency - other	Interest income and other, net	2.4	0.1	(3.6)
Fair Value Hedges:
Interest rate swap	Interest expense	(7.1)	9.9	(18.7)
Long-term debt (hedged item)	Interest expense	(2.0)	(22.3)	(12.3)

Notional amounts of outstanding derivative contracts (in millions):

	Sep 28, 2025	Sep 29, 2024
Coffee	$387	$154
Cross-currency swaps	4,197	4,213
Dairy	—	65
Diesel fuel and other commodities	2	3
Foreign currency - other	930	920
Interest rate swaps	350	350

Fair value of outstanding derivative contracts (in millions) including the location of the asset and/or liability on the consolidated balance sheets:

		Derivative Assets
	Balance Sheet Location	Sep 28, 2025	Sep 29, 2024
Designated Derivative Instruments(1):
Cross-currency swaps	Prepaid expenses and other current assets	$—	$3.9
	Other long-term assets	271.9	177.4
Dairy	Prepaid expenses and other current assets	—	0.8
Foreign currency - other	Prepaid expenses and other current assets	13.0	1.9
	Other long-term assets	6.7	1.7
Non-designated Derivative Instruments:
Dairy	Prepaid expenses and other current assets	—	0.3
Diesel fuel and other commodities	Prepaid expenses and other current assets	0.1	—
Foreign currency	Prepaid expenses and other current assets	2.7	1.8

		Derivative Liabilities
	Balance Sheet Location	Sep 28, 2025	Sep 29, 2024
Designated Derivative Instruments:
Cross-currency swaps	Accrued liabilities	$5.8	$21.7
	Other long-term liabilities	3.5	33.3
Foreign currency - other	Accrued liabilities	0.2	4.7
	Other long-term liabilities	0.2	4.1
Interest rate swaps	Other long-term liabilities	17.0	19.2
Non-designated Derivative Instruments:
Diesel fuel and other commodities	Accrued liabilities	—	0.3
Foreign currency	Accrued liabilities	1.1	2.5
	Other long-term liabilities	0.2	0.1
(1) We also hold cash and cash equivalents from various settled-to-market exchange traded futures related to coffee and dairy hedging.
The following amounts were recorded on the consolidated balance sheets related to fixed-to-floating interest rate swaps designated in fair value hedging relationships (in millions):

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount
	Sep 28, 2025	Sep 29, 2024	Sep 28, 2025	Sep 29, 2024
Location on the balance sheet
Long-term debt	$334.1	$332.2	$(15.9)	$(17.8)
Additional disclosures related to cash flow gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 12, Equity.

Note 4:    Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at September 28, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,219.8	$3,219.8	$—	$—
Short-term investments:
Available-for-sale debt securities:
Corporate debt securities	67.8	—	55.9	11.9
Mortgage and other asset-backed securities	0.4	—	0.4	—
State and local government obligations	1.1	—	1.1	—
U.S. government treasury securities	82.6	82.6	—	—
Total available-for-sale debt securities	151.9	82.6	57.4	11.9
Marketable equity securities	95.3	95.3	—	—
Total short-term investments	247.2	177.9	57.4	11.9
Prepaid expenses and other current assets:
Derivative assets	15.9	—	15.9	—
Long-term investments:
Available-for-sale debt securities:
Corporate debt securities	132.2	—	105.5	26.7
Mortgage and other asset-backed securities	75.7	—	75.7	—
State and local government obligations	2.7	—	2.7	—
U.S. government treasury securities	36.3	36.3	—	—
Total Available-for-sale debt securities	246.9	36.3	183.9	26.7
Total long-term investments	246.9	36.3	183.9	26.7
Other long-term assets:
Derivative assets	278.6	—	278.6	—
Total assets	$4,008.4	$3,434.0	$535.8	$38.6
Liabilities:
Accrued liabilities:
Derivative liabilities	$7.1	$—	$7.1	$—
Other long-term liabilities:
Derivative liabilities	20.9	—	20.9	—
Total liabilities	$28.0	$—	$28.0	$—

		Fair Value Measurements at Reporting Date Using
	Balance at September 29, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,286.2	$3,286.2	$—	$—
Short-term investments:
Available-for-sale debt securities
Corporate debt securities	51.8	—	51.8	—
Foreign corporate bonds	0.2	—	0.2	—
Mortgage and other asset-backed securities	0.4	—	0.4	—
State and local government obligations	1.4	—	1.4	—
U.S. government treasury securities	36.9	36.9	—	—
Total available-for-sale debt securities	90.7	36.9	53.8	—
Structured deposits	84.1	—	84.1	—
Marketable equity securities	82.2	82.2	—	—
Total short-term investments	257.0	119.1	137.9	—
Prepaid expenses and other current assets:
Derivative assets	8.7	—	8.7	—
Long-term investments:
Available-for-sale debt securities
Corporate debt securities	112.8	—	101.8	11.0
Mortgage and other asset-backed securities	64.4	—	64.4	—
State and local government obligations	3.7	—	3.7	—
U.S. government treasury securities	94.9	94.9	—	—
Total Available-for-sale debt securities	275.8	94.9	169.9	11.0
Structured Deposit	0.2	—	0.2	—
Total long-term investments	276.0	94.9	170.1	11.0
Other long-term assets:
Derivative assets	179.1	—	179.1	—
Total assets	$4,007.0	$3,500.2	$495.8	$11.0
Liabilities:
Accrued liabilities:
Derivative liabilities	$29.2	$—	$29.2	$—
Other long-term liabilities:
Derivative liabilities	56.7	—	56.7	—
Total liabilities	$85.9	$—	$85.9	$—
There were no material transfers between levels, and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Available-for-sale Debt Securities
The majority of long-term investments mature within 5 years. Proceeds from sales of securities were $1.1 million, $1.3 million, and $2.5 million for fiscal 2025, 2024, and 2023, respectively. Realized gains and losses were not material for fiscal 2025, 2024, and 2023. Gross unrealized holding gains and losses were not material as of September 28, 2025, and September 29, 2024.

Marketable Equity Securities
Marketable equity securities include equity mutual funds and exchange-traded funds. Our marketable equity securities portfolio approximates a portion of our liability under our MDCP, a defined contribution plan. Our MDCP liability was $115.6 million and $112.3 million as of September 28, 2025, and September 29, 2024, respectively. The changes in net unrealized holding gains and losses in the marketable equity securities portfolio included in earnings for fiscal 2025, 2024, and 2023 were not material. Gross unrealized holding gains and losses on marketable equity securities were not material as of September 28, 2025, and September 29, 2024.
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
We recognized impairments during fiscal years ended September 28, 2025, September 29, 2024, and October 1, 2023. See Note 1, Summary of Significant Accounting Policies and Estimates, and Note 18, Restructuring, to the consolidated financial statements included in Item 8 of Part II of this 10-K for additional discussion of these impairments.
Fair Value of Other Financial Instruments
The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 9, Debt.
Note 5:    Inventories (in millions)

	Sep 28, 2025	Sep 29, 2024
Coffee:
Unroasted	$911.2	$665.1
Roasted	342.0	251.9
Other merchandise held for sale (1)	399.7	384.6
Packaging and other supplies	532.7	475.7
Total	$2,185.6	$1,777.3
(1) “Other merchandise held for sale” includes, among other items, serveware, food, and tea. Inventory levels vary due to seasonality, commodity market supply, and price fluctuations.
As of September 28, 2025, we had committed to purchasing green coffee totaling $129 million under fixed-price contracts and an estimated $1.1 billion under price-to-be-fixed contracts. A portion of our price-to-be-fixed contracts are effectively fixed through the use of futures. See Note 3, Derivative Financial Instruments, for further discussion. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base “C” coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on established relationships with our suppliers and continuous monitoring, the risk of non-delivery on these purchase commitments is remote.
Note 6:    Equity Investments (in millions)

	Sep 28, 2025	Sep 29, 2024
Equity method investments	$418.9	$424.1
Other investments	47.3	39.8
Total	$466.2	$463.9
Equity Method Investments
As of September 28, 2025 and September 29, 2024, we had a 50% ownership interest in Tata Starbucks Limited (India), with a carrying value of $39.3 million and $41.1 million, respectively. Tata Starbucks Limited (India) operates licensed Starbucks® retail stores.

We also license the rights to produce and distribute Starbucks-branded products to our 50% owned joint venture, The North American Coffee Partnership with the Pepsi-Cola Company, which develops and distributes bottled Starbucks® beverages, including Frappuccino coffee drinks, Starbucks Doubleshot espresso drinks, Starbucks® Iced Espresso Classics, and Starbucks® Iced Coffee. As of September 28, 2025 and September 29, 2024, the carrying value of this investment was $74.0 million and $112.3 million, respectively.
Our share of income and losses from our equity method investments is included in income from equity investees on our consolidated statements of earnings. Also included in this line item is our proportionate share of gross profit resulting from coffee and other product sales to, and royalty and license fee revenues generated from, equity investees. Revenues generated from these entities were $58.1 million, $62.6 million, and $85.7 million in fiscal 2025, 2024, and 2023, respectively. Related product and distribution costs were $57.7 million, $58.6 million, and $85.6 million in fiscal 2025, 2024, and 2023, respectively. As of September 28, 2025, and September 29, 2024, there were $17.3 million and $12.2 million of accounts receivable from equity investees, respectively, on our consolidated balance sheets, primarily related to product sales and royalty revenues.
We also hold equity interests in other entities to support our corporate and investment strategies, which are not core to our business, including our limited partnership interest in Valor Siren Ventures I L.P. and Valor Siren Ventures II L.P, which are private equity funds investing in technologies, products, and solutions relating to food or retail. The total carrying value of these investments was $242.4 million and $211.9 million, as of September 28, 2025 and September 29, 2024, respectively. Our share of income and losses from these private equity interests is included in interest income and other, net on our consolidated statements of earnings. The related financial statement activities were not material during the periods presented.
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

Note 7:    Supplemental Balance Sheet and Statement of Earnings Information (in millions)
Property, Plant and Equipment, net

	Sep 28, 2025	Sep 29, 2024
Land	$54.9	$56.9
Buildings	673.7	684.8
Leasehold improvements	11,762.4	11,453.9
Store equipment	3,963.6	3,803.6
Roasting equipment	982.2	865.7
Capitalized software	1,177.7	1,049.7
Furniture, fixtures and other	893.9	775.5
Work in progress	334.3	750.9
Property, plant and equipment, gross	19,842.7	19,441.0
Accumulated depreciation	(11,349.2)	(10,775.5)
Property, plant and equipment, net	$8,493.5	$8,665.5
Accrued Liabilities

	Sep 28, 2025	Sep 29, 2024
Accrued occupancy costs	$89.5	$81.7
Accrued dividends payable	704.8	691.2
Accrued capital and other operating expenditures	897.0	842.8
Insurance reserves	282.3	244.3
Income taxes payable	150.3	123.5
Accrued business taxes	235.8	211.2
Total accrued liabilities	$2,359.7	$2,194.7
Store Operating Expenses

	Year Ended
	Sep 28, 2025	Sep 29, 2024	Oct 1, 2023
Wages and benefits	$9,862.4	$8,828.6	$8,733.4
Occupancy costs	3,318.6	3,050.6	2,871.0
Other expenses	3,877.9	3,407.3	3,115.9
Total store operating expenses	$17,058.9	$15,286.5	$14,720.3

Note 8:    Other Intangible Assets and Goodwill
Indefinite-Lived Intangible Assets

(in millions)	Sep 28, 2025	Sep 29, 2024
Trade names, trademarks, and patents	$79.5	$79.5
Finite-Lived Intangible Assets

	Sep 28, 2025			Sep 29, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and reacquired rights	$1,053.9	$(974.9)	$79.0	$995.5	$(995.5)	$—
Acquired trade secrets and processes	27.6	(27.6)	—	27.6	(27.6)	—
Trade names, trademarks, and patents	131.2	(122.9)	8.3	130.4	(110.0)	20.4
Licensing agreements	13.0	(13.0)	—	13.4	(12.4)	1.0
Other finite-lived intangible assets	20.5	(20.5)	—	20.9	(20.9)	—
Total finite-lived intangible assets	$1,246.2	$(1,158.9)	$87.3	$1,187.8	$(1,166.4)	$21.4
Amortization expense for finite-lived intangible assets was $17.6 million, $20.4 million, and $21.5 million during fiscal 2025, 2024, and 2023, respectively.
Estimated future amortization expense as of September 28, 2025 (in millions):

Fiscal Year
2026	$6.1
2027	5.9
2028	5.3
2029	4.9
2030	4.7
Thereafter	60.4
Total estimated future amortization expense	$87.3
Goodwill
Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	North America	International	Channel Development	Corporate and Other	Total
Goodwill balance at October 1, 2023	$491.5	$2,691.1	$34.7	$1.0	$3,218.3
Other (1)	—	97.4	—	—	97.4
Goodwill balance at September 29, 2024	$491.5	$2,788.5	$34.7	$1.0	$3,315.7
Acquisition(2)		105.7			105.7
Other (1)	(0.9)	(51.6)	—	—	(52.5)
Goodwill balance at September 28, 2025	$490.6	$2,842.6	$34.7	$1.0	$3,368.9
(1)“Other” consists of changes in the goodwill balance resulting from foreign currency translation.
(2)Additions to goodwill include the acquisition of 23.5 Degrees Topco Limited in the first quarter of fiscal 2025.
During the fiscal year ended September 28, 2025, we completed our annual goodwill impairment analysis. The results of our analysis indicated significant excess fair values over carrying values across the different reporting units, and therefore no goodwill impairment was recorded, consistent with the fiscal year ended September 29, 2024.
Note 9:    Debt
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
The 2025 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of September 28, 2025, we were in compliance with all applicable covenants. No amounts were outstanding under our 2025 credit facility as of September 28, 2025, or our 2021 credit facility as of September 29, 2024.
Short-term Debt
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our 2025 credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures, and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock, and share repurchases. We had no borrowings outstanding under our commercial paper program as of September 28, 2025, and September 29, 2024. Our total available contractual borrowing capacity for general corporate purposes was $3.0 billion as of September 28, 2025.
Additionally, we hold the following Japanese yen-denominated credit facilities that are available for working capital needs and capital expenditures within our Japanese market:
•A ¥5.0 billion, or $33.4 million, credit facility is currently set to mature on December 30, 2025. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.400%.
•A ¥10.0 billion, or $66.8 million, credit facility is currently set to mature on March 27, 2026. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.300%.
As of September 28, 2025 and September 29, 2024, we had no borrowings outstanding under these credit facilities.

Long-term Debt
Components of long-term debt including the associated interest rates and related estimated fair values by calendar maturity (in millions, except interest rates):

	Sep 28, 2025		Sep 29, 2024		Stated Interest Rate	Effective Interest Rate (1)
Issuance	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
August 2025 notes	$—	$—	$1,250.0	$1,243.4	3.800%	3.721%
February 2026 notes	1,000.0	1,001.7	1,000.0	1,008.3	4.750%	4.788%
June 2026 notes	500.0	494.0	500.0	486.8	2.450%	2.511%
February 2027 notes	1,000.0	1,009.8	1,000.0	1,017.8	4.850%	4.958%
March 2027 notes	500.0	484.7	500.0	477.1	2.000%	2.058%
March 2028 notes	600.0	591.9	600.0	590.3	3.500%	3.529%
May 2028 notes	750.0	757.1	—	—	4.500%	4.719%
November 2028 notes	750.0	747.9	750.0	748.4	4.000%	3.958%
August 2029 notes(2)	1,000.0	978.5	1,000.0	977.3	3.550%	3.840%
March 2030 notes	750.0	687.8	750.0	679.0	2.250%	3.084%
May 2030 notes	500.0	510.2	—	—	4.800%	4.932%
November 2030 notes	1,250.0	1,145.9	1,250.0	1,135.4	2.550%	2.582%
February 2031 notes	500.0	514.2	500.0	520.8	4.900%	5.046%
February 2032 notes	1,000.0	918.1	1,000.0	912.0	3.000%	3.155%
February 2033 notes	500.0	505.7	500.0	513.1	4.800%	3.798%
February 2034 notes	500.0	509.9	500.0	515.0	5.000%	5.127%
May 2035 notes	500.0	516.6	—	—	5.400%	5.510%
June 2045 notes	350.0	292.1	350.0	308.5	4.300%	4.348%
December 2047 notes	500.0	378.0	500.0	398.8	3.750%	3.765%
November 2048 notes	1,000.0	849.6	1,000.0	903.4	4.500%	4.504%
August 2049 notes	1,000.0	839.5	1,000.0	889.0	4.450%	4.447%
March 2050 notes	500.0	346.0	500.0	367.9	3.350%	3.362%
November 2050 notes	1,250.0	889.0	1,250.0	954.4	3.500%	3.528%
Total	16,200.0	14,968.2	15,700.0	14,646.7
Aggregate debt issuance costs and unamortized premium/(discount), net	(109.3)		(113.8)
Hedge accounting fair value adjustment(2)	(15.9)		(17.8)
Total	$16,074.8		$15,568.4
(1)Includes the effects of the amortization of any premium or discount and any gain or loss upon settlement of related treasury locks or forward-starting interest rate swaps utilized to hedge the interest rate risk prior to the debt issuance.
(2)Amount includes the change in fair value due to changes in benchmark interest rates related to hedging $350 million of our August 2029 notes. Refer to Note 3, Derivative Financial Instruments, for additional information on our interest rate swap designated as a fair value hedge.

The following table summarizes our long-term debt maturities as of September 28, 2025, by fiscal year (in millions):

Fiscal Year	Total
2026	$1,500.0
2027	1,500.0
2028	1,350.0
2029	1,750.0
2030	1,250.0
Thereafter	8,850.0
Total	$16,200.0
Note 10:    Leases
The components of lease costs (in millions):

	Year Ended
	Sep 28, 2025	Sep 29, 2024	Oct 1, 2023
Operating lease costs(1)	$2,097.0	$1,723.5	$1,601.0
Variable lease costs	1,245.7	1,130.7	1,050.3
Short-term lease costs	21.0	26.8	28.0
Total lease costs	$3,363.7	$2,881.0	$2,679.3
(1)Includes immaterial amounts of sublease income and rent concessions.
The following table includes supplemental information (in millions):

	Year Ended
	Sep 28, 2025	Sep 29, 2024	Oct 1, 2023
Cash paid related to operating lease liabilities	$1,901.4	$1,672.5	$1,657.2
Operating lease liabilities arising from obtaining ROU assets(1)	1,980.8	2,263.9	1,893.4

	Sep 28, 2025	Sep 29, 2024	Oct 1, 2023
Weighted-average remaining operating lease term	8.6 years	8.6 years	8.5 years
Weighted-average operating lease discount rate	3.7%	3.4%	3.1%
(1)Includes leases obtained in the acquisition of 23.5 Degrees Topco Limited in the first quarter of fiscal 2025.
Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued liabilities and other long-term liabilities on the consolidated balance sheet. These balances were not material as of September 28, 2025, and September 29, 2024. Finance lease costs were also immaterial for the fiscal years ended September 28, 2025, September 29, 2024, and October 1, 2023.
Minimum future maturities of operating lease liabilities (in millions):

Fiscal Year	Total
2026	$1,940.6
2027	1,757.3
2028	1,548.4
2029	1,360.4
2030	1,190.3
Thereafter	4,592.2
Total lease payments	12,389.2
Less imputed interest	(1,852.5)
Total	$10,536.7
As of September 28, 2025, we have entered into operating leases that have not yet commenced of $823.5 million, primarily related to real estate leases. These leases will commence between fiscal year 2026 and fiscal year 2028 with lease terms of 5 years to 20 years. Lease exit costs associated with our restructuring efforts primarily relate to the closure of certain Starbucks company-operated stores, and are recognized in line with store closure timing. Total lease exit costs of $239.3 million were recorded in restructuring and impairments on the consolidated statement of earnings in fiscal 2025. See Note 18, Restructuring, to the consolidated financial statements included in Item 8 of Part II of this 10-K, for further discussion.
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
As of September 28, 2025, the current and long-term deferred revenue related to the Nestlé up-front payment was $177.0 million and $5.6 billion, respectively. As of September 29, 2024, the current and long-term deferred revenue related to the Nestlé up-front payment was $177.0 million and $5.8 billion, respectively. During each of the fiscal years ended September 28, 2025, September 29, 2024, and October 1, 2023, we recognized $176.5 million of prepaid royalty revenue related to Nestlé.
Changes in our deferred revenue balance related to our stored value cards and loyalty program (in millions):

Fiscal Year Ended September 28, 2025	Total
Stored value cards and loyalty program at September 29, 2024	$1,718.7
Revenue deferred - card activations, card reloads and Stars earned	15,245.8
Revenue recognized - card and Stars redemptions and breakage	(15,199.5)
Other(1)	(13.3)
Stored value cards and loyalty program at September 28, 2025(2)	$1,751.7

Fiscal Year Ended September 29, 2024	Total
Stored value cards and loyalty program at October 1, 2023	$1,567.5
Revenue deferred - card activations, card reloads and Stars earned	15,807.1
Revenue recognized - card and Stars redemptions and breakage	(15,665.1)
Other(1)	9.2
Stored value cards and loyalty program at September 29, 2024(2)	$1,718.7
(1)“Other” primarily consists of changes in the stored value cards and loyalty program balances resulting from foreign currency translation.
(2)As of each of the fiscal years ended September 28, 2025, and September 29, 2024, approximately $1.6 billion of the respective amounts was current.
Note 12:    Equity
In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, we have authorized 7.5 million shares of preferred stock, none of which was outstanding at September 28, 2025.
During the fiscal year ended September 28, 2025, we made no share repurchases. During the fiscal year ended September 29, 2024 and October 1, 2023, we repurchased 12.8 million shares of common stock for $1.3 billion on the open market and 10.0 million shares of common stock for $1.0 billion on the open market, respectively.
As of September 28, 2025, 29.8 million shares remained available for repurchase under current authorizations.
During the fourth quarter of fiscal 2025, our Board declared a quarterly cash dividend to shareholders of $0.62 per share to be paid on November 28, 2025, to shareholders of record as of the close of business on November 14, 2025.
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
Changes in AOCI by component for the fiscal years ended September 28, 2025, September 29, 2024, and October 1, 2023, net of tax, are as follows:

(in millions)	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
September 28, 2025
Net gains/(losses) in AOCI, beginning of period	$(2.3)	$70.5	$247.7	$(744.7)	$(428.8)
Net gains/(losses) recognized in OCI before reclassifications	1.9	62.2	191.3	(113.2)	142.2
Net (gains)/losses reclassified from AOCI to earnings	0.9	(91.8)	(81.6)	—	(172.5)
Other comprehensive income/(loss) attributable to Starbucks	2.8	(29.6)	109.7	(113.2)	(30.3)
Other comprehensive income/(loss) attributable to NCI	—	—	—	(0.2)	(0.2)
Net gains/(losses) in AOCI, end of period	$0.5	$40.9	$357.4	$(858.1)	$(459.3)

(in millions)	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
September 29, 2024
Net gains/(losses) in AOCI, beginning of period	$(12.3)	$(47.5)	$243.3	$(961.7)	$(778.2)
Net gains/(losses) recognized in OCI before reclassifications	9.1	89.8	41.6	216.7	357.2
Net (gains)/losses reclassified from AOCI to earnings	0.9	28.2	(37.2)	(0.1)	(8.2)
Other comprehensive income/(loss) attributable to Starbucks	10.0	118.0	4.4	216.6	349.0
Other comprehensive income/(loss) attributable to NCI	—	—	—	0.4	0.4
Net gains/(losses) in AOCI, end of period	$(2.3)	$70.5	$247.7	$(744.7)	$(428.8)

(in millions)	Available-for-Sale Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
October 1, 2023
Net gains/(losses) in AOCI, beginning of period	$(15.5)	$199.0	$209.1	$(855.8)	$(463.2)
Net gains/(losses) recognized in OCI before reclassifications	2.5	(132.2)	54.7	(106.5)	(181.5)
Net (gains)/losses reclassified from AOCI to earnings	0.7	(114.3)	(20.5)	1.3	(132.8)
Other comprehensive income/(loss) attributable to Starbucks	3.2	(246.5)	34.2	(105.2)	(314.3)
Other comprehensive income/(loss) attributable to NCI	—	—	—	(0.7)	(0.7)
Net gains/(losses) in AOCI, end of period	$(12.3)	$(47.5)	$243.3	$(961.7)	$(778.2)

Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):

AOCI Components	Amounts Reclassified from AOCI			Affected Line Item in the Statements of Earnings
	Year Ended
	Sep 28, 2025	Sep 29, 2024	Oct 1, 2023
Gains/(losses) on available-for-sale securities	$(0.9)	$(1.2)	$(0.7)	Interest income and other, net
Gains/(losses) on cash flow hedges	116.8	(29.3)	133.5	Please refer to Note 3, Derivative Financial Instruments, for additional information.
Gains/(losses) on net investment hedges	109.0	49.6	27.4	Interest expense
Other (1)	—	0.1	(1.3)	Interest income and other, net
	224.9	19.2	158.9	Total before tax
	(52.4)	(11.0)	(26.1)	Tax (expense)/benefit
	$172.5	$8.2	$132.8	Net of tax
(1)     Release of cumulative translation adjustments and other activities to earnings upon sale, liquidation, or dissolution of foreign businesses.
Note 13:    Employee Stock and Benefit Plans
We maintain several equity incentive plans under which we may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), or stock appreciation rights to employees, non-employee directors, and consultants. We issue new shares of common stock upon exercise of stock options and the vesting of RSUs. We also have an employee stock purchase plan (“ESPP”).
As of September 28, 2025, there were 74.5 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 9.1 million shares available for issuance under our ESPP.
Stock-based compensation expense recognized in the consolidated statement of earnings (in millions):

Fiscal Year Ended	Sep 28, 2025	Sep 29, 2024	Oct 1, 2023
RSUs	$318.3	$308.3	$302.6
Options	—	—	0.1
Total stock-based compensation expense recognized in the consolidated statements of earnings	$318.3	$308.3	$302.7
Total related tax benefit	$47.9	$57.0	$50.9
Total capitalized stock-based compensation included in net property, plant and equipment on the consolidated balance sheets	$3.6	$3.6	$3.7

RSUs
We have both time-vested and performance-based RSUs. Time-vested RSUs are awarded to eligible employees and entitle the grantee to receive shares of common stock at the end of a vesting period, subject to the employee’s continuing employment. The time-vested RSUs generally vest in either two or four equal annual installments beginning a year from the grant date. Our performance-based RSUs are awarded to eligible employees and entitle the grantee to receive shares of common stock if we achieve specified performance goals during the performance period and the grantee remains employed through the settlement date.

RSU transactions for the fiscal year ended September 28, 2025 (in millions, except per share and contractual life amounts):

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Nonvested, September 29, 2024	8.7	$102.91	1.2	$844
Granted	5.9	95.83
Vested	(3.3)	99.90
Forfeited/canceled	(2.3)	98.21
Nonvested, September 28, 2025	9.0	$98.89	1.2	$791
As of September 28, 2025, total unrecognized stock-based compensation expense related to non-vested RSUs, net of estimated forfeitures, was approximately $278 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.1 years. The total fair value of RSUs vested was $333 million, $314 million, and $292 million during fiscal 2025, 2024, and 2023, respectively. For fiscal 2024 and 2023, the weighted average fair value per RSU granted was $103.82 and $97.66, respectively.
Stock Options
We may provide stock options as a form of employee compensation, which are primarily time-vested. Stock options have not been broadly used as part of our compensation strategy in recent years. The majority of time-vested options become exercisable in four equal installments beginning a year from the grant date and generally expire 10 years from the grant date. Options granted to non-employee directors generally vest immediately or one year from grant. All outstanding stock options are non-qualified stock options. No stock options were granted during the fiscal years ended September 28, 2025, September 29, 2024, or October 1, 2023.
Stock option transactions were not material for the fiscal year ended September 28, 2025. As of September 28, 2025, all options outstanding were vested and exercisable. No options vested during fiscal 2025 or 2024. The total intrinsic value of options exercised was $19 million, $44 million, and $98 million during fiscal 2025, 2024, and 2023, respectively.
ESPP
Our ESPP allows eligible employees to contribute up to 10% of their base earnings toward the quarterly purchase of our common stock, subject to an annual maximum dollar amount. The purchase price is 95% of the fair market value of the stock on the last business day of the quarterly offering period. The number of shares issued under our ESPP was 0.6 million, 0.6 million, and 0.5 million in fiscal years 2025, 2024, and 2023, respectively.
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
Our matching contributions to all U.S. and non-U.S. plans were $209.6 million, $194.4 million, and $178.1 million in fiscal 2025, 2024, and 2023, respectively.
Note 14:    Income Taxes
Components of earnings before income taxes (in millions):

Fiscal Year Ended	Sep 28, 2025	Sep 29, 2024	Oct 1, 2023
United States	$1,850.1	$4,087.6	$4,488.6
Foreign	657.2	882.0	913.3
Total earnings before income taxes	$2,507.3	$4,969.6	$5,401.9

Provision/(benefit) for income taxes (in millions):

Fiscal Year Ended	Sep 28, 2025	Sep 29, 2024	Oct 1, 2023
Current taxes:
U.S. federal	$179.4	$681.2	$678.2
U.S. state and local	120.4	210.9	235.9
Foreign	362.5	328.8	422.4
Total current taxes	662.3	1,220.9	1,336.5
Deferred taxes:
U.S. federal	30.2	10.7	117.0
U.S. state and local	(11.3)	(0.7)	(0.8)
Foreign	(30.6)	(23.6)	(175.5)
Total deferred taxes	(11.7)	(13.6)	(59.3)
Total income tax expense	$650.6	$1,207.3	$1,277.2
Reconciliation of the statutory U.S. federal income tax rate with our effective income tax rate:

Fiscal Year Ended	Sep 28, 2025	Sep 29, 2024	Oct 1, 2023
Statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	3.4	3.3	3.4
Foreign rate differential	0.3	0.3	0.4
Residual tax on foreign earnings	3.6	0.4	—
Foreign derived intangible income	(1.6)	(0.8)	(0.8)
Tax status change of foreign entity	(1.4)	—	—
Other, net	0.6	0.1	(0.4)
Effective tax rate	25.9%	24.3%	23.6%
During fiscal 2025, we revised our indefinite reinvestment assertions from prior years' cumulative earnings from certain foreign subsidiaries, and in the fourth quarter of fiscal 2025, we repatriated approximately $900 million of cash from foreign subsidiaries, upon which approximately $90 million in related withholding taxes were recorded and paid, as reflected in Residual tax on foreign earnings.
As of September 28, 2025, in certain foreign subsidiaries in which we are partially indefinitely reinvested, the gross taxable temporary difference between the accounting basis and tax basis was approximately $1.8 billion for which there could be up to approximately $180 million of unrecognized tax liability.

Tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities (in millions):

	Sep 28, 2025	Sep 29, 2024
Deferred tax assets:
Operating lease liabilities	$2,646.7	$2,595.1
Stored value card liability and deferred revenue	1,593.0	1,612.5
Intangible assets and goodwill	355.5	372.6
Other	780.9	692.2
Total	5,376.1	5,272.4
Valuation allowance	(189.2)	(194.5)
Total deferred tax asset, net of valuation allowance	5,186.9	5,077.9
Deferred tax liabilities:
Operating lease, right-of-use assets	(2,466.8)	(2,483.7)
Property, plant and equipment	(641.3)	(580.8)
Other	(302.3)	(267.8)
Total	(3,410.4)	(3,332.3)
Net deferred tax asset (liability)	$1,776.5	$1,745.6
Reported as:
Deferred income tax assets	$1,826.9	$1,766.7
Deferred income tax liabilities (included in Other long-term liabilities)	(50.4)	(21.1)
Net deferred tax asset (liability)	$1,776.5	$1,745.6
The valuation allowances as of September 28, 2025, and September 29, 2024, were primarily related to net operating losses and other deferred tax assets of consolidated foreign subsidiaries.
As of September 28, 2025, we had federal tax credit carryforwards of $68.5 million, which will begin to expire in fiscal 2030, and foreign net operating loss carryforwards of $444.8 million, of which $104.5 million have an indefinite carryforward period and the remainder will begin to expire in fiscal 2026.
Uncertain Tax Positions
As of September 28, 2025, we had $119.9 million of gross unrecognized tax benefits, of which $76.6 million, if recognized, would affect our effective tax rate. We recognized expense of $8.4 million, $8.8 million, and $5.7 million of interest and penalties in income tax expense, prior to the benefit of the federal tax deduction, for fiscal 2025, 2024, and 2023, respectively. As of September 28, 2025, and September 29, 2024, we had accrued interest and penalties of $30.4 million and $22.5 million, respectively, on our consolidated balance sheets.
The following table summarizes the activity related to our unrecognized tax benefits (in millions):

	Sep 28, 2025	Sep 29, 2024	Oct 1, 2023
Beginning balance	$108.0	$105.0	$89.7
Increase related to prior year tax positions	3.1	7.9	1.2
Decrease related to prior year tax positions	(0.4)	(6.4)	(0.4)
Increase related to current year tax positions	12.9	10.3	14.5
Decreases related to settlements with taxing authorities	(0.7)	(8.8)	—
Decrease related to lapsing of statute of limitations	(3.0)	—	—
Ending balance	$119.9	$108.0	$105.0
We are currently under examination, or may be subject to examination, by various U.S. federal, state, local, and foreign tax jurisdictions for fiscal 2018 through 2024. We are no longer subject to U.S. federal, U.S. state and local, or material foreign market examinations for years prior to fiscal 2018.
It is reasonably possible that up to approximately $62 million of the Company’s gross unrecognized tax benefits may be recognized by the end of fiscal 2026 for reasons such as a lapse of the statute of limitations or resolution of examinations with tax authorities.

Note 15:    Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

Fiscal Year Ended	Sep 28, 2025	Sep 29, 2024	Oct 1, 2023
Net earnings attributable to Starbucks	$1,856.4	$3,760.9	$4,124.5
Weighted average common shares outstanding (for basic calculation)	1,136.0	1,133.8	1,146.8
Dilutive effect of outstanding common stock options and RSUs	3.8	3.5	4.5
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,139.8	1,137.3	1,151.3
EPS — basic	$1.63	$3.32	$3.60
EPS — diluted	$1.63	$3.31	$3.58
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
Our CODM, who is our chief executive officer, evaluates the performance of our operating segments based primarily on net revenues and operating income, which represents earnings before other income and expenses and income taxes. Financial information and forecasts are reviewed by our CODM at the segment level, and are used to evaluate performance, monitor actual results versus forecasts, and allocate resources for the consolidated entity. Our CODM does not use total assets by segment as a basis for decision making.
The accounting policies of the operating segments are the same as those described in Note 1, Summary of Significant Accounting Policies and Estimates.
Consolidated revenue mix by product type (in millions):

Fiscal Year Ended	Sep 28, 2025		Sep 29, 2024		Oct 1, 2023
Beverage(1)	$22,539.9	61%	$21,883.9	60%	$21,684.8	60%
Food(2)	7,049.9	19%	6,749.2	19%	6,585.1	18%
Other(3)	7,594.6	20%	7,543.1	21%	7,705.7	22%
Total	$37,184.4	100%	$36,176.2	100%	$35,975.6	100%
(1)     “Beverage” represents sales within our company-operated stores.
(2)     “Food” represents sales within our company-operated stores.

(3)     “Other” primarily consists of packaged and single-serve coffees and teas, royalty and licensing revenues, beverage-related ingredients, and serveware, among other items.
Information by geographic area (in millions):

Fiscal Year Ended	Sep 28, 2025	Sep 29, 2024	Oct 1, 2023
Net revenues(1):
United States	$27,124.7	$26,707.4	$26,398.3
China	3,160.8	3,008.2	3,081.5
Other countries	6,898.9	6,460.6	6,495.8
Total	$37,184.4	$36,176.2	$35,975.6

		Sep 28, 2025	Sep 29, 2024
Long-lived assets:
United States		$15,952.7	$15,878.4
China		4,276.8	4,514.2
Other countries		4,407.9	4,099.3
Total		$24,637.4	$24,491.9
(1)Includes Channel Development segment and other net revenues.
No customer accounts for 10% or more of our revenues. Revenues are shown based on the geographic location of our customers. Revenues from countries other than the U.S. and China consist primarily of revenues from Japan, Canada, and the U.K., which together account for approximately 73%, 72%, and 71% of net revenues from other countries for fiscal years 2025, 2024, and 2023, respectively.
The financial information below is presented for our reportable operating segments and Corporate and Other for the fiscal years ended September 28, 2025, September 29, 2024, and October 1, 2023.

(in millions)	North America	International	Channel Development	Corporate and Other	Total
Fiscal 2025
Total net revenues	$27,373.1	$7,819.9	$1,871.7	$119.7	$37,184.4
Product and distribution costs	7,628.7	2,749.8	1,168.3	111.4	11,658.2
Store operating expenses	13,973.3	3,085.6	—	—	17,058.9
Other operating expenses	281.6	242.0	60.2	0.8	584.6
Depreciation and amortization expenses	1,196.3	363.9	—	124.5	1,684.7
General and administrative expenses	483.3	344.3	5.8	1,783.8	2,617.2
Restructuring and impairments	653.2	82.5	1.9	154.4	892.0
Total operating expenses	24,216.4	6,868.1	1,236.2	2,174.9	34,495.6
Income from equity method investees	—	(1.8)	249.6	—	247.8
Operating income/(loss)	$3,156.7	$950.0	$885.1	$(2,055.2)	$2,936.6
Interest income and other, net					113.3
Interest expense					(542.6)
Earnings before income taxes					$2,507.3

(in millions)	North America	International	Channel Development	Corporate and Other	Total
Fiscal 2024
Total net revenues	$27,009.5	$7,338.9	$1,769.8	$58.0	$36,176.2
Product and distribution costs	7,478.0	2,575.2	1,075.4	52.0	11,180.6
Store operating expenses	12,467.1	2,819.4	—	—	15,286.5
Other operating expenses	280.9	225.1	58.4	1.2	565.6
Depreciation and amortization expenses	1,052.4	338.3	—	121.9	1,512.6
General and administrative expenses	375.8	338.8	7.7	1,801.0	2,523.3
Total operating expenses	21,654.2	6,296.8	1,141.5	1,976.1	31,068.6
Income from equity method investees	—	3.6	297.6	—	301.2
Operating income/(loss)	$5,355.3	$1,045.7	$925.9	$(1,918.1)	$5,408.8
Interest income and other, net					122.8
Interest expense					(562.0)
Earnings before income taxes					$4,969.6

(in millions)	North America	International	Channel Development	Corporate and Other	Total
Fiscal 2023
Total net revenues	$26,569.6	$7,487.6	$1,893.8	$24.6	$35,975.6
Product and distribution costs	7,530.4	2,608.4	1,250.1	20.2	11,409.1
Store operating expenses	11,959.2	2,761.1	—	—	14,720.3
Other operating expenses	263.8	219.0	54.6	2.0	539.4
Depreciation and amortization expenses	910.1	335.1	0.1	117.3	1,362.6
General and administrative expenses	389.7	335.8	8.4	1,707.4	2,441.3
Restructuring and impairments	20.7	—	—	1.1	21.8
Total operating expenses	21,073.9	6,259.4	1,313.2	1,848.0	30,494.5
Income from equity method investees	—	2.7	295.7	—	298.4
Other segment items(1)	—	—	91.3	—	91.3
Operating income/(loss)	$5,495.7	$1,230.9	$967.6	$(1,823.4)	$5,870.8
Interest income and other, net					81.2
Interest expense					(550.1)
Earnings before income taxes					$5,401.9
(1) Includes gain from sale of assets.
Note 18:    Restructuring
In the fourth quarter of fiscal 2024, we announced our “Back to Starbucks” strategy, which was implemented with the goal to bring customers back to our stores and return to growth by revitalizing coffeehouses, enhancing the customer experience, and improving efficiency. As part of this strategy, during the second quarter of fiscal 2025, we further decided and announced our plan to restructure our support organization in an effort to operate more efficiently, increase accountability, reduce complexity, and drive better integration, which resulted in a reduction in our support partner workforce.

In the fourth quarter of fiscal 2025, we announced a restructuring plan involving the closure of coffeehouses, and the further transformation of our support organization, as part of the Company’s “Back to Starbucks” strategy. We assessed our existing store portfolio with respect to both whether coffeehouses had a viable path to offering the physical environment consistent with the brand and a clear path to financial performance, and we closed, or plan to close, coffeehouses that did not meet these criteria.

During the fiscal year ended September 28, 2025, 627 stores were closed and approximately $892.0 million was recorded to restructuring and impairments on our consolidated statement of earnings. This total primarily consists of disposal and impairment of company-operated store assets, employee separation benefits, and accelerated amortization of ROU lease assets and other lease exit costs.

The table below presents the restructuring and impairment charges by reportable operating segment and Corporate and Other (in millions):

Fiscal Year Ended September 28, 2025	North America	International	Channel Development	Corporate and Other	Total
Disposal and impairment of store assets	$313.7	$39.1	$—	$—	$352.8
Employee severance, separation costs, and other	103.8	39.8	1.9	154.4	299.9
Amortization of ROU lease assets and other lease exit costs	235.7	3.6	—	—	239.3
Total Restructuring and impairment costs	$653.2	$82.5	$1.9	$154.4	$892.0

The table below presents the balance of liabilities related to the restructuring plan by major type of cost (in millions):

Fiscal Year Ended September 28, 2025	Employee severance, separation costs, and other	Lease exit and other related costs(1)	Total
Beginning balance	$—	$—	$—
Restructuring costs incurred	299.9	239.3	539.2
Cash payments	(141.0)	(0.4)	(141.4)
Ending balance	$158.9	$238.9	$397.8
(1) The total operating lease liability balance for restructuring store closures was $272.8 million as of September 28, 2025.
As of September 28, 2025, the majority of the remaining accrued employee separation costs are reflected in accrued payroll and benefits and the remaining accrued lease-related costs are reflected in the operating lease liability on the consolidated balance sheet.

Inclusive of fiscal year 2025 charges, the Company estimates that it will incur approximately $1.0 billion in total pre-tax restructuring charges related to the “Back to Starbucks” restructuring plan announced in the fourth quarter of fiscal 2025, in addition to the $137 million incurred resulting from restructuring activities in the second and third quarters of fiscal 2025. Estimated restructuring charges expected to be incurred in fiscal year 2026 are approximately $230 million, primarily related to accelerated ROU lease asset amortization and other lease exit costs in our North America and International operating segments. We anticipate completion of the plan and store closures within fiscal year 2026. The majority of the accrued liability balance as of September 28, 2025 related to restructuring charges is expected to be paid out in fiscal year 2026.

Note 19:    Subsequent Event
On November 3, 2025, we announced the Company has entered an agreement to form a joint venture with Boyu Capital, a leading alternative investment firm, to operate Starbucks retail in China. We believe this partnership marks a significant milestone in Starbucks ongoing transformation and underscores its commitment to accelerating long-term growth in China. Under the agreement, Boyu Capital will acquire up to a 60% interest in Starbucks retail operations in China. Starbucks will retain a 40% interest in the joint venture and will continue to own and license the Starbucks brand and intellectual property to the new entity. Boyu Capital will acquire its interest based on a cash-free, debt-free mutually agreed-upon total enterprise value of approximately $4 billion, to be further adjusted for other contractually agreed-upon items. The transaction is subject to required regulatory approvals as well as customary closing conditions, and is expected to close by early calendar year 2026.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Starbucks Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Starbucks Corporation and subsidiaries (the “Company”) as of September 28, 2025, and September 29, 2024, the related consolidated statements of earnings, comprehensive income, equity, and cash flows, for each of the three years in the period ended September 28, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 28, 2025, and September 29, 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 14, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Goodwill Impairment Assessments for China Reporting Unit – Refer to Note 1 and Note 8 to the financial statements
Critical Audit Matter Description
The Company’s goodwill for its China reporting unit within the international segment is tested annually for impairment during the third quarter of each year, and more frequently if events and circumstances indicate that the assets might be impaired. The Company’s evaluation of goodwill for impairment involves comparing the estimated fair value of a reporting unit to its carrying value. The estimated fair value of a reporting unit is determined using both income and market approaches.
The income approach is based on discounted future cash flows and requires management to make assumptions and to apply judgment when estimating future cash flows and asset fair values, including projected revenue growth, forecasted operating expenses, and the selection of an appropriate discount rate. The market approach is based on comparable company valuation multiples and requires an estimate of those multiples derived from comparable publicly traded companies to the reporting unit. Changes in these estimates and assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, if any, or both.
The goodwill balance was $3,368.9 million as of September 28, 2025, of which $2,842.6 million was allocated to the international segment, inclusive of the China reporting unit. The fair value of the China reporting unit was greater than its carrying value as of the measurement date, and as a result, management did not record an impairment charge related to the reporting unit goodwill.

We identified the goodwill impairment assessment of the China reporting unit as a critical audit matter because of the significant estimates and assumptions management made to determine the fair value. The audit of these estimates and assumptions required a high degree of auditor judgment when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to revenue and expense projections, and the selection of significant valuation assumptions such as comparable company valuation multiples and discount rates. The audit also required an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Matter Was Addressed in the Audit
Our audit procedures related to revenue and expense projections and the selection of significant valuation assumptions, such as comparable company valuation multiples and discount rates, for the China reporting unit included the following:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including the determination of the fair value of the China reporting unit, such as controls related to management’s forecasts and the selection of the discount rate and valuation multiples used.
•We inquired of senior executives of the Company to corroborate strategic plans for growth.
•We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
•We performed a sensitivity analysis of the revenue growth rate, forecasted operating expenses, and discount rates, which included their impact on cash flows.
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
November 14, 2025
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
During the fourth quarter of fiscal 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (September 28, 2025).
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls, and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 28, 2025.
Our internal control over financial reporting as of September 28, 2025, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Starbucks Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Starbucks Corporation and subsidiaries (the “Company”) as of September 28, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 28, 2025, of the Company and our report dated November 14, 2025, expressed an unqualified opinion on those financial statements.
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
November 14, 2025

Item 9B.Other Information
Insider Adoption or Termination of Trading Arrangements:
During the fiscal quarter ended September 28, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
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
The remaining information required by this item is incorporated herein by reference to the sections entitled “Proposal 1 - Election of Directors,” “Stock Ownership - Beneficial Ownership of Common Stock,” “Corporate Governance,” “Corporate Governance - Audit and Compliance Committee” and “Executive Compensation Governance Policies and Practices - Insider trading policy” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 25, 2026 (the “Proxy Statement”).
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

Item 13.Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to the section entitled “Corporate Governance - Certain Relationships and Related Person Transactions” and “Corporate Governance - Director Independence” in the Proxy Statement.

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

Item 15.Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this 10-K:
1.    Financial Statements
The following financial statements are included in Part II, Item 8 of this 10-K:
•Consolidated Statements of Earnings for the fiscal years ended September 28, 2025, September 29, 2024, and October 1, 2023;
•Consolidated Statements of Comprehensive Income for the fiscal years ended September 28, 2025, September 29, 2024, and October 1, 2023;
•Consolidated Balance Sheets as of September 28, 2025, and September 29, 2024;
•Consolidated Statements of Cash Flows for the fiscal years ended September 28, 2025, September 29, 2024, and October 1, 2023;
•Consolidated Statements of Equity for the fiscal years ended September 28, 2025, September 29, 2024, and October 1, 2023;
•Notes to Consolidated Financial Statements; and
•Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
2.    Financial Statement Schedules
Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

3.    Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
2.1	Transaction Agreement, dated as of May 6, 2018, by and between Starbucks Corporation and Nestlé S.A.	8-K	000-20322	5/7/2018	2.1
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	000-20322	4/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through June 25, 2025)	8-K	000-20322	6/30/2025	3.1
4.1	Indenture, dated as of September 15, 2016, by and between Starbucks Corporation and U.S. Bank Trust Company, National Association, as trustee (as successor in interest to U.S. Bank National Association)	S-3ASR	333-213645	9/15/2016	4.1
4.2	Second Supplemental Indenture, dated as of November 22, 2017, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (3.750% Senior Notes due 2047)	8-K	000-20322	11/22/2017	4.2
4.3	Form of 3.750% Senior Notes due December 1, 2047 (included as Exhibit B to Exhibit 4.2)	8-K	000-20322	11/22/2017	4.4
4.4	Third Supplemental Indenture, dated as of February 28, 2018, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (3.500% Senior Notes due 2028)	8-K	000-20322	2/28/2018	4.2
4.5	Form of 3.500% Senior Notes due March 1, 2028 (included as Exhibit B to Exhibit 4.4)	8-K	000-20322	2/28/2018	4.4
4.6	Fourth Supplemental Indenture, dated as of August 10, 2018, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (3.800% Senior Notes due 2025, 4.000% Senior Notes due 2028 and 4.500% Senior Notes due 2048)	8-K	000-20322	8/10/2018	4.2
4.7	Form of 4.000% Senior Notes due November 15, 2028 (included as Exhibit B to Exhibit 4.6)	8-K	000-20322	8/10/2018	4.4
4.8	Form of 4.500% Senior Notes due November 15, 2048 (included as Exhibit C to Exhibit 4.6)	8-K	000-20322	8/10/2018	4.2
4.9	Fifth Supplemental Indenture, dated as of May 13, 2019, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (3.550% Senior Notes due 2029 and 4.450% Senior Notes due 2049)	8-K	000-20322	5/13/2019	4.2
4.10	Form of 3.550% Senior Notes due August 15, 2029 (included as Exhibit A to Exhibit 4.9)	8-K	000-20322	5/13/2019	4.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.11	Form of 4.450% Senior Notes due August 15, 2049 (included as Exhibit B to Exhibit 4.9)	8-K	000-20322	5/13/2019	4.4
4.12	Sixth Supplemental Indenture, dated as of March 12, 2020, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (2.000% Senior Notes due 2027, 2.250% Senior Notes due 2030 and 3.350% Senior Notes due 2050)	8-K	000-20322	3/12/2020	4.2
4.13	Form of 2.000% Senior Notes due March 12, 2027 (included as Exhibit A to Exhibit 4.12)	8-K	000-20322	3/12/2020	4.3
4.14	Form of 2.250% Senior Notes due March 12, 2030 (included as Exhibit B to Exhibit 4.12)	8-K	000-20322	3/12/2020	4.4
4.15	Form of 3.350% Senior Notes due March 12, 2050 (included as Exhibit C to Exhibit 4.12)	8-K	000-20322	3/12/2020	4.5
4.16	Seventh Supplemental Indenture, dated as of May 7, 2020, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (2.550% Senior Notes due 2030 and 3.500% Senior Notes due 2050)	8-K	000-20322	5/7/2020	4.2
4.17	Form of 2.550% Senior Notes due November 15, 2030 (included as Exhibit B to Exhibit 4.16)	8-K	000-20322	5/7/2020	4.4
4.18	Form of 3.500% Senior Notes due November 15, 2050 (included as Exhibit C to Exhibit 4.16)	8-K	000-20322	5/7/2020	4.5
4.19	Eighth Supplemental Indenture, dated as of February 14, 2022, by and between Starbucks Corporation and U.S. Bank Trust Company, National Association, as trustee and as successor in interest to U.S. Bank National Association (3.000% Senior Notes due 2032)	8-K	000-20322	2/14/2022	4.2
4.20	Form of 3.000% Senior Notes due February 14, 2032 (included as Exhibit B to Exhibit 4.19)	8-K	000-20322	2/14/2022	4.4
4.21	Ninth Supplemental Indenture, dated as of February 16, 2023, by and between Starbucks Corporation and U.S. Bank Trust Company, National Association, as trustee and as successor in interest to U.S. Bank National Association (4.750% Senior Notes due 2026 and 4.800% Senior Notes due 2033)	8-K	000-20322	2/16/2023	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.22	Form of 4.750% Senior Notes due February 15, 2026 (included as Exhibit A to Exhibit 4.21)	8-K	000-20322	2/16/2023	4.3
4.23	Form of 4.800% Senior Notes due February 15, 2033 (included as Exhibit B to Exhibit 4.21)	8-K	000-20322	2/16/2023	4.4
4.24	Tenth Supplemental Indenture, dated as of February 8, 2024, by and between Starbucks Corporation and U.S. Bank Trust Company, National Association, as trustee and successor in interest to U.S. Bank National Association (4.850% Senior Notes due 2027, 4.900% Senior Notes due 2031 and 5.000% Senior Notes due 2034)	8-K	000-20322	2/8/2024	4.2
4.25	Form of 4.850% Senior Notes due February 8, 2027 (included as Exhibit A to Exhibit 4.24)	8-K	000-20322	2/8/2024	4.3
4.26	Form of 4.900% Senior Notes due February 15, 2031 (included as Exhibit B to Exhibit 4.24)	8-K	000-20322	2/8/2024	4.4
4.27	Form of 5.000% Senior Notes due February 15, 2034 (included as Exhibit C to Exhibit 4.24)	8-K	000-20322	2/8/2024	4.5
4.28	Eleventh Supplemental Indenture, dated as of May 8, 2025, by and between Starbucks Corporation and U.S. Bank Trust Company, National Association, as trustee and successor in interest to U.S. Bank National Association	8-K	000-20322	5/8/2025	4.2
4.29	Form of 4.500% Senior Notes due May 15, 2028 (included as Exhibit A to Exhibit 4.28)	8-K	000-20322	5/8/2025	4.3
4.30	Form of 4.800% Senior Notes due May 15, 2030 (included as Exhibit B to Exhibit 4.28)	8-K	000-20322	5/8/2025	4.4
4.31	Form of 5.400% Senior Notes due May 15, 2035 (included as Exhibit C to Exhibit 4.28)	8-K	000-20322	5/8/2025	4.5
4.32	Indenture, dated as of August 23, 2007, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee	S-3ASR	333-190955	9/3/2013	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.33	Fourth Supplemental Indenture, dated as of June 10, 2015, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (4.300% Senior Notes due June 2045)	8-K	000-20322	6/10/2015	4.2
4.34	Form of 4.300% Senior Notes due June 15, 2045 (included as Exhibit B to Exhibit 4.33)	8-K	000-20322	6/10/2015	4.4
4.35	Sixth Supplemental Indenture, dated as of May 16, 2016, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (2.450% Senior Notes due June 2026)	8-K	000-20322	5/16/2016	4.4
4.36	Form of 2.450% Senior Notes due June 15, 2026 (included as Exhibit A to Exhibit 4.35)	8-K	000-20322	5/16/2016	4.5
4.37	Description of Securities	10-K	000-20322	11/15/2019	4.29
10.1*	Starbucks Corporation Employee Stock Purchase Plan — 1995 as amended and restated on April 9, 2015 to reflect adjustments for the 2-for-1 forward stock split effective on such date	10-Q	000-20322	8/1/2017	10.1
10.2*	Starbucks Corporation Executive Management Bonus Plan, as amended and restated on January 12, 2022	8-K	000-20322	1/14/2022	10.1
10.3*	Starbucks Corporation Management Deferred Compensation Plan, as amended and restated effective January 1, 2011	10-Q	000-20322	2/4/2011	10.2
10.4*	Fifth Amendment to Starbucks Corporation Management Deferred Compensation Plan	10-Q	000-20322	7/28/2020	10.1
10.5*	Starbucks Corporation Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective September 11, 2018	10-K	000-20322	11/16/2018	10.5
10.6*	Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective March 16, 2022	10-Q	000-20322	5/3/2022	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.7*	2005 Key Employee Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective November 15, 2005	10-Q	000-20322	2/10/2006	10.2
10.8*	2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective September 11, 2018	10-K	000-20322	11/16/2018	10.9
10.9*	Form of Global Stock Option Grant Agreement for Purchase of Stock under the Key Employee Sub-Plan to the 2005 Long Term Equity Incentive Plan	10-K	000-20322	11/18/2016	10.14
10.10*	Form of Stock Option Grant Agreement for Purchase of Stock under the 2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	10-Q	000-20322	4/26/2016	10.2
10.11	Credit Agreement, dated June 13, 2025, among Starbucks Corporation, Bank of America, N.A., in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, N.A., Citibank, N.A., Morgan Stanley Bank, N.A. and U.S. Bank National Association, as L/C Issuers, and the other Lenders from time to time a party thereto	8-K	000-20322	6/16/2025	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.12	Form of Commercial Paper Dealer Agreement between Starbucks Corporation, as Issuer, and the Dealer	8-K	000-20322	7/29/2016	10.1
10.13*	Form of Global Key Employee Restricted Stock Unit Grant Agreement - No Retirement Vesting (Effective November 2020)	10-K	000-20322	11/12/2020	10.23
10.14*	Form of Global Key Employee Restricted Stock Unit Grant Agreement - Retirement Vesting (Effective November 2020)	10-K	000-20322	11/12/2020	10.24
10.15*	Form of Global Key Employee Stock Option Grant Agreement for Purchase of Stock under the 2005 Long-Term Equity Incentive Plan	10-K	000-20322	11/17/2017	10.25
10.16*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Promotion - Time-Based -No Retirement Vesting) (Effective August 2022)	10-K	000-20322	11/18/2022	10.23
10.17*	Starbucks Corporation Key Employee Restricted Stock Unit Grant Agreement (New Hire - Time-Based - No Retirement Vesting) (Effective August 2022)	10-K	000-20322	11/18/2022	10.24
10.18*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Annual - Time-Based - Retirement Vesting) (Effective August 2022)	10-K	000-20322	11/18/2022	10.25
10.19*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Annual - Performance Based - Retirement Vesting) (Effective August 2022)	10-K	000-20322	11/18/2022	10.26
10.20*	Starbucks Corporation Executive Severance and Change in Control Plan effective August 31, 2022 and amended on March 22, 2023	8-K	000-20322	3/28/2023	10.10

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.21*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Performance-Based) (Effective November 2023)	10-K	000-20322	11/17/2023	10.29
10.22*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Time-Based) (Effective November 2023)	10-K	000-20322	11/17/2023	10.30
10.23*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Promotion and New Hire) (Effective November 2023)	10-K	000-20322	11/17/2023	10.31
10.24*	Offer Letter, dated August 11, 2024, by and between Starbucks Corporation and Brian R. Niccol	8-K	000-20322	8/14/2024	10.1
10.25*	Letter Agreement Amending Offer Letter, dated November 19, 2024, by and between Starbucks Corporation and Brian R. Niccol	8-K	000-20322	11/21/2024	10.1
10.26*	Offer Letter, dated February 27, 2025, by and between Starbucks Corporation and Cathy Smith	8-K	000-20322	3/4/2025	10.1
10.27*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Performance-Based) (Effective November 2024)	10-K	000-20322	11/20/2024	10.33
10.28*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Time-Based) (Effective November 2024)	10-K	000-20322	11/20/2024	10.34
10.29*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Promotion) (Effective November 2024)	10-K	000-20322	11/20/2024	10.35
10.30*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Performance Based – Retirement Vesting) (Effective November 2025)	—	—	—	—	X
10.31*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Performance Based – No Retirement Vesting) (Effective November 2025)	—	—	—	—	X
10.32*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Time Based – Retirement Vesting) (Effective November 2025)	—	—	—	—	X
10.33*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Time Based – No Retirement Vesting) (Effective November 2025)	—	—	—	—	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
19.1	Starbucks Corporation Insider Trading Policy	—	—	—	—	X
21	Subsidiaries of Starbucks Corporation	—	—	—	—	X
23	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—
97	Starbucks Corporation Recovery of Incentive Compensation Policy	10-K	000-20322	11/17/2023	97
101	The following financial statements from the Company’s 10-K for the fiscal year ended September 28, 2025, formatted in iXBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements	—	—	—	—	X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

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
Brian R. Niccol chairman and chief executive officer

November 14, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of November 14, 2025.

	Signature	Title

By:	/s/ Brian R. Niccol	chairman and chief executive officer (principal executive officer)
Brian R. Niccol

By:	/s/ Cathy R. Smith	executive vice president, chief financial officer (principal financial officer and principal accounting officer)
Cathy R. Smith

By:	/s/ Richard E. Allison, Jr.	director
Richard E. Allison, Jr.

By:	/s/ Andrew Campion	director
Andrew Campion

By:	/s/ Beth Ford	director
Beth Ford

By:	/s/ Jørgen Vig Knudstorp	director
Jørgen Vig Knudstorp

By:	/s/ Marissa Mayer	director
Marissa Mayer

By:	/s/ Neal Mohan	director
Neal Mohan

By:	/s/ Dambisa F. Moyo	director
Dambisa F. Moyo

By:	/s/ Daniel Servitje	director
Daniel Servitje

By:	/s/ Mike Sievert	director
Mike Sievert

By:	/s/ Wei Zhang	director
Wei Zhang