Form 10-Q
period 2025-12-28
STARBUCKS CORP
filed 2026-01-28
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 28, 2025
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

Shares Outstanding as of January 22, 2026
1,139.3 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended December 28, 2025

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data, unaudited)

	Quarter Ended
	Dec 28, 2025	Dec 29, 2024
Net revenues:
Company-operated stores	$8,188.0	$7,785.3
Licensed stores	1,130.4	1,135.7
Other	596.7	476.8
Total net revenues	9,915.1	9,397.8
Product and distribution costs	3,273.6	2,893.7
Store operating expenses	4,552.3	4,203.0
Other operating expenses	131.2	152.5
Depreciation and amortization expenses	400.9	407.6
General and administrative expenses	638.8	665.8
Restructuring and impairments	88.1	—
Total operating expenses	9,084.9	8,322.6
Income from equity investees	60.6	46.5
Operating income	890.8	1,121.7
Interest income and other, net	13.0	27.8
Interest expense	(139.0)	(127.2)
Earnings before income taxes	764.8	1,022.3
Income tax expense	471.6	241.4
Net earnings including noncontrolling interests	293.2	780.9
Net earnings/(loss) attributable to noncontrolling interests	(0.1)	0.1
Net earnings attributable to Starbucks	$293.3	$780.8
Earnings per share - basic	$0.26	$0.69
Earnings per share - diluted	$0.26	$0.69
Weighted average shares outstanding:
Basic	1,138.0	1,134.7
Diluted	1,141.9	1,138.4

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended
	Dec 28, 2025	Dec 29, 2024
Net earnings including noncontrolling interests	$293.2	$780.9
Other comprehensive income/(loss):
Unrealized holding gains/(losses) on available-for-sale debt securities	0.7	(2.1)
Tax (expense)/benefit	(0.2)	0.5
Unrealized gains/(losses) on cash flow hedging instruments	(4.2)	69.6
Tax (expense)/benefit	(0.3)	(18.1)
Unrealized gains/(losses) on net investment hedging instruments	55.4	207.5
Tax (expense)/benefit	(14.0)	(52.4)
Translation adjustment and other	21.3	(311.5)
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale securities, hedging instruments, translation adjustment, and other	(33.8)	(66.9)
Tax expense/(benefit)	8.5	18.6
Other comprehensive income/(loss), net of tax	33.4	(154.8)
Comprehensive income including noncontrolling interests	326.6	626.1
Comprehensive income/(loss) attributable to noncontrolling interests	—	(0.2)
Comprehensive income attributable to Starbucks	$326.6	$626.3

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data, unaudited)

	Dec 28, 2025	Sep 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$3,413.4	$3,219.8
Short-term investments	184.9	247.2
Accounts receivable, net	1,219.2	1,277.5
Inventories	2,114.4	2,185.6
Prepaid expenses and other current assets	374.1	452.2
Assets held for sale	4,716.6	—
Total current assets	12,022.6	7,382.3
Long-term investments	288.3	246.9
Equity investments	432.0	466.2
Property, plant and equipment, net	7,399.5	8,493.5
Operating lease, right-of-use asset	8,228.2	9,315.7
Deferred income taxes, net	1,600.8	1,826.9
Other long-term assets	778.6	752.5
Other intangible assets	167.2	166.8
Goodwill	1,311.1	3,368.9
TOTAL ASSETS	$32,228.3	$32,019.7
LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$1,682.2	$1,852.8
Accrued liabilities	2,334.3	2,359.7
Accrued payroll and benefits	751.4	1,093.9
Current portion of operating lease liability	1,342.9	1,564.5
Stored value card liability and current portion of deferred revenue	2,121.7	1,840.6
Current portion of long-term debt	1,499.5	1,498.9
Liabilities held for sale	1,754.6	—
Total current liabilities	11,486.6	10,210.4
Long-term debt	14,580.9	14,575.9
Operating lease liability	8,047.6	8,972.2
Deferred revenue	5,748.0	5,772.6
Other long-term liabilities	746.5	577.8
Total liabilities	40,609.6	40,108.9
Shareholders’ deficit:
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,139.1 and 1,136.9 shares, respectively	1.1	1.1
Additional paid-in capital	721.5	634.1
Retained deficit	(8,685.4)	(8,272.5)
Accumulated other comprehensive income/(loss)	(425.9)	(459.3)
Total shareholders’ deficit	(8,388.7)	(8,096.6)
Noncontrolling interests	7.4	7.4
Total deficit	(8,381.3)	(8,089.2)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)	$32,228.3	$32,019.7

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Quarter Ended
	Dec 28, 2025	Dec 29, 2024
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$293.2	$780.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	431.9	432.2
Deferred income taxes, net	302.6	(14.9)
Income earned from equity method investees, net	(62.3)	(53.1)
Distributions received from equity method investees	96.7	81.9
Stock-based compensation	126.1	100.6
Non-cash lease costs	352.8	493.7
Loss on disposal, impairment, and accelerated amortization of assets	109.7	40.9
Other	5.4	(7.0)
Cash provided by/(used in) changes in operating assets and liabilities:
Accounts receivable	(0.2)	(75.8)
Inventories	(31.8)	25.1
Income taxes payable	55.4	104.9
Accounts payable	(39.0)	230.2
Deferred revenue	472.3	480.9
Operating lease liability	(433.2)	(510.2)
Other operating assets and liabilities	(81.9)	(38.3)
Net cash provided by operating activities	1,597.7	2,072.0
INVESTING ACTIVITIES:
Purchases of investments	(51.0)	(66.3)
Sales of investments	0.3	—
Maturities and calls of investments	77.2	87.6
Additions to property, plant and equipment	(323.7)	(692.9)
Acquisitions, net of cash acquired	—	(177.1)
Other	(25.7)	(6.5)
Net cash used in investing activities	(322.9)	(855.2)
FINANCING ACTIVITIES:
Net proceeds from issuance of short-term debt	2.5	—
Repayments of short-term debt	—	(5.4)
Proceeds from issuance of common stock	17.7	17.1
Cash dividends paid	(705.1)	(691.9)
Minimum tax withholdings on share-based awards	(58.1)	(74.6)
Net cash used in financing activities	(743.0)	(754.8)
Effect of exchange rate changes on cash and cash equivalents	9.0	(76.8)
Less: Net change in cash balances classified as assets held for sale	(347.2)	—
Net increase/(decrease) in cash and cash equivalents	193.6	385.2
CASH AND CASH EQUIVALENTS:
Beginning of period	3,219.8	3,286.2
End of period	$3,413.4	$3,671.4
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$142.4	$98.3
Income taxes	$94.9	$121.4

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
For the Quarter Ended December 28, 2025 and December 29, 2024
(in millions, except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, September 28, 2025	1,136.9	$1.1	$634.1	$(8,272.5)	$(459.3)	$(8,096.6)	$7.4	$(8,089.2)
Net earnings	—	—	—	293.3	—	293.3	(0.1)	293.2
Other comprehensive income/(loss)	—	—	—	—	33.3	33.3	0.1	33.4
Stock-based compensation expense	—	—	127.7	—	—	127.7	—	127.7
Exercise of stock options/vesting of RSUs	2.1	—	(52.1)	—	—	(52.1)	—	(52.1)
Sale of common stock	0.1	—	11.8	—	—	11.8	—	11.8
Cash dividends declared, $0.62 per share	—	—	—	(706.2)	—	(706.2)	—	(706.2)
Other	—	—	—	—	0.1	0.1	—	0.1
Balance, December 28, 2025	1,139.1	$1.1	$721.5	$(8,685.4)	$(425.9)	$(8,388.7)	$7.4	$(8,381.3)

Balance, September 29, 2024	1,133.5	$1.1	$322.6	$(7,343.8)	$(428.8)	$(7,448.9)	$7.3	$(7,441.6)
Net earnings	—	—	—	780.8	—	780.8	0.1	780.9
Other comprehensive income/(loss)	—	—	—	—	(154.5)	(154.5)	(0.3)	(154.8)
Stock-based compensation expense	—	—	102.1	—	—	102.1	—	102.1
Exercise of stock options/vesting of RSUs	2.1	—	(70.7)	—	—	(70.7)	—	(70.7)
Sale of common stock	0.2	—	13.2	—	—	13.2	—	13.2
Cash dividends declared, $0.61 per share	—	—	—	(693.4)	—	(693.4)	—	(693.4)
Other	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Balance, December 29, 2024	1,135.8	$1.1	$367.2	$(7,256.4)	$(583.6)	$(7,471.7)	$7.1	$(7,464.6)

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1: Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited consolidated financial statements as of December 28, 2025, and for the quarters ended December 28, 2025 and December 29, 2024, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarters ended December 28, 2025 and December 29, 2024 reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”), Starbucks Corporation (together with its subsidiaries) is referred to as “Starbucks,” the “Company,” “we,” “us,” or “our.”
Segment information is prepared on the same basis that our chief executive officer, who is our Chief Operating Decision Maker (“CODM”), manages the segments, evaluates financial results, and makes key operating decisions.
The financial information as of September 28, 2025 is derived from our audited consolidated financial statements and notes for the fiscal year ended September 28, 2025 (“fiscal 2025”) included in Item 8 in the fiscal 2025 Annual Report on Form 10-K filed with the SEC on November 14, 2025 (“10-K”). The information included in this 10-Q should be read in conjunction with the footnotes and management’s discussion and analysis of the consolidated financial statements in the 10-K.
The results of operations for the quarter ended December 28, 2025 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 27, 2026 (“fiscal 2026”).
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
Refer to Note 17, Restructuring, for further discussion.
Assets Held for Sale
We classify long-lived assets or disposal groups as held for sale in the period when all of the following conditions have been met:
•we have approved and committed to a plan to sell the assets or disposal group;
•the asset or disposal group is available for immediate sale in its present condition;
•an active program to locate a buyer and other actions required to complete the sale have been initiated;
•the sale of the asset or disposal group is probable and expected to be completed within one year;
•the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and
•it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
We initially measure a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell and recognize any loss in the period in which the held-for-sale criteria are met. Gains are not recognized until the date of sale. We cease depreciation and amortization of a long-lived asset, or assets within a disposal group, upon their designation as held for sale and subsequently assess fair value less any costs to sell at each reporting period until the asset or disposal group is no longer classified as held for sale.
In the first quarter of fiscal 2026, the company announced an agreement to form a joint venture with Boyu Capital to operate Starbucks retail in China (the “disposal group”). Under the agreement, Boyu Capital will acquire up to a 60% interest in

Starbucks retail operations in China. Starbucks will retain a 40% interest in the joint venture and will continue to own and license the Starbucks brand and intellectual property to the new entity. We classified the assets and liabilities of the disposal group as held for sale on the consolidated balance sheets, which required us to cease property, plant, and equipment depreciation and operating lease right-of-use (“ROU”) asset amortization of the related long-lived assets, resulting in reduced depreciation and amortization and store operating expenses. We also changed our indefinite reinvestment assertions upon classification as held for sale, resulting in an increase in our income tax expense. No impairment was recorded upon the classification of the disposal group as held for sale.
Refer to Note 2, Acquisitions and Divestitures, for further discussion.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In the fourth quarter of fiscal 2025, we adopted the Financial Accounting Standards Board (“FASB”) issued guidance expanding segment disclosure requirements. The amendments require enhanced disclosure for certain segment items and disclosure on how our CODM uses reported measures to assess segment performance. The amendments do not change how segments are determined, aggregated, or how thresholds are applied to determine reportable segments. The adoption of this guidance did not have a significant impact on our consolidated financial statement disclosures. Refer to Note 16, Segment Reporting, for our segment disclosures including enhancements as a result of the amendments.
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
In July 2025, the FASB issued guidance providing a practical expedient for measuring expected credit losses on current accounts receivable and current contract assets arising from revenue transactions. The amendment is effective for our fiscal year ending October 3, 2027. While we are still evaluating the specific impacts, we anticipate the impact to be limited to the simplification of the estimation process, with no material impact on the allowance for credit losses.

Note 2: Acquisitions and Divestitures
Fiscal 2026
On November 3, 2025, we announced that the Company entered into an agreement to form a joint venture with Boyu Capital, to operate Starbucks retail in China. We believe this partnership marks a significant milestone in the Company’s ongoing transformation and underscores its commitment to accelerating long-term growth in China. Under the agreement, Boyu Capital will acquire up to a 60% interest in Starbucks retail operations in China. The partial divestiture is expected to result in the conversion of 8,011 company-operated stores to licensed stores within our International segment. Starbucks will retain a 40% interest in the joint venture and will continue to own and license the Starbucks brand and intellectual property to the new entity. Boyu Capital will acquire its interest based on a cash-free, debt-free mutually agreed-upon total enterprise value of approximately $4 billion, to be further adjusted for other contractually agreed-upon items. The transaction is subject to required regulatory approvals as well as customary closing conditions, and is expected to close by early calendar year 2026.
In the first quarter of 2026, we determined that the disposal group met the held-for-sale criteria. Accordingly, we have presented the assets and liabilities of the disposal group as held for sale on the consolidated balance sheets.
As of December 28, 2025, the net carrying amounts of the major classes of assets and liabilities of the disposal group were as follows (in millions):

Amount
Cash and cash equivalents	$347.2
Accounts receivable, net	60.3
Inventories	101.6
Prepaid expenses and other current assets	52.5
Property, plant and equipment, net	875.3
Operating lease, right-of-use asset	1,037.4
Deferred income taxes, net	113.1
Other long-term assets	56.1
Goodwill	2,073.1
Assets held for sale	$4,716.6

Accounts payable	$129.0
Accrued liabilities	148.4
Accrued payroll and benefits	110.7
Current portion of operating lease liability	227.5
Stored value card liability and current portion of deferred revenue	197.7
Short-term debt	2.5
Operating lease liability	854.1
Deferred revenue	17.4
Other long-term liabilities	67.3
Liabilities held for sale	$1,754.6
Fiscal 2025
On October 14, 2024, we acquired a 100% ownership interest in 23.5 Degrees Topco Limited, a U.K. licensed business partner, to expand our portfolio of company-operated stores and enhance the coffeehouse experience for customers. The acquisition converted 113 licensed stores to company-operated stores within our International operating segment.
The assets acquired and liabilities assumed are included in our International operating segment. Assets acquired primarily include operating lease ROU assets, intangible assets, goodwill, and property, plant and equipment. The intangible assets acquired as part of this transaction include reacquired licensee agreement rights, which will be amortized over the estimated useful life. In addition, we assumed various liabilities, primarily consisting of operating lease liabilities. The transaction was not material to our consolidated financial statements.

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

Gains and losses on derivative contracts and foreign currency-denominated debt designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract/Debt Remaining Maturity (Months)
	Dec 28, 2025	Sep 28, 2025
Cash Flow Hedges:
Coffee	$11.0	$23.3	$11.0	5
Foreign currency - other	20.4	19.0	13.4	34
Interest rates	(0.5)	(1.4)	(3.5)	0
Net Investment Hedges:
Cross-currency swaps	227.6	206.2	—	99
Foreign currency	16.0	16.0	—	0
Foreign currency debt	135.2	135.2	—	0
Pre-tax gains and losses on derivative contracts and foreign currency-denominated long-term debt designated as hedging instruments recognized in other comprehensive income (“OCI”) and reclassifications from AOCI to earnings (in millions):

	Quarter Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Location of gain/(loss)
	Dec 28, 2025	Dec 29, 2024	Dec 28, 2025	Dec 29, 2024
Cash Flow Hedges:
Coffee	$(14.2)	$12.8	$0.2	$27.7	Product and distribution costs
Cross-currency swaps	—	0.9	—	0.8	Interest income and other, net
Dairy	—	(1.1)	—	1.4	Product and distribution costs
Foreign currency - other	10.0	57.0	6.7	8.8	Licensed stores revenue
			1.6	1.7	Product and distribution costs
Interest rates	—	—	(1.2)	(1.0)	Interest expense
Net Investment Hedges:
Cross-currency swaps (1)	55.4	207.5	26.7	27.7	Interest expense
(1) Gains and losses recognized in earnings relate to components excluded from the assessment of effectiveness.
Pre-tax gains and losses on non-designated derivatives and designated fair value hedging instruments and the related fair value hedged item recognized in earnings (in millions):

		Gains/(Losses) Recognized in Earnings
	Location of gain/(loss) recognized in earnings	Quarter Ended
		Dec 28, 2025	Dec 29, 2024
Non-Designated Derivatives:
Dairy	Interest income and other, net	$—	$0.1
Foreign currency - other	Interest income and other, net	1.9	8.9
Diesel fuel and other commodities	Interest income and other, net	—	(0.1)
Fair Value Hedges:
Interest rate swaps	Interest expense	(0.3)	(13.1)
Long-term debt (hedged item)	Interest expense	(1.5)	10.6

Notional amounts of outstanding derivative contracts (in millions):

	Dec 28, 2025	Sep 28, 2025
Coffee	$205	$387
Cross-currency swaps	4,197	4,197
Diesel fuel and other commodities	—	2
Foreign currency - other	874	930
Interest rate swaps	350	350
Fair value of outstanding derivative contracts (in millions) including the location of the asset and/or liability on the consolidated balance sheets:

		Derivative Assets
	Balance Sheet Location	Dec 28, 2025	Sep 28, 2025
Designated Derivative Instruments(1):
Cross-currency swaps	Other long-term assets	349.5	271.9
Foreign currency - other	Prepaid expenses and other current assets	15.9	13.0
	Other long-term assets	9.8	6.7
Non-designated Derivative Instruments:
Diesel fuel and other commodities	Prepaid expenses and other current assets	—	0.1
Foreign currency	Prepaid expenses and other current assets	0.8	2.7
		Derivative Liabilities
	Balance Sheet Location	Dec 28, 2025	Sep 28, 2025
Designated Derivative Instruments:
Cross-currency swaps	Accrued liabilities	$40.6	$5.8
	Other long-term liabilities	17.5	3.5
Foreign currency - other	Accrued liabilities	1.2	0.2
	Other long-term liabilities	1.0	0.2
Interest rate swaps	Other long-term liabilities	17.3	17.0
Non-designated Derivative Instruments:
Foreign currency	Accrued liabilities	2.0	1.1
	Other long-term liabilities	—	0.2
(1) We also hold cash and cash equivalents from various settled-to-market exchange traded futures related to coffee hedging.
The following amounts were recorded on the consolidated balance sheets related to fixed-to-floating interest rate swaps designated in fair value hedging relationships (in millions):

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount
	Dec 28, 2025	Sep 28, 2025	Dec 28, 2025	Sep 28, 2025
Location on the balance sheet
Long-term debt	$335.6	$334.1	$(14.4)	$(15.9)
Additional disclosures related to cash flow gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 11, Equity.

Note 4: Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at December 28, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,413.4	$3,413.4	$—	$—
Short-term investments:
Available-for-sale debt securities:
Corporate debt securities	55.0	—	42.9	12.1
Mortgage and other asset-backed securities	0.3	—	0.3	—
State and local government obligations	1.1	—	1.1	—
U.S. government treasury securities	28.9	28.9	—	—
Total available-for-sale debt securities	85.3	28.9	44.3	12.1
Marketable equity securities	99.6	99.6	—	—
Total short-term investments	184.9	128.5	44.3	12.1
Prepaid expenses and other current assets:
Derivative assets	16.7	—	16.7	—
Long-term investments:
Available-for-sale debt securities:
Corporate debt securities	137.9	—	110.5	27.4
Mortgage and other asset-backed securities	74.2	—	74.2	—
State and local government obligations	2.7	—	2.7	—
U.S. government treasury securities	73.5	73.5	—	—
Total available-for-sale debt securities	288.3	73.5	187.4	27.4
Total long-term investments	288.3	73.5	187.4	27.4
Other long-term assets:
Derivative assets	359.3	—	359.3	—
Total assets	$4,262.6	$3,615.4	$607.7	$39.5
Liabilities:
Accrued liabilities:
Derivative liabilities	43.8	—	43.8	—
Other long-term liabilities:
Derivative liabilities	35.9	—	35.9	—
Total liabilities	$79.7	$—	$79.7	$—

		Fair Value Measurements at Reporting Date Using
	Balance at September 28, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,219.8	$3,219.8	$—	$—
Short-term investments:
Available-for-sale debt securities:
Corporate debt securities	67.8	—	55.9	11.9
Mortgage and other asset-backed securities	0.4	—	0.4	—
State and local government obligations	1.1	—	1.1	—
U.S. government treasury securities	82.6	82.6	—	—
Total available-for-sale debt securities	151.9	82.6	57.4	11.9
Marketable equity securities	95.3	95.3	—	—
Total short-term investments	247.2	177.9	57.4	11.9
Prepaid expenses and other current assets:
Derivative assets	15.9	—	15.9	—
Long-term investments:
Available-for-sale debt securities:
Corporate debt securities	132.2	—	105.5	26.7
Mortgage and other asset-backed securities	75.7	—	75.7	—
State and local government obligations	2.7	—	2.7	—
U.S. government treasury securities	36.3	36.3	—	—
Total available-for-sale debt securities	246.9	36.3	183.9	26.7
Total long-term investments	246.9	36.3	183.9	26.7
Other long-term assets:
Derivative assets	278.6	—	278.6	—
Total assets	$4,008.4	$3,434.0	$535.8	$38.6
Liabilities:
Accrued liabilities:
Derivative liabilities	7.1	—	7.1	—
Other long-term liabilities:
Derivative liabilities	20.9	—	20.9	—
Total liabilities	$28.0	$—	$28.0	$—
There were no material transfers between levels, and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Gross unrealized holding gains and losses on available-for-sale debt securities, structured deposits, and marketable equity securities were not material as of December 28, 2025 and September 28, 2025.
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
The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 8, Debt. There were no material fair value adjustments during the quarters ended December 28, 2025 and December 29, 2024.

Note 5: Inventories (in millions):

	Dec 28, 2025 (2)	Sep 28, 2025
Coffee:
Unroasted	$990.6	$911.2
Roasted	350.5	342.0
Other merchandise held for sale (1)	335.4	399.7
Packaging and other supplies	437.9	532.7
Total	$2,114.4	$2,185.6
(1)“Other merchandise held for sale” includes, among other items, food, serveware, and tea. Inventory levels vary due to seasonality, commodity market supply, and price fluctuations.
(2)The fiscal year 2026 balances exclude Starbucks retail operations in China that were classified as held for sale.
As of December 28, 2025, we had committed to purchasing green coffee totaling $382 million under fixed-price contracts and an estimated $879 million under price-to-be-fixed contracts. A portion of our price-to-be-fixed contracts are effectively fixed through the use of futures. See Note 3, Derivative Financial Instruments, for further discussion. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base “C” coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on established relationships with our suppliers and continuous monitoring, the risk of non-delivery on these purchase commitments is remote.
Note 6: Supplemental Balance Sheet and Statement of Earnings Information (in millions):
Property, Plant and Equipment, net

	Dec 28, 2025 (1)	Sep 28, 2025
Land	$55.0	$54.9
Buildings	670.4	673.7
Leasehold improvements	10,399.2	11,762.4
Store equipment	3,411.4	3,963.6
Roasting equipment	970.8	982.2
Capitalized software	1,027.8	1,177.7
Furniture, fixtures and other	736.6	893.9
Work in progress	309.1	334.3
Property, plant and equipment, gross	17,580.3	19,842.7
Accumulated depreciation	(10,180.8)	(11,349.2)
Property, plant and equipment, net	$7,399.5	$8,493.5
(1)The fiscal year 2026 balances exclude Starbucks retail operations in China that were classified as held for sale.
Accrued Liabilities

	Dec 28, 2025 (1)	Sep 28, 2025
Accrued occupancy costs	$59.6	$89.5
Accrued dividends payable	706.2	704.8
Accrued capital and other operating expenditures	861.6	897.0
Insurance reserves	335.5	282.3
Income taxes payable	127.5	150.3
Accrued business taxes	243.9	235.8
Total accrued liabilities	$2,334.3	$2,359.7
(1)The fiscal year 2026 balances exclude Starbucks retail operations in China that were classified as held for sale.

Store Operating Expenses

	Quarter Ended
	Dec 28, 2025	Dec 29, 2024
Wages and benefits	$2,658.7	$2,389.1
Occupancy costs	804.8	802.1
Other expenses	1,088.8	1,011.8
Total store operating expenses	$4,552.3	$4,203.0
Note 7: Other Intangible Assets and Goodwill
Indefinite-Lived Intangible Assets

(in millions)	Dec 28, 2025	Sep 28, 2025
Trade names, trademarks and patents	$79.5	$79.5

Finite-Lived Intangible Assets

	Dec 28, 2025			Sep 28, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and reacquired rights (1)	$319.0	$(239.8)	$79.2	$1,053.9	$(974.9)	$79.0
Acquired trade secrets and processes	27.6	(27.6)	—	27.6	(27.6)	—
Trade names, trademarks and patents	132.0	(123.5)	8.5	131.2	(122.9)	8.3
Licensing agreements	12.5	(12.5)	—	13.0	(13.0)	—
Other finite-lived intangible assets	2.3	(2.3)	—	20.5	(20.5)	—
Total finite-lived intangible assets	$493.4	$(405.7)	$87.7	$1,246.2	$(1,158.9)	$87.3
(1)The decrease in acquired and reacquired rights was a result of Starbucks retail operations in China being classified as held for sale.
Amortization expense for finite-lived intangible assets was $1.5 million for the quarter ended December 28, 2025 and $5.6 million for the quarter ended December 29, 2024, respectively.
Estimated future amortization expense as of December 28, 2025 (in millions):

Fiscal Year	Total
2026 (excluding the quarter ended December 28, 2025)	$4.7
2027	6.0
2028	5.4
2029	5.0
2030	4.8
Thereafter	61.8
Total estimated future amortization expense	$87.7

Goodwill
Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	North America	International	Channel Development	Corporate and Other	Total
Goodwill balance at September 28, 2025	$490.6	$2,842.6	$34.7	$1.0	$3,368.9
Planned divestiture (1)	—	(2,073.1)	—	—	(2,073.1)
Other (2)	0.5	14.8	—	—	15.3
Goodwill balance at December 28, 2025	$491.1	$784.3	$34.7	$1.0	$1,311.1
(1)The decrease in the International segment was a result of Starbucks retail operations in China being classified as held for sale.
(2)“Other” consists of changes in the goodwill balance resulting from foreign currency translation.
Note 8: Debt
Revolving Credit Facility
Our $3.0 billion unsecured five-year revolving credit facility (the “2025 credit facility”), of which $150.0 million may be used for issuances of letters of credit, is currently set to mature on June 13, 2030. The 2025 credit facility is available for working capital, capital expenditures, and other general corporate purposes, including acquisitions and share repurchases. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $1.0 billion.
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
The 2025 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of December 28, 2025, we were in compliance with all applicable covenants. No amounts were outstanding under our 2025 credit facility as of December 28, 2025 or September 28, 2025.
Short-term Debt
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our 2025 credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures, and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock, and share repurchases. We had no borrowings outstanding under our commercial paper program as of December 28, 2025 and September 28, 2025. Our total available contractual borrowing capacity for general corporate purposes was $3.0 billion as of the end of our first quarter of fiscal 2026.
Additionally, we hold the following Japanese yen-denominated credit facilities that are available for working capital needs and capital expenditures within our Japanese market:
•A ¥5.0 billion, or $32.1 million, credit facility is currently set to mature on December 30, 2026. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on Tokyo Interbank Offered Rate (“TIBOR”) plus an applicable margin of 0.400%.
•A ¥10.0 billion, or $64.2 million, credit facility is currently set to mature on March 27, 2026. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.300%.
As of December 28, 2025 and September 28, 2025, we had no borrowings outstanding under these credit facilities.

Long-term Debt
Components of long-term debt including the associated interest rates and related estimated fair values by calendar maturity (in millions, except interest rates):

	Dec 28, 2025		Sep 28, 2025		Stated Interest Rate	Effective Interest Rate(1)
Issuance	Amount	Estimated Fair Value	Amount	Estimated Fair Value
February 2026 notes	$1,000.0	$1,000.7	$1,000.0	$1,001.7	4.750%	4.788%
June 2026 notes	500.0	496.4	500.0	494.0	2.450%	2.511%
February 2027 notes	1,000.0	1,009.1	1,000.0	1,009.8	4.850%	4.958%
March 2027 notes	500.0	488.4	500.0	484.7	2.000%	2.058%
March 2028 notes	600.0	593.8	600.0	591.9	3.500%	3.529%
May 2028 notes	750.0	757.7	750.0	757.1	4.500%	4.719%
November 2028 notes	750.0	749.9	750.0	747.9	4.000%	3.958%
August 2029 notes(2)	1,000.0	983.0	1,000.0	978.5	3.550%	3.840%
March 2030 notes	750.0	691.8	750.0	687.8	2.250%	3.084%
May 2030 notes	500.0	510.8	500.0	510.2	4.800%	4.932%
November 2030 notes	1,250.0	1,155.0	1,250.0	1,145.9	2.550%	2.582%
February 2031 notes	500.0	515.6	500.0	514.2	4.900%	5.046%
February 2032 notes	1,000.0	924.1	1,000.0	918.1	3.000%	3.155%
February 2033 notes	500.0	508.3	500.0	505.7	4.800%	3.798%
February 2034 notes	500.0	511.9	500.0	509.9	5.000%	5.127%
May 2035 notes	500.0	521.1	500.0	516.6	5.400%	5.510%
June 2045 notes	350.0	292.6	350.0	292.1	4.300%	4.348%
December 2047 notes	500.0	376.9	500.0	378.0	3.750%	3.765%
November 2048 notes	1,000.0	838.1	1,000.0	849.6	4.500%	4.504%
August 2049 notes	1,000.0	831.1	1,000.0	839.5	4.450%	4.447%
March 2050 notes	500.0	343.3	500.0	346.0	3.350%	3.362%
November 2050 notes	1,250.0	884.0	1,250.0	889.0	3.500%	3.528%
Total	16,200.0	14,983.6	16,200.0	14,968.2
Aggregate debt issuance costs and unamortized premium/(discount), net	(105.2)		(109.3)
Hedge accounting fair value adjustment (2)	(14.4)		(15.9)
Total	$16,080.4		$16,074.8
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

The following table summarizes our long-term debt maturities as of December 28, 2025 by fiscal year (in millions):

Fiscal Year	Total
2026 (excluding the quarter ended December 28, 2025)	$1,500.0
2027	1,500.0
2028	1,350.0
2029	1,750.0
2030	1,250.0
Thereafter	8,850.0
Total	$16,200.0
Note 9: Leases
The components of lease costs (in millions):

	Quarter Ended
	Dec 28, 2025	Dec 29, 2024
Operating lease costs (1)	$491.6	$458.8
Variable lease costs	313.2	293.4
Short-term lease costs	4.8	5.5
Total lease costs	$809.6	$757.7
(1)Includes immaterial amounts of sublease income and rent concessions.
The following table includes supplemental information (in millions):

	Quarter Ended
	Dec 28, 2025	Dec 29, 2024
Cash paid related to operating lease liabilities	$523.6	$468.4
Operating lease liabilities arising from obtaining ROU assets (1)	312.6	628.7

	Dec 28, 2025	Dec 29, 2024
Weighted-average remaining operating lease term (1)	8.7 years	8.6 years
Weighted-average operating lease discount rate (1)	3.8%	3.5%
(1)The fiscal year 2026 amounts exclude Starbucks retail operations in China that were classified as held for sale and the fiscal year 2025 amounts include leases obtained in the acquisition of 23.5 Degrees Topco Limited.
Finance lease assets are recorded in property, plant and equipment, net or assets held for sale, and the corresponding lease liabilities are included in accrued liabilities or liabilities held for sale on the consolidated balance sheets. These balances were not material as of December 28, 2025 and September 28, 2025. Finance lease costs were also immaterial for the quarters ended December 28, 2025 and December 29, 2024.
Minimum future maturities of operating lease liabilities (in millions):

Fiscal Year	Total (1)
2026 (excluding the quarter ended December 28, 2025)	$1,251.9
2027	1,561.1
2028	1,400.9
2029	1,250.5
2030	1,115.9
Thereafter	4,509.1
Total lease payments	11,089.4
Less imputed interest	(1,698.9)
Total	$9,390.5

(1)Balances exclude Starbucks retail operations in China that were classified as held for sale.
As of December 28, 2025, we have entered into operating leases that have not yet commenced of $639.0 million, primarily related to real estate leases. These leases will commence between fiscal year 2026 and fiscal year 2030 with lease terms ranging from 5 to 20 years. Lease exit costs associated with our restructuring efforts primarily relate to the closure of certain Starbucks company-operated stores. Total lease exit costs of $48.9 million were recorded in restructuring and impairments on the consolidated statement of earnings in the first quarter of fiscal 2026. See Note 17, Restructuring, for further discussion.
Note 10: Deferred Revenue
Our deferred revenue primarily consists of the prepaid royalty from Nestlé, for which we have continuing performance obligations to support the Global Coffee Alliance, our unredeemed stored value card liability, and unredeemed loyalty points (“Stars”) associated with our loyalty program.
As of December 28, 2025 and September 28, 2025, the current and long-term deferred revenue related to the Nestlé up-front payment was $177.0 million and $5.6 billion, respectively. During each of the quarters ended December 28, 2025 and December 29, 2024, we recognized $44.1 million of prepaid royalty revenue related to Nestlé.
Changes in our deferred revenue balance related to our stored value cards and loyalty program (in millions):

Quarter Ended December 28, 2025	Total
Stored value cards and loyalty program at September 28, 2025	$1,751.7
Revenue deferred - card activations, card reloads and Stars earned	4,354.7
Revenue recognized - card and Stars redemptions and breakage	(3,823.6)
Other (1)	(1.3)
Planned divestiture (2)	(208.2)
Stored value cards and loyalty program at December 28, 2025 (3)	$2,073.3

Quarter Ended December 29, 2024	Total
Stored value cards and loyalty program at September 29, 2024	$1,718.7
Revenue deferred - card activations, card reloads and Stars earned	4,414.4
Revenue recognized - card and Stars redemptions and breakage	(3,892.9)
Other (1)	(27.1)
Stored value cards and loyalty program at December 29, 2024 (3)	$2,213.1
(1)“Other” primarily consists of changes in the stored value cards and loyalty program balances resulting from foreign currency translation.
(2)The decrease was a result of Starbucks retail operations in China being classified as held for sale.
(3)As of December 28, 2025 and December 29, 2024, approximately $1.9 billion and $2.1 billion, respectively, of these amounts were current.

Note 11:     Equity
Changes in AOCI by component, net of tax (in millions):

Quarter Ended	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
December 28, 2025
Net gains/(losses) in AOCI, beginning of period	$0.5	$40.9	$357.4	$(858.1)	$(459.3)
Net gains/(losses) recognized in OCI before reclassifications	0.5	(4.5)	41.4	21.2	58.6
Net (gains)/losses reclassified from AOCI to earnings	0.2	(5.5)	(20.0)	—	(25.3)
Other comprehensive income/(loss) attributable to Starbucks	0.7	(10.0)	21.4	21.2	33.3
Other comprehensive income/(loss) attributable to NCI	—	—	—	0.1	0.1
Net gains/(losses) in AOCI, end of period	$1.2	$30.9	$378.8	$(836.8)	$(425.9)

December 29, 2024
Net gains/(losses) in AOCI, beginning of period	$(2.3)	$70.5	$247.7	$(744.7)	$(428.8)
Net gains/(losses) recognized in OCI before reclassifications	(1.6)	51.5	155.1	(311.2)	(106.2)
Net (gains)/losses reclassified from AOCI to earnings	0.2	(27.8)	(20.7)	—	(48.3)
Other comprehensive income/(loss) attributable to Starbucks	(1.4)	23.7	134.4	(311.2)	(154.5)
Other comprehensive income/(loss) attributable to NCI	—	—	—	(0.3)	(0.3)
Net gains/(losses) in AOCI, end of period	$(3.7)	$94.2	$382.1	$(1,056.2)	$(583.6)
Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):

Quarter Ended
AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Dec 28, 2025	Dec 29, 2024
Gains/(losses) on available-for-sale debt securities	$(0.2)	$(0.2)	Interest income and other, net
Gains/(losses) on cash flow hedges	7.3	39.4	Please refer to Note 3, Derivative Financial Instruments for additional information.
Gains/(losses) on net investment hedges	26.7	27.7	Interest expense
	33.8	66.9	Total before tax
	(8.5)	(18.6)	Tax (expense)/benefit
	$25.3	$48.3	Net of tax

In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, we have 7.5 million shares of authorized preferred stock, none of which was outstanding as of December 28, 2025.
During the quarters ended December 28, 2025 and December 29, 2024 we made no share repurchases. As of December 28, 2025, 29.8 million shares of common stock remained available for repurchase under current authorizations.
During the first quarter of fiscal 2026, our Board of Directors approved a quarterly cash dividend to shareholders of $0.62 per share to be paid on February 27, 2026 to shareholders of record as of the close of business on February 13, 2026.
Note 12: Employee Stock Plans
As of December 28, 2025, there were 66.9 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 8.9 million shares available for issuance under our employee stock purchase plan.

Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended
	Dec 28, 2025	Dec 29, 2024
Restricted Stock Units (“RSUs”)	$126.1	$100.6
Total stock-based compensation expense	$126.1	$100.6
RSU transactions from September 28, 2025 through December 28, 2025 (in millions):

Total
Nonvested, September 28, 2025	9.0
Granted	4.2
Vested	(2.6)
Forfeited/expired	(0.1)
Nonvested, December 28, 2025	10.5
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of December 28, 2025	$452.4
Note 13: Income Taxes
The effective tax rate for the quarter ended December 28, 2025 was 61.7% compared to 23.6% for the same period in fiscal 2025. The increase was primarily due to the $266 million discrete impact of changes in indefinite reinvestment assertions as a result of classifying our Starbucks retail operations in China as held for sale in the first quarter of fiscal 2026 (approximately 3,500 basis points) and lapping the discrete impact of a tax status change for a certain foreign entity in the first quarter of fiscal 2025 (300 basis points).
Note 14: Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended
	Dec 28, 2025	Dec 29, 2024
Net earnings attributable to Starbucks	$293.3	$780.8
Weighted average common shares outstanding (for basic calculation)	1,138.0	1,134.7
Dilutive effect of outstanding common stock options and RSUs	3.9	3.7
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,141.9	1,138.4
EPS — basic	$0.26	$0.69
EPS — diluted	$0.26	$0.69
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) and unvested RSUs, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes anti-dilutive stock options or unvested RSUs, which were immaterial in the periods presented.
Note 15: Commitments and Contingencies
Legal Proceedings
Starbucks is involved in various legal proceedings arising in the ordinary course of business, including litigation matters associated with labor union organizing efforts and certain employment litigation cases that have been certified as class or collective actions, routine liability claims arising from alleged customer injuries, shareholder-related actions, and consumer fraud claims, but is not currently a party to any legal proceeding that management believes could have a material adverse effect on our consolidated financial position, results of operations, or cash flows. While we are closely monitoring the operational and financial impacts of labor union organizing efforts on our business, as of the date of this filing, we believe the risk of a material contingent loss associated with these litigation matters is remote. Refer to the Risk Factors in Part I, Item 1A of our most recently filed 10-K for further discussion of potential risks to our brand and related impacts on our financial results.
Note 16: Segment Reporting
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
Our CODM evaluates the performance of our operating segments based primarily on net revenues and operating income, which represents earnings before other income and expenses and income taxes. Financial information and forecasts are reviewed by our CODM at the segment level, and are used to evaluate performance, monitor actual results versus forecasts, and allocate resources for the consolidated entity. Our CODM does not use total assets by segment as a basis for decision making.
The accounting policies of the operating segments are the same as those described in Note 1, Summary of Significant Accounting Policies and Estimates in Part II, Item 8 of our most recently filed 10-K.
Consolidated revenue mix by product type (in millions):

	Quarter Ended
	Dec 28, 2025		Dec 29, 2024
Beverage (1)	$5,944.2	60%	$5,678.0	60%
Food (2)	1,881.2	19%	1,790.4	19%
Other (3)	2,089.7	21%	1,929.4	21%
Total	$9,915.1	100%	$9,397.8	100%
(1)“Beverage” represents sales within our company-operated stores.
(2)“Food” represents sales within our company-operated stores.
(3)“Other” primarily consists of packaged and single-serve coffees and teas, royalty and licensing revenues, beverage-related ingredients, and serveware, among other items.

Information by geographic area (in millions):

Quarter Ended	Dec 28, 2025	Dec 29, 2024
Net revenues (1):
United States	$7,244.1	$6,981.2
China	835.6	756.7
Other countries	1,835.4	1,659.9
Total	$9,915.1	$9,397.8

	Dec 28, 2025	Sep 28, 2025
Long-lived assets:
United States	$15,747.5	$15,952.7
China (2)	173.9	4,276.8
Other countries	4,284.3	4,407.9
Total	$20,205.7	$24,637.4
(1) Includes Channel Development segment and other net revenues.
(2) The fiscal year 2026 balance excludes Starbucks retail operations in China that were classified as held for sale.

No customer accounts for 10% or more of our revenues. Revenues are shown based on the geographic location of our customers. Revenues from countries other than the U.S. and China consist primarily of revenues from Japan, Canada, and the U.K., which together account for approximately 71% and 73% of net revenues from other countries for the first quarter ended December 28, 2025 and December 29, 2024, respectively.
The financial information below is presented for our reportable operating segments and Corporate and Other (in millions):

Quarter Ended	North America	International	Channel Development	Corporate and Other	Total
December 28, 2025
Total net revenues	$7,280.5	$2,064.9	$522.7	$47.0	$9,915.1
Product and distribution costs	2,135.5	748.1	352.6	37.4	3,273.6
Store operating expenses	3,785.1	767.2	—	—	4,552.3
Other operating expenses	59.8	56.8	13.8	0.8	131.2
Depreciation and amortization expenses	298.8	70.1	—	32.0	400.9
General and administrative expenses	94.3	96.0	1.2	447.3	638.8
Restructuring and impairments	40.0	43.6	0.3	4.2	88.1
Total operating expenses	6,413.5	1,781.8	367.9	521.7	9,084.9
Income from equity method investees	—	(0.4)	61.0	—	60.6
Operating income/(loss)	$867.0	$282.7	$215.8	$(474.7)	$890.8
Interest income and other, net					13.0
Interest expense					(139.0)
Earnings before income taxes					$764.8

Quarter Ended	North America	International	Channel Development	Corporate and Other	Total
December 29, 2024
Total net revenues	$7,071.9	$1,871.3	$436.3	$18.3	$9,397.8
Product and distribution costs	1,967.5	647.0	259.8	19.4	2,893.7
Store operating expenses	3,458.4	744.6	—	—	4,203.0
Other operating expenses	78.4	60.7	13.4	—	152.5
Depreciation and amortization expenses	289.0	89.1	—	29.5	407.6
General and administrative expenses	97.3	92.4	2.0	474.1	665.8
Restructuring and impairments	—	—	—	—	—
Total operating expenses	5,890.6	1,633.8	275.2	523.0	8,322.6
Income from equity method investees	—	(0.4)	46.9	—	46.5
Operating income/(loss)	$1,181.3	$237.1	$208.0	$(504.7)	$1,121.7
Interest income and other, net					27.8
Interest expense					(127.2)
Earnings before income taxes					$1,022.3
Note 17: Restructuring
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

In the fourth quarter of fiscal 2025, we announced a restructuring plan involving the closure of coffeehouses and the further transformation of our support organization, as part of the Company’s “Back to Starbucks” strategy. We assessed our existing store portfolio with respect to both whether coffeehouses had a viable path to offering the physical environment consistent with the brand and a clear path to financial performance, and we closed, or plan to close, coffeehouses that did not meet these criteria.

During the first quarter of fiscal 2026, 165 stores were closed and approximately $88.1 million was recorded to restructuring and impairments on our consolidated statement of earnings. This total consists of accelerated amortization of ROU lease assets and other lease exit costs, disposal and impairment of company-operated store assets, and employee severance, separation and other costs.

The table below presents the restructuring and impairment charges by reportable operating segment and Corporate and Other (in millions):

Quarter Ended December 28, 2025	North America	International	Channel Development	Corporate and Other	Total
Disposal and impairment of store assets	$24.8	$—	$—	$—	$24.8
Employee severance, separation and other costs	8.0	1.9	0.3	4.2	14.4
Amortization of ROU lease assets and other lease exit costs	7.2	41.7	—	—	48.9
Total Restructuring and impairment costs	$40.0	$43.6	$0.3	$4.2	$88.1

The table below presents the balance of liabilities related to the restructuring plan by major type of cost (in millions):

	Employee severance, separation and other costs	Lease exit and other related costs (1)	Total
Beginning balance at September 28, 2025	$158.9	$238.9	$397.8
Restructuring costs incurred	14.4	48.9	63.3
Cash payments	(103.3)	(43.6)	(146.9)
Planned divestiture (2)	(6.0)	(5.1)	(11.1)
Other (3)	(5.4)	—	(5.4)
Ending balance at December 28, 2025	$58.6	$239.1	$297.7
(1) The operating lease liability balance for total stores under the restructuring plan was $284.6 million as of December 28, 2025.
(2) The decrease was a result of Starbucks retail operations in China being classified as held for sale.
(3) “Other” primarily consists of updates to accrual estimates.
As of December 28, 2025, the majority of the remaining accrued employee separation costs are reflected in accrued payroll and benefits and the remaining accrued lease-related costs are reflected in the operating lease liability on the consolidated balance sheet.

The Company estimates that it will incur approximately $140 million during the remainder of fiscal 2026, primarily related to accelerated ROU lease asset amortization and other lease exit costs in our North America and International operating segments. We anticipate completion of the restructuring plan and remaining store closures within fiscal year 2026. The majority of the accrued liability balance as of December 28, 2025 relates to restructuring charges expected to be paid out by the end of fiscal year 2026.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Interim Report on Form 10-Q includes certain“forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the potential future results of Starbucks Corporation (together with its subsidiaries) that are based on our current expectations, estimates, forecasts, and projections about, among other things, our business, our results of operations, the industry in which we operate, our economic and market outlook, and the beliefs and assumptions of our management. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “continues,” “expects,” “anticipates,” “forecasts,” “estimates,” “intends,” “plans,” “seeks,” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “would,” “may,” “aims,” “intends,” or “projects,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. Our forward-looking statements, and the risks and uncertainties related thereto, include, but are not limited to, those described under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our most recently filed 10-K and 10-Q and in other reports we file with the U.S. Securities and Exchange Commission (“SEC”), as well as, among others:

• our ability to preserve, grow, and leverage our brands;
• the impact of our brand marketing, promotional, advertising, and pricing strategies, platforms, reformulations, innovations, or customer experience initiatives or investments;
• the costs and risks associated with, and the successful and timely execution and effects of, our existing and any future business opportunities, expansions, initiatives, strategies, investments, and plans, including our “Back to Starbucks” strategy and our restructuring plan;
• the costs and risks associated with, and the successful execution and effects of, strategic changes to our ownership and operating structure, including as a result of acquisitions, divestitures, other strategic transactions or entry into joint ventures, including our previously announced plans to form a joint venture with respect to Starbucks retail operations in China;
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
• the potential negative effects of food or beverage safety incidents, or product recalls, and any perceived association with such incidents;
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
• the impact of unfavorable macroeconomic conditions and other factors, including economic slowdowns or recessions, rising real estate costs, supply chain disruptions, climate change and extreme weather events, inflation and interest rate fluctuations, government shutdowns, labor unrest, geopolitical instability, disruptions in credit markets and foreign current exchange rate volatility;
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

In addition, many of the foregoing risks and uncertainties are, or could be, exacerbated by any worsening of the global business and economic environment, and new risks periodically emerge. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. We are under no obligation to update or alter any forward-looking statements, whether as a result of new information, future events, or otherwise.
This information should be read in conjunction with the unaudited consolidated financial statements and the notes included in Item 1 of Part I of this 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in the 10-K.

Introduction and Overview
Starbucks is the premier roaster, marketer, and retailer of specialty coffee globally, with a presence in 90 markets worldwide. As of December 28, 2025, Starbucks had more than 41,000 company-operated and licensed stores, an increase of 1% from the prior year. Additionally, we sell a variety of consumer-packaged goods, primarily through the Global Coffee Alliance established with Nestlé and other partnerships and joint ventures.
We have three reportable operating segments: 1) North America, which is inclusive of the U.S. and Canada; 2) International, which is inclusive of China, Japan, Asia Pacific, Europe, Middle East, Africa, Latin America, and the Caribbean; and 3) Channel Development. Unallocated corporate expenses are reported within Corporate and Other.
We believe our financial results and long-term growth model will continue to be driven by new store openings, comparable store sales, and operating margin management, underpinned by disciplined capital allocation. Comparable store sales includes company-operated stores open 13 months or longer, and exclude the effects of foreign currency exchange rates. Stores that are temporarily closed for fewer than three weeks or operating at reduced hours remain in comparable store sales while permanent store closures are removed in the month following closure. We analyze comparable store sales on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements. Throughout this MD&A, we commonly discuss the following key operating metrics, which we believe are useful to investors because management uses these metrics to assess the growth of our business and the effectiveness of our marketing and operational strategies:
•New store openings and store count
•Comparable store sales
•Operating margin
Our fiscal year ends on the Sunday closest to September 30. Fiscal 2026 and 2025 include 52 weeks. All references to store counts, including data for new store openings, are reported net of store closures, unless otherwise noted.
Starbucks results for the first quarter of fiscal 2026 showed continued progress and momentum on key “Back to Starbucks” initiatives, as demonstrated through meaningful revenue growth. These investments included implementing the Green Apron Service standard to improve the coffeehouse experience, engaging consumer marketing, and on-trend menu innovation, all of which deliver greater connection and value for customers. During the first quarter of fiscal 2026, consolidated net revenues increased 6% to $9.9 billion compared to $9.4 billion in the first quarter of fiscal 2025, primarily due to a 4% increase in global comparable store sales, driven by a 4% increase in the U.S. market and a 5% increase internationally. Also contributing to the increase were incremental revenues from net new company-operated store openings over the past 12 months, and an increase in revenue from the Global Coffee Alliance. Specific to the U.S. market, the increase in comparable store sales was driven by a 3% increase in comparable transactions and a 1% increase in average ticket, primarily driven by an increase in customer beverage modifications in the current year. Consolidated operating margin contracted 290 basis points from the prior year to 9.0%, primarily driven by labor investments in support of “Back to Starbucks,” and inflationary pressures, largely driven by elevated coffee pricing and tariffs.
In support of our “Back to Starbucks” strategy, we continued to close stores that did not demonstrate a viable path to profitability, or meet our standards of delivering a warm, welcoming space for our customers and partners. Our store closures in North America were substantially completed in fiscal 2025, and the majority of International store closures were completed in the first quarter of fiscal 2026. With a healthier base of coffeehouses, we expect meaningful opportunity for disciplined growth. We anticipate that these actions, along with our simplified broader support organization, will allow us to restructure, redeploy, and refocus our resources on priorities that we believe will deliver long-term sustainable business growth.
In November, we announced that the Company entered into an agreement to form a joint venture with Boyu Capital to operate Starbucks retail in China (the “disposal group”), marking a significant milestone in the Company’s ongoing transformation and underscoring its commitment to accelerating long-term growth in one of the Company’s most important and fastest-growing global markets. During the first quarter of fiscal 2026, we classified the assets and liabilities of the disposal group as held for sale on the consolidated balance sheets, which required us to cease property, plant, and equipment depreciation and operating lease ROU asset amortization of the related long-lived assets, resulting in reduced depreciation and amortization and store operating expenses. We also changed our indefinite reinvestment assertions upon classification as held for sale resulting in an increase in our income tax expense.
As the fiscal year progresses, we will continue to refine and execute our “Back to Starbucks” initiatives to continue topline momentum and build sales leverage while investing in our cafes and customer experience, delivering seamless digital experiences, improving our supply chain, and enabling technological efficiencies. We expect certain macroeconomic pressures to alleviate in the second half of the fiscal year, including impacts on product and distribution costs from tariffs and elevated coffee pricing. Further, we look forward to working with our new strategic joint venture partner, Boyu Capital, to expand into more cities across China, deliver exceptional coffee experiences, create new career opportunities for partners, and strengthen Starbucks position as a global brand for long-term growth. Given the held-for-sale classification of the retail operations assets in China, we expect reduced depreciation and amortization, and store operating expenses, through the close of the transaction with Boyu Capital, which is expected in early calendar year 2026. Upon closing, under the equity method of accounting, we will transition from recording revenues and expenses of the disposal group to recording our share of income from the joint venture, recognized as income from equity investees. We currently plan to use our transaction proceeds for debt reduction, strengthening our balance sheet and allowing us to execute our long-term growth strategy with greater financial flexibility. While we believe we are making the right strategic investments to improve our operating foundations, these investments will take time to flow through to sustainable earnings growth, and we will continue to test, learn, and refine our approach to deliver the best of Starbucks to drive durable, profitable, long-term growth.
Results of Operations (in millions)
Revenues

	Quarter Ended
	Dec 28, 2025	Dec 29, 2024	$ Change	% Change
Company-operated stores	$8,188.0	$7,785.3	$402.7	5.2%
Licensed stores	1,130.4	1,135.7	(5.3)	(0.5)
Other	596.7	476.8	119.9	25.1
Total net revenues	$9,915.1	$9,397.8	$517.3	5.5%
For the quarter ended December 28, 2025 compared with the quarter ended December 29, 2024
Total net revenues for the first quarter of fiscal 2026 increased $517 million, primarily due to higher revenues from company-operated stores ($403 million) and other revenues ($120 million).
Company-operated store revenue increased $403 million, primarily driven by a 4% increase in comparable store sales ($293 million), attributable to a 3% increase in comparable transactions and a 1% increase in average ticket. Also contributing to the overall increase in company-operated store revenue were incremental revenues from 198 net new company-operated stores, representing a 1% increase, over the past 12 months ($103 million).
Licensed stores revenue decreased $5 million, primarily driven by lower product sales to, and royalty revenues from, our licensees in our North America segment ($41 million), and lower equipment sales to our licensees globally ($21 million). These decreases in licensed stores revenue were partially offset by an increase in product sales to, and royalty revenues from, our licensees in our International segment ($58 million).
Other revenues increased $120 million, primarily due to an increase in revenue in the Global Coffee Alliance ($73 million) and increased sales of cocoa butter to third parties ($29 million).

Operating Expenses

	Quarter Ended
	Dec 28, 2025	Dec 29, 2024	$ Change	Dec 28, 2025	Dec 29, 2024
				As a % of Total Net Revenues
Product and distribution costs	$3,273.6	$2,893.7	$379.9	33.0%	30.8%
Store operating expenses	4,552.3	4,203.0	349.3	45.9	44.7
Other operating expenses	131.2	152.5	(21.3)	1.3	1.6
Depreciation and amortization expenses	400.9	407.6	(6.7)	4.0	4.3
General and administrative expenses	638.8	665.8	(27.0)	6.4	7.1
Restructuring and impairments	88.1	—	88.1	0.9	—
Total operating expenses	9,084.9	8,322.6	762.3	91.6	88.6
Income from equity investees	60.6	46.5	14.1	0.6	0.5
Operating income	$890.8	$1,121.7	$(230.9)	9.0%	11.9%
Store operating expenses as a % of company-operated stores revenue				55.6%	54.0%

For the quarter ended December 28, 2025 compared with the quarter ended December 29, 2024
Product and distribution costs as a percentage of total net revenues increased 220 basis points for the first quarter of fiscal 2026, largely due to inflationary pressures (approximately 140 basis points), primarily driven by elevated coffee pricing and tariffs.
Store operating expenses as a percentage of total net revenues increased 120 basis points for the first quarter of fiscal 2026. Store operating expenses as a percentage of company-operated stores revenue increased 160 basis points, primarily due to labor investments in support of “Back to Starbucks” (approximately 230 basis points).
Other operating expenses decreased $21 million, primarily due to savings from simplifying our licensed business support organization ($15 million).
Depreciation and amortization expenses as a percentage of total net revenues decreased 30 basis points, primarily as a result of ceasing depreciation upon classifying our Starbucks retail operations in China as held for sale.
General and administrative expenses decreased $27 million, largely due to restructuring related savings ($66 million), partially offset by transaction-related expenses related to the strategic partnership with Boyu Capital to operate Starbucks retail in China ($20 million).
Restructuring and impairments was $88 million, largely due to costs associated with the closure of coffeehouses and simplification of our support organization. See Note 17, Restructuring, to the consolidated financial statements included in Item 1 of Part I of this 10-Q, for further discussion.
Income from equity investees increased $14 million, primarily due to higher income from our North American Coffee Partnership joint venture.
The combination of these changes resulted in an overall decrease in operating margin of 290 basis points for the first quarter of fiscal 2026.

Other Income and Expenses

	Quarter Ended
	Dec 28, 2025	Dec 29, 2024	$ Change	Dec 28, 2025	Dec 29, 2024
				As a % of Total Net Revenues
Operating income	$890.8	$1,121.7	$(230.9)	9.0%	11.9%
Interest income and other, net	13.0	27.8	(14.8)	0.1	0.3
Interest expense	(139.0)	(127.2)	(11.8)	(1.4)	(1.4)
Earnings before income taxes	764.8	1,022.3	(257.5)	7.7	10.9
Income tax expense	471.6	241.4	230.2	4.8%	2.6%
Net earnings including noncontrolling interests	293.2	780.9	(487.7)	3.0	8.3
Net earnings/(loss) attributable to noncontrolling interests	(0.1)	0.1	(0.2)	—	—
Net earnings attributable to Starbucks	$293.3	$780.8	$(487.5)	3.0%	8.3%
Effective tax rate including noncontrolling interests				61.7%	23.6%
For the quarter ended December 28, 2025 compared with the quarter ended December 29, 2024
Interest income and other, net decreased $14.8 million, primarily due to unfavorable investment performance and non-core investment impairments.
Interest expense increased $11.8 million, primarily due to a higher debt balance and higher interest rates on refinanced long-term debt in the current year.
The effective tax rate for the quarter ended December 28, 2025 was 61.7% compared to 23.6% for the same period in fiscal 2025. The increase was primarily due to the $266 million discrete impact of changes in indefinite reinvestment assertions as a result of classifying Starbucks retail operations in China as held for sale in the first quarter of fiscal 2026 (approximately 3,500 basis points) and lapping the discrete impact of a tax status change for a certain foreign entity in the first quarter of fiscal 2025 (300 basis points).

Segment Information
Results of operations by segment (in millions):
North America

	Quarter Ended
	Dec 28, 2025	Dec 29, 2024	$ Change	Dec 28, 2025	Dec 29, 2024
				As a % of North America Total Net Revenues
Net revenues:
Company-operated stores	$6,635.5	$6,367.9	$267.6	91.1%	90.0%
Licensed stores	643.2	702.7	(59.5)	8.8	9.9
Other	1.8	1.3	0.5	0.0	0.0
Total net revenues	7,280.5	7,071.9	208.6	100.0	100.0
Product and distribution costs	2,135.5	1,967.5	168.0	29.3	27.8
Store operating expenses	3,785.1	3,458.4	326.7	52.0	48.9
Other operating expenses	59.8	78.4	(18.6)	0.8	1.1
Depreciation and amortization expenses	298.8	289.0	9.8	4.1	4.1
General and administrative expenses	94.3	97.3	(3.0)	1.3	1.4
Restructuring and impairments	40.0	—	40.0	0.5	—
Total operating expenses	6,413.5	5,890.6	522.9	88.1	83.3
Operating income	$867.0	$1,181.3	$(314.3)	11.9%	16.7%
Store operating expenses as a % of company-operated stores revenue				57.0%	54.3%

For the quarter ended December 28, 2025 compared with the quarter ended December 29, 2024
Revenues
North America total net revenues for the first quarter of fiscal 2026 increased $209 million, or 3%, primarily driven by an increase in company-operated store revenue due to a 4% increase in comparable store sales ($222 million), driven by a 3% increase in comparable transactions and a 1% increase in average ticket.
Operating Margin
North America operating income for the first quarter of fiscal 2026 decreased 27% to $867 million, compared to $1.2 billion in the first quarter of fiscal 2025. Operating margin contracted 480 basis points to 11.9%, primarily driven by labor investments in support of “Back to Starbucks,” (approximately 260 basis points) and inflationary pressures (approximately 150 basis points), primarily driven by tariffs and elevated coffee pricing.

International

	Quarter Ended
	Dec 28, 2025	Dec 29, 2024	$ Change	Dec 28, 2025	Dec 29, 2024
				As a % of International Total Net Revenues
Net revenues:
Company-operated stores	$1,552.5	$1,417.4	$135.1	75.2%	75.7%
Licensed stores	487.2	433.0	54.2	23.6	23.1
Other	25.2	20.9	4.3	1.2	1.1
Total net revenues	2,064.9	1,871.3	193.6	100.0	100.0
Product and distribution costs	748.1	647.0	101.1	36.2	34.6
Store operating expenses	767.2	744.6	22.6	37.2	39.8
Other operating expenses	56.8	60.7	(3.9)	2.8	3.2
Depreciation and amortization expenses	70.1	89.1	(19.0)	3.4	4.8
General and administrative expenses	96.0	92.4	3.6	4.6	4.9
Restructuring and impairments	43.6	—	43.6	2.1	—
Total operating expenses	1,781.8	1,633.8	148.0	86.3	87.3
Income/(loss) from equity investees	(0.4)	(0.4)	—	0.0	0.0
Operating income	$282.7	$237.1	$45.6	13.7%	12.7%
Store operating expenses as a % of company-operated stores revenue				49.4%	52.5%
For the quarter ended December 28, 2025 compared with the quarter ended December 29, 2024
Revenues
International total net revenues for the first quarter of fiscal 2026 increased $194 million, or 10%, primarily driven by an increase in company-operated store revenue due to a 5% increase in comparable store sales ($72 million), driven by a 3% increase in comparable transactions and a 2% increase in average ticket, and higher product sales to, and royalty revenues from, our licensees ($58 million), primarily due to the opening of 357 net new licensed stores over the past 12 months. Also contributing to the increase in revenue was net new company-operated store growth of 4%, or 362 stores, over the past 12 months ($51 million).
Operating Margin
International operating income for the first quarter of fiscal 2026 increased 19% to $283 million, compared to $237 million in the first quarter of fiscal 2025. Operating margin expanded 100 basis points to 13.7%, primarily due to sales leverage (approximately 360 basis points), and lower store operating and depreciation and amortization costs after classifying assets for Starbucks retail operations in China as held for sale (approximately 200 basis points), partially offset by restructuring costs associated with the closure of coffeehouses (approximately 210 basis points) and inflationary pressures (approximately 190 basis points), primarily driven by elevated coffee pricing.

Channel Development

	Quarter Ended
	Dec 28, 2025	Dec 29, 2024	$ Change	Dec 28, 2025	Dec 29, 2024
				As a % of Channel Development Total Net Revenues
Net revenues	$522.7	$436.3	$86.4
Product and distribution costs	352.6	259.8	92.8	67.5%	59.5%
Other operating expenses	13.8	13.4	0.4	2.6	3.1
General and administrative expenses	1.2	2.0	(0.8)	0.2	0.5
Restructuring and impairments	0.3	—	0.3	0.1	—
Total operating expenses	367.9	275.2	92.7	70.4	63.1
Income from equity investees	61.0	46.9	14.1	11.7	10.7
Operating income	$215.8	$208.0	$7.8	41.3%	47.7%
For the quarter ended December 28, 2025 compared with the quarter ended December 29, 2024
Revenues
Channel Development total net revenues for the first quarter of fiscal 2026 increased $86 million, or 20%, primarily due to an increase in revenue in the Global Coffee Alliance ($73 million) and higher revenue in our global ready-to-drink business ($11 million).
Operating Margin
Channel Development operating income for the first quarter of fiscal 2026 increased 4% to $216 million, compared to $208 million in the first quarter of fiscal 2025. Operating margin contracted 640 basis points to 41.3%, primarily driven by mix shift (approximately 440 basis points), and higher global product costs (approximately 370 basis points), partially offset by an increase in our North American Coffee Partnership joint venture income (approximately 100 basis points).

Corporate and Other

	Quarter Ended
	Dec 28, 2025	Dec 29, 2024	$ Change	% Change
Net revenues:
Other	$47.0	$18.3	$28.7	156.8%
Total net revenues	47.0	18.3	28.7	156.8
Product and distribution costs	37.4	19.4	18.0	92.8
Other operating expenses	0.8	—	0.8	nm
Depreciation and amortization expenses	32.0	29.5	2.5	8.5
General and administrative expenses	447.3	474.1	(26.8)	(5.7)
Restructuring and impairments	4.2	—	4.2	nm
Total operating expenses	521.7	523.0	(1.3)	(0.2)
Operating loss	$(474.7)	$(504.7)	$30.0	(5.9)%
Corporate and Other primarily consists of our unallocated corporate expenses and sales of cocoa butter to third parties. Unallocated corporate expenses include corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments.
For the quarter ended December 28, 2025 compared with the quarter ended December 29, 2024
Corporate and Other operating loss decreased 6% to $475 million for the first quarter of fiscal 2026 compared to $505 million for the first quarter of fiscal 2025, largely due to restructuring related savings ($62 million), partially offset by transaction-related expenses related to the strategic partnership with Boyu Capital to operate Starbucks retail in China ($20 million).

Quarterly Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) and transferred during the period (1)
	Quarter Ended		Stores open as of
	Dec 28, 2025	Dec 29, 2024	Dec 28, 2025	Dec 29, 2024
North America
Company-operated stores	60	81	11,078	11,242
Licensed stores	(11)	32	7,282	7,295
Total North America	49	113	18,360	18,537
International
Company-operated stores(2)	(51)	226	10,445	10,083
Licensed stores(2)	130	38	12,313	11,956
Total International	79	264	22,758	22,039
Total Company	128	377	41,118	40,576
(1)Includes 165 stores closed in the first quarter of fiscal 2026 as part of our “Back to Starbucks” restructuring plan.
(2)Includes the conversion of 113 licensed stores to company-operated stores following the acquisition of 23.5 Degrees Topco Limited during the first quarter of fiscal 2025.

Financial Condition, Liquidity, and Capital Resources
Cash and Investment Overview
Our cash and investments were $3.9 billion as of December 28, 2025 and $3.7 billion as of September 28, 2025. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, fund acquisitions, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate debt securities and U.S. government treasury securities, as well as principal-protected structured deposits. As of December 28, 2025, approximately $1.3 billion of cash and short-term investments were held in foreign subsidiaries, excluding cash balances for Starbucks retail operations in China that were classified as held for sale.
Borrowing Capacity
Credit Facilities and Commercial Paper
Revolving Credit Facility
Our $3.0 billion unsecured five-year revolving credit facility (the “2025 credit facility”), of which $150.0 million may be used for issuances of letters of credit, is currently set to mature on June 13, 2030. The 2025 credit facility is available for working capital, capital expenditures, and other general corporate purposes, including acquisitions and share repurchases. We have the option, subject to negotiation and agreement with the related banks, to increase the maximum commitment amount by an additional $1.0 billion.
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
The 2025 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of December 28, 2025, we were in compliance with all applicable covenants. No amounts were outstanding under our 2025 credit facility as of December 28, 2025 or September 28, 2025.

Commercial Paper
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our 2025 credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures, and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock, and share repurchases. We had no borrowings outstanding under our commercial paper program as of December 28, 2025 and September 28, 2025. Our total available contractual borrowing capacity for general corporate purposes was $3.0 billion as of the end of our first quarter of fiscal 2026.
Credit Facilities in Japan
Additionally, we hold the following Japanese yen-denominated credit facilities that are available for working capital needs and capital expenditures within our Japanese market.
•A ¥5.0 billion, or $32.1 million, credit facility is currently set to mature on December 30, 2026. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.400%.
•A ¥10.0 billion, or $64.2 million, credit facility is currently set to mature on March 27, 2026. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.300%.
As of December 28, 2025 and September 28, 2025, we had no borrowings outstanding under these credit facilities.
See Note 8, Debt, to the consolidated financial statements included in Item 1 of Part I of this 10-Q for details of the components of our long-term debt.
Our ability to incur new liens and conduct sale and leaseback transactions on certain material properties is subject to compliance with terms of the indentures under which the long-term notes were issued. As of December 28, 2025, we were in compliance with all applicable covenants.
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
We believe that net future cash flows generated from operations and existing cash and investments both domestically and internationally, combined with our ability to leverage our balance sheet through the issuance of debt, will be sufficient to finance capital requirements for our core businesses as well as shareholder distributions for at least the next 12 months. Aside from the expected proceeds from our planned divestiture of Starbucks retail operations in China, we are currently not aware of any trends or demands, commitments, events, or uncertainties that will result in, or that are reasonably likely to result in, our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months. We have borrowed funds and continue to believe we have the ability to do so at reasonable interest rates; however, additional borrowings would result in increased interest expense in the future. In this regard, we may incur additional debt, within targeted levels, as part of our plans to fund our capital programs, including cash returns to shareholders through future dividends and discretionary share repurchases, refinancing debt maturities, as well as investing in new business opportunities. If necessary, we may pursue additional sources of financing, including both short-term and long-term borrowings and debt issuances.
We regularly review our cash positions and our determination of partial indefinite reinvestment of foreign earnings. In the event we determine that all or another portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes, which could be material. Any foreign earnings that are not indefinitely reinvested may be repatriated at management’s discretion. In the first quarter of fiscal 2026, we released all of our remaining indefinite reinvestment assertions and recorded a one-time discrete tax expense of $266 million. In future periods, any foreign earnings may be repatriated at management’s discretion without any material, incremental tax consequences.

During the first quarter of fiscal 2026, our Board of Directors approved a quarterly cash dividend to shareholders of $0.62 per share to be paid on February 27, 2026 to shareholders of record as of the close of business on February 13, 2026.
During the first quarter of fiscal 2025, we made no common stock share repurchases. As of December 28, 2025, 29.8 million shares of common stock remained available for repurchase under current authorizations.
Other than normal operating expenses, cash requirements for the remainder of fiscal 2026 are expected to consist primarily of capital expenditures for investments in our new and existing stores, our supply chain, and corporate facilities. Total capital expenditures for fiscal 2026 are expected to be moderately lower than fiscal 2025.
In the MD&A included in the 10-K, we disclosed that we had $36.5 billion of current and long-term material cash requirements as of September 28, 2025. There have been no material changes to our material cash requirements during the period covered by this 10-Q outside of the normal course of our business.
Cash Flows
Cash provided by operating activities was $1.6 billion for the first quarter of fiscal 2026, compared to $2.1 billion for the same period in fiscal 2025. The change was primarily due to a decrease in net earnings of $487.7 million and a net decrease in cash flow of $269.2 million in Accounts Payable, which was primarily driven by payment timing. These impacts were partially offset by a net increase in cash flow of $317.5 million in Deferred income taxes primarily related to the change in indefinite reinvestment assertion as a result of classifying our Starbucks retail operations in China as held for sale.
Cash used in investing activities totaled $0.3 billion for the first quarter of fiscal 2026, compared to $0.9 billion for the same period in fiscal 2025. The change was primarily due to a net decrease in capital expenditures of $369.2 million driven by a reduction in retail renovations and new store investments in North America, and lapping the acquisition of 23.5 Degrees Topco Limited in the first quarter of fiscal 2025.
Cash used in financing activities for the first quarter of fiscal 2026 totaled $0.7 billion, compared to $0.8 billion for the same period in fiscal 2025, and primarily consisted of cash dividend payments in both periods.
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
Item 4. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
During the first quarter of fiscal 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (December 28, 2025).
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Shares under our ongoing share repurchase program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or through privately negotiated transactions. The timing, manner, price, and amount of repurchases will be determined at our discretion and the share repurchase program may be suspended, terminated, or modified at any time for any reason. During the first fiscal quarter ended December 28, 2025, there was no share repurchase activity.
Item 3.Defaults upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended December 28, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration	Other Material Terms	Date Terminated
Brady Brewer, chief executive officer, Starbucks International	December 11, 2024	Rule 10b5-1 Trading Arrangement	Previously Disclosed	Previously Disclosed	Previously Disclosed	December 3, 2025
	December 3, 2025	Rule 10b5-1 Trading Arrangement	Up to 22,290 shares to be sold(2)	December 31, 2026(4)(5)	N/A	N/A
Sara Kelly, executive vice president, chief partner officer	December 3, 2025	Rule 10b5-1 Trading Arrangement	Up to 4,500 shares to be sold(3)	October 30, 2026(4)(5)	N/A	N/A

(1) Except as indicated by footnote, each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the “Rule”).

(2) Mr. Brewer’s trading plan provides for the sale of up to 2,229 shares pursuant to each of ten orders, to be entered monthly from March through December 2026. Such sales are subject to limit prices of (i) $90 for 1,641 shares, and (ii) $100 for 588 shares, during the applicable good-until-cancelled period for such order.

(3) Ms. Kelly’s trading plan provides for the sale of up to 4,500 shares in three tranches pursuant to an order entered on March 5, 2026. Such sales are subject to limit prices of (i) $90 for 1,000 shares, (ii) $95 for 1,500 shares, and (iii) $105 for 2,000 shares, during the applicable good-until-cancelled period for such order.

(4) Except as indicated by footnote, each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all purchases or sales or the expiration of all of the orders relating to such trades, or (b) the date listed in the table. Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule.

(5) The arrangement also provides for automatic expiration in the event of the officer’s death, bankruptcy, or insolvency, notice from the officer or the officer’s agent of termination of the trading arrangement, or a determination by the broker that the trading arrangement has been terminated or that a breach by the officer has occurred or upon the broker’s exercise of its termination rights under the trading arrangement.

Item 6.Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	000-20322	4/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through June 25, 2025)	8-K	000-20322	6/30/2025	3.1
10.1*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Performance Based – Retirement Vesting) (Effective November 2025)	10-K	000-20322	11/14/2025	10.30
10.2*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Performance Based – No Retirement Vesting) (Effective November 2025)	10-K	000-20322	11/14/2025	10.31
10.3*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Time Based – Retirement Vesting) (Effective November 2025)	10-K	000-20322	11/14/2025	10.32
10.4*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Time Based – No Retirement Vesting) (Effective November 2025)	10-K	000-20322	11/14/2025	10.33
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—
101	The following financial statements from the Company’s 10-Q for the fiscal quarter ended December 28, 2025, formatted in iXBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements	—	—	—	—	X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	—	—	—	—	X

* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
January 28, 2026

STARBUCKS CORPORATION

By:	/s/ Cathy R. Smith
Cathy R. Smith
executive vice president, chief financial officer
Signing on behalf of the registrant and as principal financial officer