Form 10-Q
period 2026-03-29
STARBUCKS CORP
filed 2026-04-28
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 29, 2026
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

Shares Outstanding as of April 22, 2026
1,139.7 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended March 29, 2026

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data, unaudited)

	Quarter Ended		Two Quarters Ended
	Mar 29, 2026	Mar 30, 2025	Mar 29, 2026	Mar 30, 2025
Net revenues:
Company-operated stores	$7,816.4	$7,285.0	$16,004.4	$15,070.3
Licensed stores	1,088.4	1,016.0	2,218.8	2,151.7
Other	626.7	460.6	1,223.4	937.4
Total net revenues	9,531.5	8,761.6	19,446.6	18,159.4
Product and distribution costs	3,208.5	2,737.6	6,482.1	5,631.3
Store operating expenses	4,408.6	4,176.0	8,961.0	8,379.1
Other operating expenses	130.5	138.7	261.7	291.3
Depreciation and amortization expenses	363.4	418.9	764.3	826.2
General and administrative expenses	618.1	632.3	1,256.8	1,298.0
Restructuring and impairments	25.1	116.2	113.2	116.2
Total operating expenses	8,754.2	8,219.7	17,839.1	16,542.1
Income from equity investees	50.8	59.1	111.3	105.5
Operating income	828.1	601.0	1,718.8	1,722.8
Interest income and other, net	37.0	28.4	50.1	56.2
Interest expense	(137.0)	(127.3)	(276.0)	(254.5)
Earnings before income taxes	728.1	502.1	1,492.9	1,524.5
Income tax expense	217.3	118.0	688.9	359.4
Net earnings including noncontrolling interests	510.8	384.1	804.0	1,165.1
Net earnings/(loss) attributable to noncontrolling interests	(0.1)	(0.1)	(0.2)	0.1
Net earnings attributable to Starbucks	$510.9	$384.2	$804.2	$1,165.0
Earnings per share - basic	$0.45	$0.34	$0.71	$1.03
Earnings per share - diluted	$0.45	$0.34	$0.70	$1.02
Weighted average shares outstanding:
Basic	1,139.4	1,136.0	1,138.7	1,135.3
Diluted	1,143.2	1,140.0	1,142.6	1,139.2

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended		Two Quarters Ended
	Mar 29, 2026	Mar 30, 2025	Mar 29, 2026	Mar 30, 2025
Net earnings including noncontrolling interests	$510.8	$384.1	$804.0	$1,165.1
Other comprehensive income/(loss):
Unrealized holding gains/(losses) on available-for-sale debt securities	(2.8)	2.2	(2.1)	0.1
Tax (expense)/benefit	0.7	(0.5)	0.5	—
Unrealized gains/(losses) on cash flow hedging instruments	19.0	(6.6)	14.8	63.0
Tax (expense)/benefit	(4.5)	1.7	(4.8)	(16.4)
Unrealized gains/(losses) on net investment hedging instruments	8.4	13.1	63.8	220.6
Tax (expense)/benefit	(2.1)	(3.3)	(16.1)	(55.7)
Translation adjustment and other	(2.8)	90.6	18.5	(220.9)
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale securities, hedging instruments, translation adjustment, and other	(12.2)	(54.5)	(46.0)	(121.4)
Tax expense/(benefit)	4.9	11.9	13.4	30.5
Other comprehensive income/(loss), net of tax	8.6	54.6	42.0	(100.2)
Comprehensive income including noncontrolling interests	519.4	438.7	846.0	1,064.9
Comprehensive income/(loss) attributable to noncontrolling interests	—	(0.1)	—	(0.2)
Comprehensive income attributable to Starbucks	$519.4	$438.8	$846.0	$1,065.1

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data, unaudited)

	Mar 29, 2026	Sep 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,532.0	$3,219.8
Short-term investments	168.3	247.2
Accounts receivable, net	1,288.9	1,277.5
Inventories	2,157.8	2,185.6
Prepaid expenses and other current assets	368.8	452.2
Assets held for sale	5,043.4	—
Total current assets	10,559.2	7,382.3
Long-term investments	306.3	246.9
Equity investments	483.1	466.2
Property, plant and equipment, net	7,188.7	8,493.5
Operating lease, right-of-use asset	8,189.5	9,315.7
Deferred income taxes, net	1,541.8	1,826.9
Other long-term assets	817.8	752.5
Other intangible assets	176.0	166.8
Goodwill	1,295.1	3,368.9
TOTAL ASSETS	$30,557.5	$32,019.7
LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$1,674.3	$1,852.8
Accrued liabilities	2,168.0	2,359.7
Accrued payroll and benefits	793.9	1,093.9
Current portion of operating lease liability	1,301.2	1,564.5
Stored value card liability and current portion of deferred revenue	1,828.7	1,840.6
Current portion of long-term debt	1,997.7	1,498.9
Liabilities held for sale	1,685.6	—
Total current liabilities	11,449.4	10,210.4
Long-term debt	13,084.2	14,575.9
Operating lease liability	8,008.3	8,972.2
Deferred revenue	5,678.7	5,772.6
Other long-term liabilities	794.6	577.8
Total liabilities	39,015.2	40,108.9
Shareholders’ deficit:
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,139.5 and 1,136.9 shares, respectively	1.1	1.1
Additional paid-in capital	832.1	634.1
Retained deficit	(8,881.0)	(8,272.5)
Accumulated other comprehensive income/(loss)	(417.3)	(459.3)
Total shareholders’ deficit	(8,465.1)	(8,096.6)
Noncontrolling interests	7.4	7.4
Total deficit	(8,457.7)	(8,089.2)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)	$30,557.5	$32,019.7

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Two Quarters Ended
	Mar 29, 2026	Mar 30, 2025
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$804.0	$1,165.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	821.1	867.5
Deferred income taxes, net	363.0	(12.4)
Income earned from equity method investees, net	(128.0)	(115.5)
Distributions received from equity method investees	109.7	133.8
Stock-based compensation	219.3	178.3
Non-cash lease costs	675.3	811.6
Loss on disposal, impairment, and accelerated amortization of assets	138.0	82.1
Other	(2.0)	3.4
Cash provided by/(used in) changes in operating assets and liabilities:
Accounts receivable	(83.4)	17.0
Inventories	(90.4)	(281.0)
Income taxes payable	(5.9)	6.4
Accounts payable	(41.4)	339.4
Deferred revenue	103.2	65.4
Operating lease liability	(879.3)	(834.4)
Other operating assets and liabilities	(41.0)	(62.7)
Net cash provided by operating activities	1,962.2	2,364.0
INVESTING ACTIVITIES:
Purchases of investments	(105.6)	(169.4)
Sales of investments	16.4	—
Maturities and calls of investments	106.0	141.0
Additions to property, plant and equipment	(596.4)	(1,282.1)
Acquisitions, net of cash acquired	—	(177.1)
Other	(73.7)	(11.6)
Net cash used in investing activities	(653.3)	(1,499.2)
FINANCING ACTIVITIES:
Net proceeds from issuance of short-term debt	2.5	1.1
Repayments of short-term debt	—	(5.4)
Repayments of long-term debt	(1,000.0)	—
Proceeds from issuance of common stock	36.5	44.4
Cash dividends paid	(1,411.4)	(1,384.9)
Minimum tax withholdings on share-based awards	(60.2)	(76.5)
Net cash used in financing activities	(2,432.6)	(1,421.3)
Effect of exchange rate changes on cash and cash equivalents	5.9	(58.3)
Less: Net change in cash balances classified as assets held for sale	(570.0)	—
Net increase/(decrease) in cash and cash equivalents	(1,687.8)	(614.8)
CASH AND CASH EQUIVALENTS:
Beginning of period	3,219.8	3,286.2
End of period	$1,532.0	$2,671.4
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$314.4	$294.2
Income taxes	$320.5	$459.2

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
For the Quarter Ended March 29, 2026 and March 30, 2025
(in millions, except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, December 28, 2025	1,139.1	$1.1	$721.5	$(8,685.4)	$(425.9)	$(8,388.7)	$7.4	$(8,381.3)
Net earnings	—	—	—	510.9	—	510.9	(0.1)	510.8
Other comprehensive income/(loss)	—	—	—	—	8.5	8.5	0.1	8.6
Stock-based compensation expense	—	—	94.0	—	—	94.0	—	94.0
Exercise of stock options/vesting of RSUs	0.2	—	5.1	—	—	5.1	—	5.1
Sale of common stock	0.2	—	11.5	—	—	11.5	—	11.5
Cash dividends declared, $0.62 per share	—	—	—	(706.5)	—	(706.5)	—	(706.5)
Other		—	—	—	0.1	0.1	—	0.1
Balance, March 29, 2026	1,139.5	$1.1	$832.1	$(8,881.0)	$(417.3)	$(8,465.1)	$7.4	$(8,457.7)

Balance, December 29, 2024	1,135.8	$1.1	$367.2	$(7,256.4)	$(583.6)	$(7,471.7)	$7.1	$(7,464.6)
Net earnings	—	—	—	384.2	—	384.2	(0.1)	384.1
Other comprehensive income/(loss)	—	—	—	—	54.6	54.6	—	54.6
Stock-based compensation expense	—	—	78.3	—	—	78.3	—	78.3
Exercise of stock options/vesting of RSUs	0.3	—	11.7	—	—	11.7	—	11.7
Sale of common stock	0.1	—	13.7	—	—	13.7	—	13.7
Cash dividends declared, $0.61 per share	—	—	—	(693.3)	—	(693.3)	—	(693.3)
Other	—	—	—	—	—	—	0.1	0.1
Balance, March 30, 2025	1,136.2	$1.1	$470.9	$(7,565.5)	$(529.0)	$(7,622.5)	$7.1	$(7,615.4)

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
For the Two Quarters Ended March 29, 2026 and March 30, 2025
(in millions, except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, September 28, 2025	1,136.9	$1.1	$634.1	$(8,272.5)	$(459.3)	$(8,096.6)	$7.4	$(8,089.2)
Net earnings	—	—	—	804.2	—	804.2	(0.2)	804.0
Other comprehensive income/(loss)	—	—	—	—	41.8	41.8	0.2	42.0
Stock-based compensation expense	—	—	221.7	—	—	221.7	—	221.7
Exercise of stock options/vesting of RSUs	2.3	—	(47.0)	—	—	(47.0)	—	(47.0)
Sale of common stock	0.3	—	23.3	—	—	23.3	—	23.3
Cash dividends declared, $1.24 per share	—	—	—	(1,412.7)	—	(1,412.7)	—	(1,412.7)
Other	—	—	—	—	0.2	0.2	—	0.2
Balance, March 29, 2026	1,139.5	$1.1	$832.1	$(8,881.0)	$(417.3)	$(8,465.1)	$7.4	$(8,457.7)

Balance, September 29, 2024	1,133.5	$1.1	$322.6	$(7,343.8)	$(428.8)	$(7,448.9)	$7.3	$(7,441.6)
Net earnings	—	—	—	1,165.0		1,165.0	0.1	1,165.1
Other comprehensive income/(loss)	—	—	—	—	(99.9)	(99.9)	(0.3)	(100.2)
Stock-based compensation expense	—	—	180.4	—	—	180.4	—	180.4
Exercise of stock options/vesting of RSUs	2.4	—	(59.0)	—	—	(59.0)	—	(59.0)
Sale of common stock	0.3	—	26.9	—	—	26.9	—	26.9
Cash dividends declared, $1.22 per share	—	—	—	(1,386.7)	—	(1,386.7)	—	(1,386.7)
Other	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Balance, March 30, 2025	1,136.2	$1.1	$470.9	$(7,565.5)	$(529.0)	$(7,622.5)	$7.1	$(7,615.4)

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1: Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited consolidated financial statements as of March 29, 2026, and for the quarters and two quarters ended March 29, 2026 and March 30, 2025, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarters and two quarters ended March 29, 2026, and March 30, 2025, reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”), Starbucks Corporation (together with its subsidiaries) is referred to as “Starbucks,” the “Company,” “we,” “us,” or “our.”
Segment information is prepared on the same basis that our chief executive officer, who is our Chief Operating Decision Maker (“CODM”), manages the segments, evaluates financial results, and makes key operating decisions.
The financial information as of September 28, 2025, is derived from our audited consolidated financial statements and notes for the fiscal year ended September 28, 2025 (“fiscal 2025”) included in Item 8 in the fiscal 2025 Annual Report on Form 10-K filed with the SEC on November 14, 2025 (“10-K”). The information included in this 10-Q should be read in conjunction with the footnotes and management’s discussion and analysis of the consolidated financial statements in the 10-K.
The results of operations for the quarter and two quarters ended March 29, 2026, are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 27, 2026 (“fiscal 2026”).
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
In the second quarter of fiscal 2026, management approved a restructuring plan to relocate certain functions of our support organization to an additional office in Nashville, Tennessee, further supporting the Company’s “Back to Starbucks” strategy and the intention to establish a more strategic presence in the Southeast region of the United States.
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

We initially measure a long-lived asset or disposal group classified as held for sale at the lower of its carrying value or fair value less any costs to sell, and we recognize any resulting loss in the period in which the held-for-sale criteria are met. Gains are not recognized until the date of sale. We cease depreciation and amortization of a long-lived asset, or assets within a disposal group, upon their designation as held for sale and subsequently assess fair value less any costs to sell at each reporting period until the asset or disposal group is no longer classified as held for sale.
In the first quarter of fiscal 2026, the company announced an agreement to form a joint venture with Boyu Capital to operate Starbucks retail in China (the “disposal group”). Under the agreement, Boyu Capital acquired a 60% interest in Starbucks retail operations in China. Starbucks retained a 40% interest in the joint venture and continues to own and license the Starbucks brand and intellectual property to the new entity. We classified the assets and liabilities of the disposal group as held for sale on the consolidated balance sheets, which required us to cease property, plant, and equipment depreciation and operating lease right-of-use (“ROU”) asset amortization of the related long-lived assets, resulting in reduced depreciation and amortization and store operating expenses. We also changed our indefinite reinvestment assertions upon classification as held for sale, resulting in an increase in our income tax expense. No impairment was recorded upon the classification of the disposal group as held for sale. Refer to Note 2, Acquisitions and Divestitures, for further discussion.
On March 30, 2026, in the third quarter of fiscal 2026, the previously announced transaction subsequently closed, and we transitioned from recording revenues and expenses of the disposal group to recording our share of income from the joint venture, recognized as income from equity investees under the equity method of accounting, and recording revenues related to product sales and royalties. The disposal group was deconsolidated from our financial statements and will be reported as part of our licensed portfolio in the third quarter of fiscal 2026. Refer to Note 18, Subsequent Event, for further discussion.
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

Note 2: Acquisitions and Divestitures
Fiscal 2026
On November 3, 2025, we announced that the Company entered into an agreement to form a joint venture with Boyu Capital to operate Starbucks retail in China. We believe this partnership marks a significant milestone in the Company’s ongoing transformation and underscores its commitment to accelerating long-term growth in China. Under the agreement, Boyu Capital acquired a 60% interest in Starbucks retail operations in China. The partial divestiture resulted in the conversion of 7,991 company-operated stores to licensed stores within our International segment. Starbucks retained a 40% interest in the joint venture and will continue to own and license the Starbucks brand and intellectual property to the new entity. Boyu Capital acquired its interest based on a cash-free, debt-free mutually agreed-upon total enterprise value of approximately $4 billion.
In the first quarter of 2026, we determined that the disposal group met the held-for-sale criteria and remained classified as held for sale as of March 29, 2026. Accordingly, we have presented the assets and liabilities of the disposal group as held for sale on the consolidated balance sheets.
As of March 29, 2026, the net carrying amounts of the major classes of assets and liabilities of the disposal group were as follows (in millions):

Amount
Cash and cash equivalents	$570.0
Accounts receivable, net	63.7
Inventories	112.9
Prepaid expenses and other current assets	54.5
Property, plant and equipment, net	912.4
Operating lease, right-of-use asset	1,075.6
Deferred income taxes, net	98.0
Other long-term assets	56.3
Goodwill	2,100.0
Assets held for sale	$5,043.4

Accounts payable	$129.6
Accrued liabilities	119.7
Accrued payroll and benefits	106.0
Current portion of operating lease liability	226.6
Stored value card liability and current portion of deferred revenue	187.5
Short-term debt	2.5
Operating lease liability	829.3
Deferred revenue	16.4
Other long-term liabilities	68.0
Liabilities held for sale	$1,685.6
On March 30, 2026, in the third quarter of fiscal 2026, the previously announced transaction subsequently closed for total consideration of $3.1 billion. We transitioned from recording revenues and expenses of the disposal group to recording our share of income from the joint venture, recognized as income from equity investees under the equity method of accounting, and recording revenues related to product sales and royalties. The disposal group was deconsolidated from our financial statements and will be reported as part of our licensed portfolio in the third quarter of fiscal 2026. Refer to Note 18, Subsequent Event, for further discussion.
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
Gains and losses on derivative contracts and foreign currency-denominated debt designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract/Debt Remaining Maturity (Months)
	Mar 29, 2026	Sep 28, 2025
Cash Flow Hedges:
Coffee	$27.4	$23.3	$26.2	9
Foreign currency - other	28.1	19.0	17.6	35
Interest rates	0.4	(1.4)	(3.4)	0
Net Investment Hedges:
Cross-currency swaps	215.9	206.2		96
Foreign currency	16.0	16.0		0
Foreign currency debt	135.2	135.2		0
Pre-tax gains and losses on derivative contracts and foreign currency-denominated long-term debt designated as hedging instruments recognized in other comprehensive income (“OCI”) and reclassifications from AOCI to earnings (in millions):

	Quarter Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Location of gain/(loss)
	Mar 29, 2026	Mar 30, 2025	Mar 29, 2026	Mar 30, 2025
Cash Flow Hedges:
Coffee	$1.6	$0.6	$(17.8)	$17.4	Product and distribution costs
Cross-currency swaps	—	—	—	0.6	Interest income and other, net
Dairy	—	(0.2)	—	—	Product and distribution costs
Foreign currency - other	17.4	(7.0)	5.7	7.4	Licensed stores revenue
			1.7	2.6	Product and distribution costs
Interest rates	—	—	(1.2)	(1.0)	Interest expense
Net Investment Hedges:
Cross-currency swaps (1)	8.4	13.1	24.1	27.7	Interest expense

	Two Quarters Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Location of gain/(loss)
	Mar 29, 2026	Mar 30, 2025	Mar 29, 2026	Mar 30, 2025
Cash Flow Hedges:
Coffee	$(12.6)	$13.4	$(17.6)	$45.1	Product and distribution costs
Cross-currency swaps	—	0.9	—	1.4	Interest income and other, net
Dairy	—	(1.3)	—	1.4	Product and distribution costs
Foreign currency - other	27.4	50.0	12.4	16.2	Licensed stores revenue
			3.3	4.3	Product and distribution costs
Interest rates	—	—	(2.4)	(2.0)	Interest expense
Net Investment Hedges:
Cross-currency swaps (1)	63.8	220.6	50.8	55.4	Interest expense
(1) Gains and losses recognized in earnings relate to components excluded from the assessment of effectiveness.

Pre-tax gains and losses on non-designated derivatives and designated fair value hedging instruments and the related fair value hedged item recognized in earnings (in millions):

		Gains/(Losses) Recognized in Earnings
	Location of gain/(loss) recognized in earnings	Quarter Ended		Two Quarters Ended
		Mar 29, 2026	Mar 30, 2025	Mar 29, 2026	Mar 30, 2025
Non-Designated Derivatives:
Dairy	Interest income and other, net	$—	$—	$—	$0.1
Cross-currency swaps	Interest income and other, net	(2.0)	—	(2.0)	—
Foreign currency - other	Interest income and other, net	3.5	(2.8)	5.4	6.1
Diesel fuel and other commodities	Interest income and other, net	—	(0.2)	—	(0.3)
Fair Value Hedges:
Interest rate swaps	Interest expense	(3.7)	4.6	(4.0)	(8.5)
Long-term debt (hedged item)	Interest expense	2.2	(6.8)	0.7	3.8
Notional amounts of outstanding derivative contracts (in millions):

	Mar 29, 2026	Sep 28, 2025
Coffee	$193	$387
Cross-currency swaps(1)	1,697	4,197
Diesel fuel and other commodities	—	2
Foreign currency - other	976	930
Interest rate swaps	350	350

Fair value of outstanding derivative contracts (in millions) including the location of the asset and/or liability on the consolidated balance sheets:

		Derivative Assets
	Balance Sheet Location	Mar 29, 2026	Sep 28, 2025
Designated Derivative Instruments(2):
Cross-currency swaps	Other long-term assets	379.9	271.9
Foreign currency - other	Prepaid expenses and other current assets	21.7	13.0
	Other long-term assets	13.4	6.7
Non-designated Derivative Instruments:
Diesel fuel and other commodities	Prepaid expenses and other current assets	—	0.1
Foreign currency	Prepaid expenses and other current assets	2.3	2.7
		Derivative Liabilities
	Balance Sheet Location	Mar 29, 2026	Sep 28, 2025
Designated Derivative Instruments:
Cross-currency swaps	Accrued liabilities	$—	$5.8
	Other long-term liabilities	—	3.5
Foreign currency - other	Accrued liabilities	0.1	0.2
	Other long-term liabilities	0.1	0.2
Interest rate swaps	Other long-term liabilities	17.1	17.0
Non-designated Derivative Instruments:
Foreign currency	Accrued liabilities	0.5	1.1
	Other long-term liabilities	—	0.2
(1) The reduction in hedged notional in the current period reflects the maturity and early termination of Net Investment Hedges related to the divestiture of Starbucks retail operations in China. The AOCI will be released to earnings in the third quarter of fiscal 2026 consistent with the timing of the transaction closing.
(2) We also hold cash and cash equivalents from various settled-to-market exchange traded futures related to coffee hedging.
The following amounts were recorded on the consolidated balance sheets related to fixed-to-floating interest rate swaps designated in fair value hedging relationships (in millions):

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount
	Mar 29, 2026	Sep 28, 2025	Mar 29, 2026	Sep 28, 2025
Location on the balance sheet
Long-term debt	$333.4	$334.1	$(16.6)	$(15.9)
Additional disclosures related to cash flow gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 11, Equity.

Note 4: Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at Mar 29, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,532.0	$1,532.0	$—	$—
Short-term investments:
Available-for-sale debt securities:
Corporate debt securities	54.2	—	41.9	12.3
Mortgage and other asset-backed securities	0.7	—	0.7	—
State and local government obligations	3.8	—	3.8	—
U.S. government treasury securities	32.3	32.3	—	—
Total available-for-sale debt securities	91.0	32.3	46.4	12.3
Marketable equity securities	77.3	77.3	—	—
Total short-term investments	168.3	109.6	46.4	12.3
Prepaid expenses and other current assets:
Derivative assets	24.0	—	24.0	—
Long-term investments:
Available-for-sale debt securities:
Corporate debt securities	154.6	—	126.4	28.2
Mortgage and other asset-backed securities	71.3	—	71.3	—
U.S. government treasury securities	80.4	80.4	—	—
Total available-for-sale debt securities	306.3	80.4	197.7	28.2
Total long-term investments	306.3	80.4	197.7	28.2
Other long-term assets:
Derivative assets	393.3	—	393.3	—
Total assets	2,423.9	1,722.0	661.4	40.5
Liabilities:
Accrued liabilities:
Derivative liabilities	0.6	—	0.6	—
Other long-term liabilities:
Derivative liabilities	17.2	—	17.2	—
Total liabilities	$17.8	$—	$17.8	$—

		Fair Value Measurements at Reporting Date Using
	Balance at Sep 28, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,219.8	$3,219.8	$—	$—
Short-term investments:
Available-for-sale debt securities:
Corporate debt securities	67.8	—	55.9	11.9
Mortgage and other asset-backed securities	0.4	—	0.4	—
State and local government obligations	1.1	—	1.1	—
U.S. government treasury securities	82.6	82.6	—	—
Total available-for-sale debt securities	151.9	82.6	57.4	11.9
Marketable equity securities	95.3	95.3	—	—
Total short-term investments	247.2	177.9	57.4	11.9
Prepaid expenses and other current assets:
Derivative assets	15.9	—	15.9	—
Long-term investments:
Available-for-sale debt securities:
Corporate debt securities	132.2	—	105.5	26.7
Mortgage and other asset-backed securities	75.7	—	75.7	—
State and local government obligations	2.7	—	2.7	—
U.S. government treasury securities	36.3	36.3	—	—
Total available-for-sale debt securities	246.9	36.3	183.9	26.7
Total long-term investments	246.9	36.3	183.9	26.7
Other long-term assets:
Derivative assets	278.6	—	278.6	—
Total assets	4,008.4	3,434.0	535.8	38.6
Liabilities:
Accrued liabilities:
Derivative liabilities	7.1	—	7.1	—
Other long-term liabilities:
Derivative liabilities	20.9	—	20.9	—
Total liabilities	$28.0	$—	$28.0	$—
There were no material transfers between levels, and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Gross unrealized holding gains and losses on available-for-sale debt securities, structured deposits, and marketable equity securities were not material as of March 29, 2026, and September 28, 2025.
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
The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 8, Debt. There were no material fair value adjustments during the two quarters ended March 29, 2026, and March 30, 2025.

Note 5: Inventories (in millions):

	Mar 29, 2026(2)	Sep 28, 2025
Coffee:
Unroasted	$992.5	$911.2
Roasted	425.8	342.0
Other merchandise held for sale (1)	307.0	399.7
Packaging and other supplies	432.5	532.7
Total	$2,157.8	$2,185.6
(1)“Other merchandise held for sale” includes, among other items, food, serveware, and tea. Inventory levels vary due to seasonality, commodity market supply, and price fluctuations.
(2)The fiscal year 2026 balances exclude Starbucks retail operations in China that were classified as held for sale.
As of March 29, 2026, we had committed to purchasing green coffee totaling $467 million under fixed-price contracts and an estimated $497 million under price-to-be-fixed contracts. A portion of our price-to-be-fixed contracts are effectively fixed through the use of futures. See Note 3, Derivative Financial Instruments, for further discussion. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base “C” coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on established relationships with our suppliers and continuous monitoring, the risk of non-delivery on these purchase commitments is remote.
Note 6: Supplemental Balance Sheet and Statement of Earnings Information (in millions):
Property, Plant and Equipment, net

	Mar 29, 2026(1)	Sep 28, 2025
Land	$54.9	$54.9
Buildings	665.7	673.7
Leasehold improvements	10,379.9	11,762.4
Store equipment	3,427.3	3,963.6
Roasting equipment	971.3	982.2
Capitalized software	1,025.9	1,177.7
Furniture, fixtures and other	738.7	893.9
Work in progress	309.1	334.3
Property, plant and equipment, gross	17,572.8	19,842.7
Accumulated depreciation	(10,384.1)	(11,349.2)
Property, plant and equipment, net	$7,188.7	$8,493.5
(1)The fiscal year 2026 balances exclude Starbucks retail operations in China that were classified as held for sale.
Accrued Liabilities

	Mar 29, 2026(1)	Sep 28, 2025
Accrued occupancy costs	$58.2	$89.5
Accrued dividends payable	706.4	704.8
Accrued capital and other operating expenditures	760.0	897.0
Insurance reserves	357.4	282.3
Income taxes payable	70.3	150.3
Accrued business taxes	215.7	235.8
Total accrued liabilities	$2,168.0	$2,359.7
(1)The fiscal year 2026 balances exclude Starbucks retail operations in China that were classified as held for sale.

Store Operating Expenses

	Quarter Ended		Two Quarters Ended
	Mar 29, 2026	Mar 30, 2025	Mar 29, 2026	Mar 30, 2025
Wages and benefits	$2,645.3	$2,406.1	$5,304.0	$4,795.2
Occupancy costs	768.1	807.2	1,572.9	1,609.3
Other expenses	995.2	962.7	2,084.1	1,974.6
Total store operating expenses	$4,408.6	$4,176.0	$8,961.0	$8,379.1
Note 7: Other Intangible Assets and Goodwill
Indefinite-Lived Intangible Assets

(in millions)	Mar 29, 2026	Sep 28, 2025
Trade names, trademarks and patents	$79.5	$79.5

Finite-Lived Intangible Assets

	Mar 29, 2026			Sep 28, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and reacquired rights (1)	$312.3	$(235.2)	$77.1	$1,053.9	$(974.9)	$79.0
Acquired trade secrets and processes	27.6	(27.6)	—	27.6	(27.6)	—
Trade names, trademarks and patents	130.2	(123.9)	6.3	131.2	(122.9)	8.3
Licensing agreements	12.2	(12.2)	—	13.0	(13.0)	—
Other finite-lived intangible assets	18.6	(5.5)	13.1	20.5	(20.5)	—
Total finite-lived intangible assets	$500.9	$(404.4)	$96.5	$1,246.2	$(1,158.9)	$87.3
(1)The decrease in acquired and reacquired rights was a result of Starbucks retail operations in China being classified as held for sale.
Amortization expense for finite-lived intangible assets was $1.2 million and $2.7 million for the quarter and two quarters ended March 29, 2026, respectively, and $5.8 million and $11.4 million for the quarter and two quarters ended March 30, 2025, respectively.
Estimated future amortization expense as of March 29, 2026 (in millions):

Fiscal Year	Total
2026 (excluding the two quarters ended March 29, 2026)	$6.1
2027	12.0
2028	8.2
2029	4.9
2030	4.7
Thereafter	60.6
Total estimated future amortization expense	$96.5

Goodwill
Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	North America	International	Channel Development	Corporate and Other	Total
Goodwill balance at September 28, 2025	$490.6	$2,842.6	$34.7	$1.0	$3,368.9
Divestiture (1)	—	(2,100.0)	—	—	(2,100.0)
Other (2)	0.2	26.0	—	—	26.2
Goodwill balance at March 29, 2026	$490.8	$768.6	$34.7	$1.0	$1,295.1
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
The 2025 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of March 29, 2026, we were in compliance with all applicable covenants. No amounts were outstanding under our 2025 credit facility as of March 29, 2026, or September 28, 2025.
Short-term Debt
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our 2025 credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures, and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock, and share repurchases. We had no borrowings outstanding under our commercial paper program as of March 29, 2026, and September 28, 2025. Our total available contractual borrowing capacity for general corporate purposes was $3.0 billion as of the end of our second quarter of fiscal 2026.
Additionally, we hold the following Japanese yen-denominated credit facilities that are available for working capital needs and capital expenditures within our Japanese market:
•A ¥5.0 billion, or $31.3 million, credit facility is currently set to mature on December 30, 2026. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on Tokyo Interbank Offered Rate (“TIBOR”) plus an applicable margin of 0.400%.
•A ¥10.0 billion, or $62.6 million, credit facility is currently set to mature on March 27, 2027. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.300%.
As of March 29, 2026, and September 28, 2025, we had no borrowings outstanding under these credit facilities.

Long-term Debt
Components of long-term debt including the associated interest rates and related estimated fair values by calendar maturity (in millions, except interest rates):

	Mar 29, 2026		Sep 28, 2025		Stated Interest Rate	Effective Interest Rate(1)
Issuance	Amount	Estimated Fair Value	Amount	Estimated Fair Value
February 2026 notes	$—	$—	$1,000.0	$1,001.7	4.750%	4.788%
June 2026 notes	500.0	498.1	500.0	494.0	2.450%	2.511%
February 2027 notes	1,000.0	1,004.6	1,000.0	1,009.8	4.850%	4.958%
March 2027 notes	500.0	489.4	500.0	484.7	2.000%	2.058%
March 2028 notes	600.0	589.4	600.0	591.9	3.500%	3.529%
May 2028 notes	750.0	749.3	750.0	757.1	4.500%	4.719%
November 2028 notes	750.0	741.5	750.0	747.9	4.000%	3.958%
August 2029 notes(2)	1,000.0	970.0	1,000.0	978.5	3.550%	3.840%
March 2030 notes	750.0	684.0	750.0	687.8	2.250%	3.084%
May 2030 notes	500.0	503.0	500.0	510.2	4.800%	4.932%
November 2030 notes	1,250.0	1,137.5	1,250.0	1,145.9	2.550%	2.582%
February 2031 notes	500.0	503.7	500.0	514.2	4.900%	5.046%
February 2032 notes	1,000.0	904.8	1,000.0	918.1	3.000%	3.155%
February 2033 notes	500.0	495.7	500.0	505.7	4.800%	3.798%
February 2034 notes	500.0	498.3	500.0	509.9	5.000%	5.127%
May 2035 notes	500.0	505.3	500.0	516.6	5.400%	5.510%
June 2045 notes	350.0	282.0	350.0	292.1	4.300%	4.348%
December 2047 notes	500.0	362.0	500.0	378.0	3.750%	3.765%
November 2048 notes	1,000.0	815.4	1,000.0	849.6	4.500%	4.504%
August 2049 notes	1,000.0	802.4	1,000.0	839.5	4.450%	4.447%
March 2050 notes	500.0	333.9	500.0	346.0	3.350%	3.362%
November 2050 notes	1,250.0	852.5	1,250.0	889.0	3.500%	3.528%
Total	15,200.0	13,722.8	16,200.0	14,968.2
Aggregate debt issuance costs and unamortized premium/(discount), net	(101.5)		(109.3)
Hedge accounting fair value adjustment (2)	(16.6)		(15.9)
Total	$15,081.9		$16,074.8
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

The following table summarizes our long-term debt maturities as of March 29, 2026, by fiscal year (in millions):

Fiscal Year	Total
2026 (excluding the two quarters ended March 29, 2026)	$500.0
2027	1,500.0
2028	1,350.0
2029	1,750.0
2030	1,250.0
Thereafter	8,850.0
Total	$15,200.0

Note 9: Leases
The components of lease costs (in millions):

	Quarter Ended		Two Quarters Ended
	Mar 29, 2026	Mar 30, 2025	Mar 29, 2026	Mar 30, 2025
Operating lease costs (1) (2)	$406.9	$458.4	$898.5	$917.2
Variable lease costs	315.1	297.5	628.3	590.9
Short-term lease costs	4.6	5.3	9.4	10.8
Total lease costs	$726.6	$761.2	$1,536.2	$1,518.9
(1)Includes immaterial amounts of sublease income and rent concessions.
(2)The decrease in fiscal 2026 was a result of Starbucks retail operations in China being classified as held for sale during the fiscal quarter, which required us to cease operating lease ROU asset amortization of the related long-lived assets.
The following table includes supplemental information (in millions):

	Two Quarters Ended
	Mar 29, 2026	Mar 30, 2025
Cash paid related to operating lease liabilities	$1,049.2	$928.8
Operating lease liabilities arising from obtaining ROU assets (1)	630.0	1,076.6

	Mar 29, 2026	Mar 30, 2025
Weighted-average remaining operating lease term (1)	8.6 years	8.6 years
Weighted-average operating lease discount rate (1)	3.8%	3.6%
(1)The fiscal year 2026 amounts exclude Starbucks retail operations in China that were classified as held for sale and the fiscal year 2025 amounts include leases obtained in the acquisition of 23.5 Degrees Topco Limited.
Finance lease assets are recorded in property, plant and equipment, net or assets held for sale, and the corresponding lease liabilities are included in accrued liabilities or liabilities held for sale on the consolidated balance sheets. These balances were not material as of March 29, 2026, and September 28, 2025. Finance lease costs were also immaterial for the quarter and two quarters ended March 29, 2026, and March 30, 2025.
Minimum future maturities of operating lease liabilities (in millions):

Fiscal Year	Total (1)
2026 (excluding the two quarters ended March 29, 2026)	$836.2
2027	1,600.2
2028	1,446.8
2029	1,293.0
2030	1,155.2
Thereafter	4,660.7
Total lease payments	10,992.1
Less imputed interest	(1,682.6)
Total	$9,309.5
(1)Balances exclude Starbucks retail operations in China that were classified as held for sale.
As of March 29, 2026, we have entered into operating leases that have not yet commenced of $678.5 million, primarily related to real estate leases. These leases will commence between fiscal year 2026 and fiscal year 2030 with lease terms ranging from 5 to 20 years. Lease exit costs associated with our restructuring efforts primarily relate to the closure of certain Starbucks company-operated stores. During the quarter and two quarters ended March 29, 2026, total lease exit costs of $3.0 million and $51.9 million, respectively, were recorded in restructuring and impairments on the consolidated statement of earnings. See Note 17, Restructuring, for further discussion.

Note 10: Deferred Revenue
Our deferred revenue primarily consists of the prepaid royalty from Nestlé, for which we have continuing performance obligations to support the Global Coffee Alliance, our unredeemed stored value card liability, and unredeemed loyalty points (“Stars”) associated with our loyalty program.
As of March 29, 2026, the current and long-term deferred revenue related to the Nestlé up-front payment was $177.0 million and $5.6 billion, respectively. As of September 28, 2025, the current and long-term deferred revenue related to the Nestlé up-front payment was $177.0 million and $5.6 billion, respectively. During each of the quarters ended March 29, 2026, and March 30, 2025, we recognized $44.1 million of prepaid royalty revenue related to Nestlé. During each of the two quarters ended March 29, 2026, and March 30, 2025, we recognized $88.2 million of prepaid royalty revenue related to Nestlé.
Changes in our deferred revenue balance related to our stored value cards and loyalty program (in millions):

Quarter Ended March 29, 2026	Total
Stored value cards and loyalty program at December 28, 2025	$2,073.3
Revenue deferred - card activations, card reloads and Stars earned	3,577.0
Revenue recognized - card and Stars redemptions and breakage	(3,900.8)
Other (1)	(4.4)
Divestiture (2)	8.5
Stored value cards and loyalty program at March 29, 2026 (3)	$1,753.6

Quarter Ended March 30, 2025	Total
Stored value cards and loyalty program at December 29, 2024	$2,213.1
Revenue deferred - card activations, card reloads and Stars earned	3,496.8
Revenue recognized - card and Stars redemptions and breakage	(3,862.9)
Other (1)	6.2
Stored value cards and loyalty program at March 30, 2025 (3)	$1,853.2

Two Quarters Ended March 29, 2026	Total
Stored value cards and loyalty program at September 28, 2025	$1,751.7
Revenue deferred - card activations, card reloads and Stars earned	7,931.7
Revenue recognized - card and Stars redemptions and breakage	(7,724.4)
Other(1)	(5.7)
Divestiture (2)	(199.7)
Stored value cards and loyalty program at March 29, 2026 (3)	$1,753.6

Two Quarters Ended March 30, 2025	Total
Stored value cards and loyalty program at September 29, 2024	$1,718.7
Revenue deferred - card activations, card reloads and Stars earned	7,911.2
Revenue recognized - card and Stars redemptions and breakage	(7,755.8)
Other(1)	(20.9)
Stored value cards and loyalty program at March 30, 2025 (3)	$1,853.2
(1)“Other” primarily consists of changes in the stored value cards and loyalty program balances resulting from foreign currency translation.
(2)The decrease was a result of Starbucks retail operations in China being classified as held for sale.
(3)As of March 29, 2026, and March 30, 2025, approximately $1.6 billion and $1.7 billion, respectively, of these amounts were current.

Note 11:     Equity
Changes in AOCI by component, net of tax (in millions):

Quarter Ended	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
March 29, 2026
Net gains/(losses) in AOCI, beginning of period	$1.2	$30.9	$378.8	$(836.8)	$(425.9)
Net gains/(losses) recognized in OCI before reclassifications	(2.1)	14.5	6.3	(2.9)	15.8
Net (gains)/losses reclassified from AOCI to earnings	0.2	10.5	(18.0)	—	(7.3)
Other comprehensive income/(loss) attributable to Starbucks	(1.9)	25.0	(11.7)	(2.9)	8.5
Other comprehensive income/(loss) attributable to NCI	—	—	—	0.1	0.1
Net gains/(losses) in AOCI, end of period	$(0.7)	$55.9	$367.1	$(839.6)	$(417.3)

March 30, 2025
Net gains/(losses) in AOCI, beginning of period	$(3.7)	$94.2	$382.1	$(1,056.2)	$(583.6)
Net gains/(losses) recognized in OCI before reclassifications	1.7	(4.9)	9.8	90.6	97.2
Net (gains)/losses reclassified from AOCI to earnings	0.2	(22.0)	(20.8)	—	(42.6)
Other comprehensive income/(loss) attributable to Starbucks	1.9	(26.9)	(11.0)	90.6	54.6
Net gains/(losses) in AOCI, end of period	$(1.8)	$67.3	$371.1	$(965.6)	$(529.0)

Two Quarters Ended	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
March 29, 2026
Net gains/(losses) in AOCI, beginning of period	$0.5	$40.9	$357.4	$(858.1)	$(459.3)
Net gains/(losses) recognized in OCI before reclassifications	(1.6)	10.0	47.7	18.3	74.4
Net (gains)/losses reclassified from AOCI to earnings	0.4	5.0	(38.0)		(32.6)
Other comprehensive income/(loss) attributable to Starbucks	(1.2)	15.0	9.7	18.3	41.8
Other comprehensive income/(loss) attributable to NCI	—	—	—	0.2	0.2
Net gains/(losses) in AOCI, end of period	$(0.7)	$55.9	$367.1	$(839.6)	$(417.3)

March 30, 2025
Net gains/(losses) in AOCI, beginning of period	$(2.3)	$70.5	$247.7	$(744.7)	$(428.8)
Net gains/(losses) recognized in OCI before reclassifications	0.1	46.6	164.9	(220.6)	(9.0)
Net (gains)/losses reclassified from AOCI to earnings	0.4	(49.8)	(41.5)	—	(90.9)
Other comprehensive income/(loss) attributable to Starbucks	0.5	(3.2)	123.4	(220.6)	(99.9)
Other comprehensive income/(loss) attributable to NCI	—	—	—	(0.3)	(0.3)
Net gains/(losses) in AOCI, end of period	$(1.8)	$67.3	$371.1	$(965.6)	$(529.0)

Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):

Quarter Ended
AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Mar 29, 2026	Mar 30, 2025
Gains/(losses) on available-for-sale debt securities	$(0.3)	$(0.2)	Interest income and other, net
Gains/(losses) on cash flow hedges	(11.6)	27.0	Please refer to Note 3, Derivative Financial Instruments for additional information.
Gains/(losses) on net investment hedges	24.1	27.7	Interest expense
	12.2	54.5	Total before tax
	(4.9)	(11.9)	Tax (expense)/benefit
	$7.3	$42.6	Net of tax

Two Quarters Ended
AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Mar 29, 2026	Mar 30, 2025
Gains/(losses) on available-for-sale debt securities	$(0.5)	$(0.4)	Interest income and other, net
Gains/(losses) on cash flow hedges	(4.3)	66.4	Please refer to Note 3, Derivative Financial Instruments for additional information.
Gains/(losses) on net investment hedges	50.8	55.4	Interest expense
	46.0	121.4	Total before tax
	(13.4)	(30.5)	Tax (expense)/benefit
	$32.6	$90.9	Net of tax

In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, we have 7.5 million shares of authorized preferred stock, none of which was outstanding as of March 29, 2026.
During the two quarters ended March 29, 2026, and March 30, 2025, we made no share repurchases. As of March 29, 2026, 29.8 million shares of common stock remained available for repurchase under current authorizations.
During the second quarter of fiscal 2026, our Board of Directors approved a quarterly cash dividend to shareholders of $0.62 per share to be paid on May 29, 2026, to shareholders of record as of the close of business on May 15, 2026.
Note 12: Employee Stock Plans
As of March 29, 2026, there were 67.3 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 8.8 million shares available for issuance under our employee stock purchase plan.
Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended		Two Quarters Ended
	Mar 29, 2026	Mar 30, 2025	Mar 29, 2026	Mar 30, 2025
Restricted Stock Units (“RSUs”)	$93.2	$77.8	$219.3	$178.3
Total stock-based compensation expense	$93.2	$77.8	$219.3	$178.3
RSU transactions from September 28, 2025 through March 29, 2026 (in millions):

Total
Nonvested, September 28, 2025	9.0
Granted	4.4
Vested	(2.7)
Forfeited/expired	(0.5)
Nonvested, March 29, 2026	10.2
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of March 29, 2026	$364.8

Note 13: Income Taxes
The effective tax rate for the quarter ended March 29, 2026, was 29.8% compared to 23.5% for the same period in fiscal 2025. The increase was primarily due to the impact of reorganizing certain entities in China (approximately 280 basis points), the $8 million discrete increase to the change in indefinite reinvestment assertions as a result of classifying the Starbucks retail operations in China as held for sale in the first quarter of fiscal 2026 (approximately 110 basis points), and the effect of higher pre-tax earnings and the proportionate impacts from certain permanent differences and discrete items.
The effective tax rate for the two quarters ended March 29, 2026, was 46.1% compared to 23.6% for the same period in fiscal 2025. The increase was primarily due to the $273 million discrete impact of changes in indefinite reinvestment assertions as a result of classifying Starbucks retail operations in China as held for sale in the first quarter of fiscal 2026 (approximately 1,830 basis points), lapping the discrete impact of a tax status change for a certain foreign entity in the first quarter of fiscal 2025 (approximately 200 basis points), and the impact of reorganizing certain entities in China (approximately 130 basis points).
Note 14: Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended		Two Quarters Ended
	Mar 29, 2026	Mar 30, 2025	Mar 29, 2026	Mar 30, 2025
Net earnings attributable to Starbucks	$510.9	$384.2	$804.2	$1,165.0
Weighted average common shares outstanding (for basic calculation)	1,139.4	1,136.0	1,138.7	1,135.3
Dilutive effect of outstanding common stock options and RSUs	3.8	4.0	3.9	3.9
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,143.2	1,140.0	1,142.6	1,139.2
EPS — basic	$0.45	$0.34	$0.71	$1.03
EPS — diluted	$0.45	$0.34	$0.70	$1.02
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
Consolidated revenue mix by product type (in millions):

	Quarter Ended				Two Quarters Ended
	Mar 29, 2026		Mar 30, 2025		Mar 29, 2026		Mar 30, 2025
Beverage (1)	$5,659.0	59%	$5,293.6	60%	$11,603.4	60%	$10,971.6	60%
Food (2)	1,830.6	19%	1,691.9	19%	3,712.0	19%	3,482.3	19%
Other (3)	2,041.9	22%	1,776.1	21%	4,131.2	21%	3,705.5	21%
Total	$9,531.5	100%	$8,761.6	100%	$19,446.6	100%	$18,159.4	100%
(1)“Beverage” represents sales within our company-operated stores.
(2)“Food” represents sales within our company-operated stores.
(3)“Other” primarily consists of packaged and single-serve coffees and teas, royalty and licensing revenues, beverage-related ingredients, serveware, and ready to drink beverages, among other items.

Information by geographic area (in millions):

	Quarter Ended		Two Quarters Ended
	Mar 29, 2026	Mar 30, 2025	Mar 29, 2026	Mar 30, 2025
Net revenues (1):
United States	$6,930.3	$6,403.5	$14,174.3	$13,384.7
China	809.2	752.1	1,644.9	1,508.8
Other countries	1,792.0	1,606.0	3,627.4	3,265.9
Total	$9,531.5	$8,761.6	$19,446.6	$18,159.4

			Mar 29, 2026	Sep 28, 2025
Long-lived assets:
United States			$15,645.7	$15,952.7
China (2)			170.6	4,276.8
Other countries			4,182.0	4,407.9
Total			$19,998.3	$24,637.4
(1) Includes Channel Development segment and other net revenues.
(2) The fiscal year 2026 balance excludes Starbucks retail operations in China that were classified as held for sale.

No customer accounts for 10% or more of our revenues. Revenues are shown based on the geographic location of our customers. Revenues from countries other than the U.S. and China consist primarily of revenues from Japan, Canada, and the U.K., which together account for approximately 72% of net revenues from other countries for the quarter and two quarters ended March 29, 2026, and 74% for the quarter and two quarters ended March 30, 2025, respectively.

The financial information below is presented for our reportable operating segments and Corporate and Other (in millions):

Quarter Ended	North America	International	Channel Development	Corporate and Other	Total
March 29, 2026
Total net revenues	$6,893.8	$2,051.1	$567.8	$18.8	$9,531.5
Product and distribution costs	2,068.8	749.7	370.5	19.5	3,208.5
Store operating expenses	3,691.9	716.7	—	—	4,408.6
Other operating expenses	56.0	55.6	17.7	1.2	130.5
Depreciation and amortization expenses	299.5	32.6	—	31.3	363.4
General and administrative expenses	92.4	89.0	0.7	436.0	618.1
Restructuring and impairments	5.3	8.8	(0.1)	11.1	25.1
Total operating expenses	6,213.9	1,652.4	388.8	499.1	8,754.2
Income from equity method investees	—	(0.1)	50.9	—	50.8
Operating income/(loss)	$679.9	$398.6	$229.9	$(480.3)	$828.1
Interest income and other, net					37.0
Interest expense					(137.0)
Earnings before income taxes					$728.1

Quarter Ended	North America	International	Channel Development	Corporate and Other	Total
March 30, 2025
Total net revenues	$6,472.7	$1,867.1	$409.0	$12.8	$8,761.6
Product and distribution costs	1,807.1	659.8	257.7	13.0	2,737.6
Store operating expenses	3,431.6	744.4	—	—	4,176.0
Other operating expenses	68.6	55.1	15.0	—	138.7
Depreciation and amortization expenses	299.2	89.0	—	30.7	418.9
General and administrative expenses	96.6	84.8	1.2	449.7	632.3
Restructuring and impairments	21.3	16.8	0.9	77.2	116.2
Total operating expenses	5,724.4	1,649.9	274.8	570.6	8,219.7
Income from equity method investees	—	(0.2)	59.3	—	59.1
Operating income/(loss)	$748.3	$217.0	$193.5	$(557.8)	$601.0
Interest income and other, net					28.4
Interest expense					(127.3)
Earnings before income taxes					$502.1

Two Quarters Ended	North America	International	Channel Development	Corporate and Other	Total
March 29, 2026
Total net revenues	$14,174.3	$4,116.0	$1,090.5	$65.8	$19,446.6
Product and distribution costs	4,204.3	1,497.8	723.1	56.9	6,482.1
Store operating expenses	7,477.0	1,484.0	—	—	8,961.0
Other operating expenses	115.8	112.3	31.5	2.1	261.7
Depreciation and amortization expenses	598.3	102.7	—	63.3	764.3
General and administrative expenses	186.7	184.9	1.9	883.3	1,256.8
Restructuring and impairments	45.3	52.4	0.1	15.4	113.2
Total operating expenses	12,627.4	3,434.1	756.6	1,021.0	17,839.1
Income from equity method investees	—	(0.5)	111.8	—	111.3
Operating income/(loss)	$1,546.9	$681.4	$445.7	$(955.2)	$1,718.8
Interest income and other, net					50.1
Interest expense					(276.0)
Earnings before income taxes					$1,492.9

Two Quarters Ended	North America	International	Channel Development	Corporate and Other	Total
March 30, 2025
Total net revenues	$13,544.6	$3,738.4	$845.3	$31.1	$18,159.4
Product and distribution costs	3,774.6	1,306.8	517.5	32.4	5,631.3
Store operating expenses	6,890.1	1,489.0	—	—	8,379.1
Other operating expenses	147.0	115.7	28.4	0.2	291.3
Depreciation and amortization expenses	588.1	178.1	—	60.0	826.2
General and administrative expenses	193.9	177.2	3.1	923.8	1,298.0
Restructuring and impairments	21.3	16.8	0.9	77.2	116.2
Total operating expenses	11,615.0	3,283.6	549.9	1,093.6	16,542.1
Income from equity method investees	—	(0.7)	106.2	—	105.5
Operating income/(loss)	$1,929.6	$454.1	$401.6	$(1,062.5)	$1,722.8
Interest income and other, net					$56.2
Interest expense					(254.5)
Earnings before income taxes					$1,524.5
Note 17: Restructuring
In the fourth quarter of fiscal 2024, we announced our “Back to Starbucks” strategy, which was implemented with the goal to bring customers back to our stores and return to growth by revitalizing coffeehouses, enhancing the customer experience, and improving efficiency. As part of this strategy, during the second quarter of fiscal 2025, we further decided and announced our plan to restructure our support organization in an effort to operate more efficiently, increase accountability, reduce complexity, and drive better integration, which resulted in a reduction in our support partner workforce. During the quarter and two quarters ended March 30, 2025, we recognized pre-tax restructuring charges of $116.2 million, primarily associated with partner severance costs. These costs were recorded to restructuring and impairments on our consolidated statement of earnings.

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

During the quarter and two quarters ended March 29, 2026, 62 and 227 stores, respectively, were closed, and approximately $25.1 million and $113.2 million, respectively, was recorded to restructuring and impairments on our consolidated statement of earnings. This total consists of accelerated amortization of ROU lease assets and other lease exit costs, disposal and impairment of company-operated store assets, and employee severance, separation and other costs.

In the second quarter of fiscal 2026, management approved a restructuring plan to relocate certain functions of our support organization to an additional office in Nashville, Tennessee, further supporting the Company’s “Back to Starbucks” strategy and the intention to establish a more strategic presence in the Southeast region of the United States. Restructuring charges under this plan were immaterial during the quarter ended March 29, 2026.

The tables below present the restructuring and impairment charges by reportable operating segment and Corporate and Other (in millions):

Quarter Ended March 29, 2026	North America	International	Channel Development	Corporate and Other	Total
Disposal and impairment of store assets	$14.2	$0.1	$—	$—	$14.3
Employee severance, separation and other costs	(6.4)	3.2	(0.1)	11.1	7.8
Amortization of ROU lease assets and other lease exit costs	(2.5)	5.5	—	—	3.0
Total Restructuring and impairment costs	$5.3	$8.8	$(0.1)	$11.1	$25.1

Two Quarters Ended March 29, 2026	North America	International	Channel Development	Corporate and Other	Total
Disposal and impairment of store assets	$39.0	$0.1	$—	$—	$39.1
Employee severance, separation and other costs	1.6	5.1	0.1	15.4	22.2
Amortization of ROU lease assets and other lease exit costs	4.7	47.2	—	—	51.9
Total Restructuring and impairment costs	$45.3	$52.4	$0.1	$15.4	$113.2

The table below presents the balance of liabilities related to the restructuring plan by major type of cost (in millions):

	Employee severance, separation and other costs	Lease exit and other related costs (1)	Total
Beginning balance at September 28, 2025	$158.9	$238.9	$397.8
Restructuring costs incurred	22.2	51.9	74.1
Cash payments	(137.9)	(93.0)	(230.9)
Divestiture (2)	(2.6)	(1.9)	(4.5)
Other (3)	(14.2)	—	(14.2)
Ending balance at March 29, 2026	$26.4	$195.9	$222.3
(1) The operating lease liability balance for total stores under the restructuring plan was $243.2 million as of March 29, 2026.
(2) The decrease was a result of Starbucks retail operations in China being classified as held for sale.
(3) “Other” primarily consists of updates to accrual estimates.
As of March 29, 2026, the majority of the remaining accrued employee separation costs are reflected in accrued payroll and benefits and the remaining accrued lease-related costs are reflected in the operating lease liability on the consolidated balance sheet.

We anticipate substantial completion of the fiscal 2025 restructuring plan and remaining store closures within fiscal year 2026. The Company estimates that it will incur approximately $150 million related to that plan during the remainder of fiscal 2026, primarily related to other lease exit costs and accelerated ROU lease asset amortization in our North America operating segment. The majority of the accrued liability balance as of March 29, 2026, relates to restructuring charges expected to be paid out by the end of fiscal year 2026.

Note 18: Subsequent Event
On March 30, 2026, following completion of the second fiscal quarter of 2026, we closed the previously announced divestiture of 60% of our Starbucks retail operations in China to Boyu Capital, our joint venture partner, for total consideration of $3.1 billion. Starbucks retained a 40% interest in the joint venture and continues to own and license the Starbucks brand and intellectual property to the new entity. The partial divestiture resulted in the conversion of 7,991 company-operated stores to licensed stores within our International segment. We currently plan to use the proceeds for debt reduction, strengthening our balance sheet, and allowing us to execute our long-term growth strategy with greater financial flexibility. As of March 29, 2026, all assets and liabilities related to the retail operations in China were classified as held for sale within the Company’s Consolidated Balance Sheets. See Note 2, Acquisitions and Divestitures, for further discussion. While the Company is still evaluating the effects the transaction will have on its fiscal third quarter financial results, we anticipate recognizing a material pre-tax gain on the sale. Following the closing, we transitioned from recording revenues and expenses of the disposal group to recording our share of income from the joint venture, recognized as income from equity investees under the equity method of accounting, and recording revenues related to product sales and royalties. The disposal group was deconsolidated from our financial statements and will be reported as part of our licensed portfolio in the third quarter of fiscal 2026.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Interim Report on Form 10-Q includes certain“forward-looking”statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the potential future results of Starbucks Corporation (together with its subsidiaries) that are based on our current expectations, estimates, forecasts, and projections about, among other things, our business, our results of operations, the industry in which we operate, our economic and market outlook, and the beliefs and assumptions of our management. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “continues,” “expects,” “anticipates,” “forecasts,” “estimates,” “intends,” “plans,” “seeks,” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “would,” “may,” “aims,” “intends,” or “projects,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. Our forward-looking statements, and the risks and uncertainties related thereto, include, but are not limited to, those described under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our most recently filed 10-K and 10-Q and in other reports we file with the U.S. Securities and Exchange Commission (“SEC”), as well as, among others:

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
• the costs and risks associated with, and the successful execution and effects of, strategic changes to our ownership and operating structure, including as a result of acquisitions, divestitures, other strategic transactions or entry into joint ventures, including our joint venture with respect to Starbucks retail operations in China;
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
• the potential negative effects of food or beverage safety incidents or product recalls, including any perceived association of our products or brands with such incidents;
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
• inherent risks of operating a global business, including changing conditions in our markets; local factors affecting store openings; protectionist trade or foreign investment policies, such as tariffs and import/export regulations; economic or trade sanctions; compliance with local laws and other regulations; and local labor policies and conditions, including labor strikes and work stoppages;
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
• the impact of, and our ability to respond to, substantial competition from new entrants, consolidations by competitors, and other competitive activities, such as pricing actions (including price reductions, promotions, discounting, couponing, or free goods); marketing; category expansion; product introductions; or entry or expansion in our geographic markets;

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
This information should be read in conjunction with the unaudited consolidated financial statements and the notes included in Item 1 of Part I of this 10-Q, as well as the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in the 10-K.

Introduction and Overview
Starbucks is the premier roaster, marketer, and retailer of specialty coffee globally, with a presence in 90 markets worldwide. As of March 29, 2026, Starbucks had more than 41,000 company-operated and licensed stores, an increase of 1% from the prior year. Additionally, we sell a variety of consumer-packaged goods, primarily through the Global Coffee Alliance established with Nestlé and other partnerships and joint ventures.
We have three reportable operating segments: 1) North America, which is inclusive of the U.S. and Canada; 2) International, which is inclusive of China, Japan, Asia Pacific, Europe, Middle East, Africa, Latin America, and the Caribbean; and 3) Channel Development. Unallocated corporate expenses are reported within Corporate and Other.
We believe our financial results and long-term growth model will continue to be driven by new store openings, comparable store sales, and operating margin management, underpinned by disciplined capital allocation. The comparable store sales metric includes company-operated stores open 13 months or longer, and excludes the effects of foreign currency exchange rates. Stores that are temporarily closed for fewer than three weeks or operating at reduced hours remain in comparable store sales while permanent store closures are removed in the month following closure. We analyze comparable store sales on a constant currency basis as this helps identify underlying business trends without distortion from the effects of currency movements. Throughout this MD&A, we commonly discuss the following key operating metrics, which we believe are useful to investors because management uses these metrics to assess the growth of our business and the effectiveness of our marketing and operational strategies:
•New store openings and store count
•Comparable store sales
•Operating margin
Our fiscal year ends on the Sunday closest to September 30. Fiscal 2026 and 2025 include 52 weeks. All references to store counts, including data for new store openings, are reported net of store closures, unless otherwise noted.
Starbucks results for the second quarter of fiscal 2026 showed continued progress and momentum on key “Back to Starbucks” initiatives, as demonstrated through meaningful revenue growth. These investments included the Green Apron Service standard to improve the coffeehouse experience, engaging consumer marketing, disciplined menu innovation, and a redesigned Starbucks Rewards program, all of which deliver greater connection, consistency, and value for customers. During the second quarter of fiscal 2026, consolidated net revenues increased 9% to $9.5 billion compared to $8.8 billion in the second quarter of fiscal 2025, primarily due to a 6.2% increase in global comparable store sales, driven by a 7.1% increase in the U.S. market and a 2.6% increase internationally. Also contributing to the increase was higher revenues from the Global Coffee Alliance and our licensed store business. Specific to the U.S. market, the increase in comparable store sales was driven by a 4.3% increase in comparable transactions and a 2.7% increase in average ticket, primarily driven by higher delivery sales in the current year. Consolidated operating margin expanded 180 basis points from the prior year to 8.7%, primarily driven by sales leverage and lower store operating and depreciation and amortization costs after classifying assets for Starbucks retail operations in China as held for sale, partially offset by labor investments largely in support of “Back to Starbucks.”
In support of our “Back to Starbucks” strategy, as part of the restructuring plan announced in the fourth quarter of fiscal 2025, we continued to close stores that did not demonstrate a viable path to profitability or meet our standards of delivering a warm, welcoming space for our customers and partners. Those store closures in North America were substantially completed in fiscal 2025, and the majority of those International store closures were completed in the first quarter of fiscal 2026. With a healthier base of coffeehouses, we expect meaningful opportunity for disciplined growth. We anticipate that these actions, along with our simplified broader support organization, will allow us to restructure, redeploy, and refocus our resources on priorities that we believe will deliver long-term sustainable business growth.
In the second quarter of fiscal 2026, management approved a restructuring plan to relocate certain functions of our support organization to an additional office in Nashville, Tennessee, further supporting the Company’s “Back to Starbucks” strategy and the intention to establish a more strategic presence in the Southeast region of the United States. Our new office in Nashville reflects three key advantages: proximity to key suppliers, access to a deep and growing talent pool in the region, notably in technology, and alignment with where we expect future coffeehouse growth.

As the fiscal year progresses, we will continue to refine and execute our “Back to Starbucks” initiatives to continue topline momentum and build sales leverage while investing in our cafes and customer experience, delivering seamless digital experiences, strengthening our supply chain, and enabling technological efficiencies. We will continue to amplify our brand, engaging with our customers authentically and distinctly as Starbucks, through broad-based marketing, with the goal of deepening brand loyalty and affinity. As our international business shifts toward a more predominantly licensed model, we will look toward strengthening how we support our licensed business partners. Our approach will strive to bring decision-making closer to customers and local markets, while enabling us to focus on establishing standards and best practices. We expect certain macroeconomic pressures to alleviate in the second half of the fiscal year, including impacts on product and distribution costs from tariffs and elevated coffee pricing. While we believe we are making the right strategic investments to improve our operating foundations, our focus going forward will be on driving consistency at scale while balancing and maintaining a healthier cost structure. We will continue to test, learn, and refine our approach to deliver the best of Starbucks to drive durable, profitable, long-term growth.
In November, we announced that the Company entered into an agreement to form a joint venture with Boyu Capital to operate Starbucks retail in China (the “disposal group”), marking a significant milestone in the Company’s long-term strategy to unlock sustainable, disciplined growth in one of the Company’s critical growth markets.
During the first quarter of fiscal 2026, we classified the assets and liabilities of the disposal group as held for sale on the consolidated balance sheets and the disposal group remained classified as held for sale as of March 29, 2026. The classification required us to cease property, plant, and equipment depreciation and operating lease ROU asset amortization of the related long-lived assets, resulting in reduced depreciation and amortization and store operating expenses, which were reflected through the close of the transaction. We also changed our indefinite reinvestment assertions upon classification as held for sale resulting in an increase in our income tax expense.
On March 30, 2026, in the third quarter of fiscal 2026, the transaction subsequently closed, and under the terms of the agreement, funds managed by Boyu Capital acquired a 60% stake in Starbucks China retail operations, while Starbucks retained a 40% ownership interest and continues to own and license the brand and intellectual property to the joint venture. The joint venture oversees 7,991 company-operated coffeehouses, which transitioned to a licensed operating model, with a shared long-term aspiration to grow to as many as 20,000 locations over time.
Further, Starbucks and Boyu Capital transitioned into the operational phase of the joint venture, with a focus on expansion, innovation, and delivering exceptional coffee and welcoming experiences to customers across China. We transitioned from recording revenues and expenses of the disposal group to recording our share of income from the joint venture, recognized as income from equity investees under the equity method of accounting. This transition will result in lower revenues and higher operating margin for Starbucks beginning in the third quarter of fiscal 2026, as compared to the historical, company-operated model. The disposal group was deconsolidated from our financial statements and will be reported as part of our licensed portfolio in the third quarter.
We currently plan to use our transaction proceeds for debt reduction, strengthening our balance sheet and allowing us to execute our long-term growth strategy with greater financial flexibility. By bringing together the trusted Starbucks brand, and Boyu Capital’s deep local expertise, we believe we will be able to serve more customers, enter more cities, strengthen profitability, and better compete in China’s dynamic and evolving market.
Results of Operations (in millions)
Revenues

	Quarter Ended				Two Quarters Ended
	Mar 29, 2026	Mar 30, 2025	$ Change	% Change	Mar 29, 2026	Mar 30, 2025	$ Change	% Change
Company-operated stores	$7,816.4	$7,285.0	$531.4	7.3%	$16,004.4	$15,070.3	$934.1	6.2%
Licensed stores	1,088.4	1,016.0	72.4	7.1	2,218.8	2,151.7	67.1	3.1
Other	626.7	460.6	166.1	36.1	1,223.4	937.4	286.0	30.5
Total net revenues	$9,531.5	$8,761.6	$769.9	8.8%	$19,446.6	$18,159.4	$1,287.2	7.1%
For the quarter ended March 29, 2026, compared with the quarter ended March 30, 2025
Total net revenues for the second quarter of fiscal 2026 increased $770 million, primarily due to higher revenues from company-operated stores ($531 million) and other revenues ($166 million).

Company-operated stores revenue increased $531 million, primarily driven by a 6.2% increase in comparable store sales ($433 million) attributable to a 3.8% increase in comparable transactions and a 2.3% increase in average ticket. Also contributing to the overall increase in company-operated stores revenue were incremental revenues from 52 net-new company-operated stores over the past 12 months ($50 million).
Licensed stores revenue increased $72 million, primarily driven by higher product sales to, and royalty revenues from, our licensees ($86 million), partially offset by lower equipment sales to licensees ($15 million).
Other revenues increased $166 million, primarily due to an increase in revenue in the Global Coffee Alliance ($149 million).
For the two quarters ended March 29, 2026, compared with the two quarters ended March 30, 2025
Total net revenues for the first two quarters of fiscal 2026 increased $1.3 billion, primarily due to higher revenues from company-operated stores ($934 million) and other revenues ($286 million).
Company-operated stores revenue increased $934 million, primarily driven by a 5.0% increase in comparable store sales ($726 million) attributable to a 3.3% increase in comparable transactions and a 1.7% increase in average ticket. Also contributing to the overall increase in company-operated stores revenue were incremental revenues from 52 net-new company-operated stores over the past 12 months ($149 million).
Licensed stores revenue increased $67 million, primarily driven by higher product sales to, and royalty revenues from, our licensees in our International segment ($132 million). The increase in licensed stores revenue was partially offset by lower equipment sales to our licensees globally ($36 million) and a decrease in product sales to, and royalty revenues from, our licensees in our North America segment ($29 million).
Other revenues increased $286 million, primarily due to an increase in revenue in the Global Coffee Alliance ($222 million) and increased sales of cocoa butter to third parties ($34 million).
Operating Expenses

	Quarter Ended					Two Quarters Ended
	Mar 29, 2026	Mar 30, 2025	$ Change	Mar 29, 2026	Mar 30, 2025	Mar 29, 2026	Mar 30, 2025	$ Change	Mar 29, 2026	Mar 30, 2025
				As a % of Total Net Revenues					As a % of Total Net Revenues
Product and distribution costs	$3,208.5	$2,737.6	$470.9	33.7%	31.2%	$6,482.1	$5,631.3	$850.8	33.3%	31.0%
Store operating expenses	4,408.6	4,176.0	232.6	46.3	47.7	8,961.0	8,379.1	581.9	46.1	46.1
Other operating expenses	130.5	138.7	(8.2)	1.4	1.6	261.7	291.3	(29.6)	1.3	1.6
Depreciation and amortization expenses	363.4	418.9	(55.5)	3.8	4.8	764.3	826.2	(61.9)	3.9	4.5
General and administrative expenses	618.1	632.3	(14.2)	6.5	7.2	1,256.8	1,298.0	(41.2)	6.5	7.1
Restructuring and impairments	25.1	116.2	(91.1)	0.3	1.3	113.2	116.2	(3.0)	0.6	0.6
Total operating expenses	8,754.2	8,219.7	534.5	91.8	93.8	17,839.1	16,542.1	1,297.0	91.7	91.1
Income from equity investees	50.8	59.1	(8.3)	0.5	0.7	111.3	105.5	5.8	0.6	0.6
Operating income	$828.1	$601.0	$227.1	8.7%	6.9%	$1,718.8	$1,722.8	$(4.0)	8.8%	9.5%
Store operating expenses as a % of company-operated stores revenue				56.4%	57.3%				56.0%	55.6%
For the quarter ended March 29, 2026, compared with the quarter ended March 30, 2025
Product and distribution costs as a percentage of total net revenues increased 250 basis points for the second quarter of fiscal 2026, largely due to mix shift (90 basis points) and inflationary pressures (approximately 90 basis points), primarily driven by elevated coffee pricing and tariffs.

Store operating expenses as a percentage of total net revenues decreased 140 basis points for the second quarter of fiscal 2026. Store operating expenses as a percentage of company-operated stores revenue decreased 90 basis points, primarily due to sales leverage (330 basis points), partially offset by labor investments largely in support of “Back to Starbucks” (approximately 230 basis points).
Other operating expenses decreased $8 million, primarily due to savings from simplifying our licensed business support organization ($16 million).
Depreciation and amortization expenses as a percentage of total net revenues decreased 100 basis points, primarily as a result of ceasing depreciation upon classifying our Starbucks retail operations in China as held for sale.
General and administrative expenses decreased $14 million, primarily due to restructuring-related savings ($44 million), partially offset by increases in performance-based compensation ($27 million).
Restructuring and impairments decreased $91 million, largely due to lapping costs associated with the simplification of our support organization in the prior year. See Note 17, Restructuring, to the consolidated financial statements included in Item 1 of Part I of this 10-Q for further discussion.
Income from equity investees decreased $8 million, primarily due to income from our North American Coffee Partnership joint venture.
The combination of these changes resulted in an overall increase in operating margin of 180 basis points for the second quarter of fiscal 2026.
For the two quarters ended March 29, 2026, compared with the two quarters ended March 30, 2025
Product and distribution costs as a percentage of total net revenues increased 230 basis points for the first two quarters of fiscal 2026, largely due to inflationary pressures (approximately 120 basis points), primarily driven by elevated coffee pricing and tariffs, and mix shift (70 basis points).
Store operating expenses as a percentage of total net revenues was flat for the first two quarters of fiscal 2026. Store operating expenses as a percentage of company-operated stores revenue increased 40 basis points, primarily due to labor investments largely in support of “Back to Starbucks” (approximately 230 basis points), offset by sales leverage (approximately 240 basis points).
Other operating expenses decreased $30 million, primarily due to savings from simplifying our licensed business support organization ($31 million).
Depreciation and amortization expenses as a percentage of total net revenues decreased 60 basis points, primarily as a result of ceasing depreciation upon classifying our Starbucks retail operations in China as held for sale.
General and administrative expenses decreased $41 million, largely due to restructuring-related savings ($111 million), partially offset by increases in performance-based compensation ($27 million) and transaction-related expenses related to the strategic partnership with Boyu Capital to operate Starbucks retail in China ($30 million).
Restructuring and impairments decreased $3 million, largely due to lapping costs associated with the simplification of our support organization in the prior year, partially offset by costs associated with the closure of coffeehouses in the current year. See Note 17, Restructuring, to the consolidated financial statements included in Item 1 of Part I of this 10-Q, for further discussion.
Income from equity investees increased $6 million, primarily due to income from our North American Coffee Partnership joint venture.
The combination of these changes resulted in an overall decrease in operating margin of 70 basis points for the first two quarters of fiscal 2026.

Other Income and Expenses

	Quarter Ended					Two Quarters Ended
	Mar 29, 2026	Mar 30, 2025	$ Change	Mar 29, 2026	Mar 30, 2025	Mar 29, 2026	Mar 30, 2025	$ Change	Mar 29, 2026	Mar 30, 2025
				As a % of Total Net Revenues					As a % of Total Net Revenues
Operating income	$828.1	$601.0	$227.1	8.7%	6.9%	$1,718.8	$1,722.8	$(4.0)	8.8%	9.5%
Interest income and other, net	37.0	28.4	8.6	0.4	0.3	50.1	56.2	(6.1)	0.3	0.3
Interest expense	(137.0)	(127.3)	(9.7)	(1.4)	(1.5)	(276.0)	(254.5)	(21.5)	(1.4)	(1.4)
Earnings before income taxes	728.1	502.1	226.0	7.6	5.7	1,492.9	1,524.5	(31.6)	7.7	8.4
Income tax expense	217.3	118.0	99.3	2.3%	1.3%	688.9	359.4	329.5	3.5%	2.0%
Net earnings including noncontrolling interests	510.8	384.1	126.7	5.4	4.4	804.0	1,165.1	(361.1)	4.1	6.4
Net earnings/(loss) attributable to noncontrolling interests	(0.1)	(0.1)	0.0	0.0	0.0	(0.2)	0.1	(0.3)	0.0	0.0
Net earnings attributable to Starbucks	$510.9	$384.2	$126.7	5.4%	4.4%	$804.2	$1,165.0	$(360.8)	4.1%	6.4%
Effective tax rate including noncontrolling interests				29.8%	23.5%				46.1%	23.6%
For the quarter ended March 29, 2026, compared with the quarter ended March 30, 2025
Interest income and other, net increased $9 million, primarily due to favorable investment performance.
Interest expense increased $10 million, primarily due to higher interest rates on refinanced long-term debt in the current year and reduced savings from cross-currency interest rate hedging.
The effective tax rate for the quarter ended March 29, 2026, was 29.8% compared to 23.5% for the same period in fiscal 2025. The increase was primarily due to the impact of reorganizing certain entities in China (approximately 280 basis points), the $8 million discrete increase to the change in indefinite reinvestment assertions as a result of classifying the Starbucks retail operations in China as held for sale in the first quarter of fiscal 2026 (approximately 110 basis points), and the effect of higher pre-tax earnings and the proportionate impacts from certain permanent differences and discrete items.
For the two quarters ended March 29, 2026, compared with the two quarters ended March 30, 2025
Interest income and other, net decreased $6 million, primarily due to non-core investment impairments.
Interest expense increased $22 million, primarily due to higher interest rates on refinanced long-term debt in the current year and reduced savings from cross-currency interest rate hedging.
The effective tax rate for the two quarters ended March 29, 2026, was 46.1% compared to 23.6% for the same period in fiscal 2025. The increase was primarily due to the $273 million discrete impact of changes in indefinite reinvestment assertions as a result of classifying Starbucks retail operations in China as held for sale in the first quarter of fiscal 2026 (approximately 1,830 basis points), lapping the discrete impact of a tax status change for a certain foreign entity in the first quarter of fiscal 2025 (approximately 200 basis points), and the impact of reorganizing certain entities in China (approximately 130 basis points).

Segment Information
Results of operations by segment (in millions):
North America

	Quarter Ended					Two Quarters Ended
	Mar 29, 2026	Mar 30, 2025	$ Change	Mar 29, 2026	Mar 30, 2025	Mar 29, 2026	Mar 30, 2025	$ Change	Mar 29, 2026	Mar 30, 2025
				As a % of North America Total Net Revenues					As a % of North America Total Net Revenues
Net revenues:
Company-operated stores	$6,284.7	$5,861.7	$423.0	91.2%	90.6%	$12,920.2	$12,229.5	$690.7	91.2%	90.3%
Licensed stores	608.0	610.3	(2.3)	8.8	9.4	1,251.2	1,313.0	(61.8)	8.8	9.7
Other	1.1	0.7	0.4	0.0	0.0	2.9	2.1	0.8	0.0	0.0
Total net revenues	6,893.8	6,472.7	421.1	100.0	100.0	14,174.3	13,544.6	629.7	100.0	100.0
Product and distribution costs	2,068.8	1,807.1	261.7	30.0	27.9	4,204.3	3,774.6	429.7	29.7	27.9
Store operating expenses	3,691.9	3,431.6	260.3	53.6	53.0	7,477.0	6,890.1	586.9	52.8	50.9
Other operating expenses	56.0	68.6	(12.6)	0.8	1.1	115.8	147.0	(31.2)	0.8	1.1
Depreciation and amortization expenses	299.5	299.2	0.3	4.3	4.6	598.3	588.1	10.2	4.2	4.3
General and administrative expenses	92.4	96.6	(4.2)	1.3	1.5	186.7	193.9	(7.2)	1.3	1.4
Restructuring and impairments	5.3	21.3	(16.0)	0.1	0.3	45.3	21.3	24.0	0.3	0.2
Total operating expenses	6,213.9	5,724.4	489.5	90.1	88.4	12,627.4	11,615.0	1,012.4	89.1	85.8
Operating income	$679.9	$748.3	$(68.4)	9.9%	11.6%	$1,546.9	$1,929.6	$(382.7)	10.9%	14.2%
Store operating expenses as a % of company-operated stores revenue				58.7%	58.5%				57.9%	56.3%
For the quarter ended March 29, 2026, compared with the quarter ended March 30, 2025
Revenues
North America total net revenues for the second quarter of fiscal 2026 increased $421 million, or 7%, primarily driven by an increase in company-operated stores revenue due to a 7.1% increase in comparable store sales ($396 million), driven by a 4.4% increase in comparable transactions and a 2.6% increase in average ticket, primarily due to higher delivery sales.
Operating Margin
North America operating income for the second quarter of fiscal 2026 decreased 9% to $680 million, compared to $748 million in the second quarter of fiscal 2025. Operating margin contracted 170 basis points to 10%, primarily driven by labor investments largely in support of “Back to Starbucks,” (approximately 260 basis points), product mix shift (90 basis points) and inflationary pressures (approximately 90 basis points), primarily driven by tariffs and elevated coffee pricing, partially offset by sales leverage (370 basis points).

For the two quarters ended March 29, 2026, compared with the two quarters ended March 30, 2025
Revenues
North America total net revenues for the first two quarters of fiscal 2026 increased $630 million, or 5%, primarily driven by an increase in company-operated stores revenue due to a 5.3% increase in comparable store sales ($618 million), driven by a 3.6% increase in comparable transactions and a 1.6% increase in average ticket, primarily due to higher delivery sales, and an increase in customer beverage modifications.
Operating Margin
North America operating income for the first two quarters of fiscal 2026 decreased 20% to $1.5 billion, compared to $1.9 billion in the first two quarters of fiscal 2025. Operating margin contracted 330 basis points to 11%, primarily driven by labor investments largely in support of “Back to Starbucks” (approximately 260 basis points), inflationary pressures (approximately 120 basis points), primarily driven by tariffs and elevated coffee pricing, and product mix shift (40 basis points), partially offset by sales leverage (180 basis points).

International

	Quarter Ended					Two Quarters Ended
	Mar 29, 2026	Mar 30, 2025	$ Change	Mar 29, 2026	Mar 30, 2025	Mar 29, 2026	Mar 30, 2025	$ Change	Mar 29, 2026	Mar 30, 2025
				As a % of International Total Net Revenues					As a % of International Total Net Revenues
Net revenues:
Company-operated stores	$1,531.7	$1,423.3	$108.4	74.7%	76.2%	$3,084.2	$2,840.8	$243.4	74.9%	76.0%
Licensed stores	480.4	405.7	74.7	23.4	21.7	967.6	838.7	128.9	23.5	22.4
Other	39.0	38.1	0.9	1.9	2.0	64.2	58.9	5.3	1.6	1.6
Total net revenues	2,051.1	1,867.1	184.0	100.0	100.0	4,116.0	3,738.4	377.6	100.0	100.0
Product and distribution costs	749.7	659.8	89.9	36.6	35.3	1,497.8	1,306.8	191.0	36.4	35.0
Store operating expenses	716.7	744.4	(27.7)	34.9	39.9	1,484.0	1,489.0	(5.0)	36.1	39.8
Other operating expenses	55.6	55.1	0.5	2.7	3.0	112.3	115.7	(3.4)	2.7	3.1
Depreciation and amortization expenses	32.6	89.0	(56.4)	1.6	4.8	102.7	178.1	(75.4)	2.5	4.8
General and administrative expenses	89.0	84.8	4.2	4.3	4.5	184.9	177.2	7.7	4.5	4.7
Restructuring and impairments	8.8	16.8	(8.0)	0.4	0.9	52.4	16.8	35.6	1.3	0.4
Total operating expenses	1,652.4	1,649.9	2.5	80.6	88.4	3,434.1	3,283.6	150.5	83.4	87.8
Income/(loss) from equity investees	(0.1)	(0.2)	0.1	0.0	0.0	(0.5)	(0.7)	0.2	0.0	0.0
Operating income	$398.6	$217.0	$181.6	19.4%	11.6%	$681.4	$454.1	$227.3	16.6%	12.1%
Store operating expenses as a % of company-operated stores revenue				46.8%	52.3%				48.1%	52.4%
For the quarter ended March 29, 2026, compared with the quarter ended March 30, 2025
Revenues
International total net revenues for the second quarter of fiscal 2026 increased $184 million, or 10%, primarily driven by higher product sales to, and royalty revenues from, our licensees ($74 million), primarily due to the opening of 321 net-new licensed stores over the past 12 months. Additional contributing factors were favorable foreign currency translation impacts ($40 million), an increase in company-operated stores revenue due to a 2.6% increase in comparable store sales ($37 million), driven by a 2.1% increase in comparable transactions and a 0.5% increase in average ticket, and net-new company-operated store growth of 3%, or 261 stores, over the past 12 months ($35 million).
Operating Margin
International operating income for the second quarter of fiscal 2026 increased 84% to $399 million, compared to $217 million in the second quarter of fiscal 2025. Operating margin expanded 780 basis points to 19%, primarily due to lower store operating and depreciation and amortization costs after classifying assets for Starbucks retail operations in China as held for sale (approximately 520 basis points), and sales leverage (430 basis points), partially offset by inflationary pressures (approximately 120 basis points), primarily driven by elevated coffee pricing.

For the two quarters ended March 29, 2026, compared with the two quarters ended March 30, 2025
Revenues
International total net revenues for the first two quarters of fiscal 2026 increased $378 million, or 10%, primarily driven by higher product sales to, and royalty revenues from, our licensees ($132 million), primarily due to the opening of 321 net-new licensed stores over the past 12 months. Also contributing was an increase in company-operated stores revenue due to a 3.9% increase in comparable store sales ($108 million), driven by a 2.5% increase in comparable transactions and a 1.4% increase in average ticket, as well as net-new company-operated store growth of 3%, or 261 stores, over the past 12 months ($85 million), and favorable foreign currency translation impacts ($51 million).
Operating Margin
International operating income for the first two quarters of fiscal 2026 increased 50% to $681 million, compared to $454 million in the first two quarters of fiscal 2025. Operating margin expanded 450 basis points to 17%, primarily due to sales leverage (420 basis points) and lower store operating and depreciation and amortization costs after classifying assets for Starbucks retail operations in China as held for sale (approximately 340 basis points), partially offset by inflationary pressures (approximately 160 basis points), primarily driven by elevated coffee pricing, and restructuring costs associated with the closure of coffeehouses (approximately 90 basis points).
Channel Development

	Quarter Ended					Two Quarters Ended
	Mar 29, 2026	Mar 30, 2025	$ Change	Mar 29, 2026	Mar 30, 2025	Mar 29, 2026	Mar 30, 2025	$ Change	Mar 29, 2026	Mar 30, 2025
				As a % of Channel Development Total Net Revenues					As a % of Channel Development Total Net Revenues
Net revenues	$567.8	$409.0	$158.8			$1,090.5	$845.3	$245.2
Product and distribution costs	370.5	257.7	112.8	65.3%	63.0%	723.1	517.5	205.6	66.3%	61.2%
Other operating expenses	17.7	15.0	2.7	3.1	3.7	31.5	28.4	3.1	2.9	3.4
General and administrative expenses	0.7	1.2	(0.5)	0.1	0.3	1.9	3.1	(1.2)	0.2	0.4
Restructuring and impairments	(0.1)	0.9	(1.0)	0.0	0.2	0.1	0.9	(0.8)	0.0	0.1
Total operating expenses	388.8	274.8	114.0	68.5	67.2	756.6	549.9	206.7	69.4	65.1
Income from equity investees	50.9	59.3	(8.4)	9.0	14.5	111.8	106.2	5.6	10.3	12.6
Operating income	$229.9	$193.5	$36.4	40.5%	47.3%	$445.7	$401.6	$44.1	40.9%	47.5%
For the quarter ended March 29, 2026, compared with the quarter ended March 30, 2025
Revenues
Channel Development total net revenues for the second quarter of fiscal 2026 increased $159 million, or 39%, primarily due to an increase in revenue in the Global Coffee Alliance ($149 million).
Operating Margin
Channel Development operating income for the second quarter of fiscal 2026 increased 19% to $230 million, compared to $194 million in the second quarter of fiscal 2025. Operating margin contracted 680 basis points to 41%, primarily driven by lower income from the North American Coffee Partnership joint venture relative to segment revenue growth (approximately 550 basis points) and other product mix shifts (160 basis points).

For the two quarters ended March 29, 2026, compared with the two quarters ended March 30, 2025
Revenues
Channel Development total net revenues for the first two quarters of fiscal 2026 increased $245 million, or 29%, primarily due to an increase in revenue in the Global Coffee Alliance ($222 million).
Operating Margin
Channel Development operating income for the first two quarters of fiscal 2026 increased 11% to $446 million, compared to $402 million in the first two quarters of fiscal 2025. Operating margin contracted 660 basis points to 41%, primarily driven by product mix shifts (approximately 470 basis points) and lower North American Coffee Partnership joint venture income growth relative to segment revenue growth (230 basis points).
Corporate and Other

	Quarter Ended				Two Quarters Ended
	Mar 29, 2026	Mar 30, 2025	$ Change	% Change	Mar 29, 2026	Mar 30, 2025	$ Change	% Change
Net revenues:
Other	$18.8	$12.8	$6.0	46.9%	$65.8	$31.1	$34.7	111.6%
Total net revenues	18.8	12.8	6.0	46.9	65.8	31.1	34.7	111.6
Product and distribution costs	19.5	13.0	6.5	50.0	56.9	32.4	24.5	75.6
Other operating expenses	1.2	—	1.2	nm	2.1	0.2	1.9	950.0
Depreciation and amortization expenses	31.3	30.7	0.6	2.0	63.3	60.0	3.3	5.5
General and administrative expenses	436.0	449.7	(13.7)	(3.0)	883.3	923.8	(40.5)	(4.4)
Restructuring and impairments	11.1	77.2	(66.1)	(85.6)	15.4	77.2	(61.8)	(80.1)
Total operating expenses	499.1	570.6	(71.5)	(12.5)	1,021.0	1,093.6	(72.6)	(6.6)
Operating loss	$(480.3)	$(557.8)	$77.5	(13.9)%	$(955.2)	$(1,062.5)	$107.3	(10.1)%
Corporate and Other primarily consists of our unallocated corporate expenses and sales of cocoa butter to third parties. Unallocated corporate expenses include corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments.
For the quarter ended March 29, 2026, compared with the quarter ended March 30, 2025
Corporate and Other operating loss decreased 14% to $480 million for the second quarter of fiscal 2026 compared to $558 million for the second quarter of fiscal 2025, primarily due to lower costs associated with restructuring our support organization ($66 million), primarily severance costs, in support of our “Back to Starbucks” strategy.
For the two quarters ended March 29, 2026, compared with the two quarters ended March 30, 2025
Corporate and Other operating loss decreased 10% to $955 million for the first two quarters of fiscal 2026 compared to $1.1 billion for the first two quarters of fiscal 2025, primarily due to restructuring-related savings in the current year ($111 million) and lower costs associated with restructuring our support organization ($62 million), primarily severance costs, in support of our “Back to Starbucks” strategy, partially offset by transaction-related expenses for the strategic partnership with Boyu Capital to operate Starbucks retail in China ($24 million) and increases in performance-based compensation ($20 million).

Quarterly Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) and transferred during the period (1)
	Quarter Ended		Two Quarters Ended		Stores open as of
	Mar 29, 2026	Mar 30, 2025	Mar 29, 2026	Mar 30, 2025	Mar 29, 2026	Mar 30, 2025
North America
Company-operated stores	44	89	104	170	11,122	11,331
Licensed stores	(19)	1	(30)	33	7,263	7,296
Total North America	25	90	74	203	18,385	18,627
International
Company-operated stores(2)	(10)	91	(61)	317	10,435	10,174
Licensed stores(2)	(4)	32	126	70	12,309	11,988
Total International	(14)	123	65	387	22,744	22,162
Total Company	11	213	139	590	41,129	40,789
(1)Includes 62 and 227 stores closed in the quarter and two quarters ended March 29, 2026, respectively, as part of our “Back to Starbucks” restructuring plan.
(2)Includes the conversion of 113 licensed stores to company-operated stores following the acquisition of 23.5 Degrees Topco Limited during the first quarter of fiscal 2025.
Financial Condition, Liquidity, and Capital Resources
Cash and Investment Overview
Our cash and investments were $2.0 billion as of March 29, 2026, and $3.7 billion as of September 28, 2025. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, fund acquisitions, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate debt securities and U.S. government treasury securities. As of March 29, 2026, approximately $0.8 billion of cash and short-term investments were held in foreign subsidiaries, excluding cash balances for Starbucks retail operations in China that were classified as held for sale.
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
The 2025 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of March 29, 2026, we were in compliance with all applicable covenants. No amounts were outstanding under our 2025 credit facility as of March 29, 2026, or September 28, 2025.

Commercial Paper
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our 2025 credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures, and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock, and share repurchases. We had no borrowings outstanding under our commercial paper program as of March 29, 2026 and September 28, 2025. Our total available contractual borrowing capacity for general corporate purposes was $3.0 billion as of the end of our second quarter of fiscal 2026.
Credit Facilities in Japan
Additionally, we hold the following Japanese yen-denominated credit facilities that are available for working capital needs and capital expenditures within our Japanese market:
•A ¥5.0 billion, or $31.3 million, credit facility is currently set to mature on December 30, 2026. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.400%.
•A ¥10.0 billion, or $62.6 million, credit facility is currently set to mature on March 27, 2027. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.300%.
As of March 29, 2026, and September 28, 2025, we had no borrowings outstanding under these credit facilities.
See Note 8, Debt, to the consolidated financial statements included in Item 1 of Part I of this 10-Q for details of the components of our long-term debt.
Our ability to incur new liens and conduct sale and leaseback transactions on certain material properties is subject to compliance with terms of the indentures under which the long-term notes were issued. As of March 29, 2026, we were in compliance with all applicable covenants.
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
We believe that net future cash flows generated from operations and existing cash and investments both domestically and internationally, combined with our ability to leverage our balance sheet through the issuance of debt, will be sufficient to finance capital requirements for our core businesses as well as shareholder distributions for at least the next 12 months. Aside from the proceeds from our divestiture of Starbucks retail operations in China, we are currently not aware of any trends or demands, commitments, events, or uncertainties that will result in, or that are reasonably likely to result in, our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months. We currently plan to use the proceeds from our divestiture for Starbucks retail operations in China for debt reduction, strengthening our balance sheet and allowing us to execute our long-term growth strategy with greater financial flexibility.
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

We regularly review our cash positions and our determination of partial indefinite reinvestment of foreign earnings. In the event we determine that all or another portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes, which could be material. Any foreign earnings that are not indefinitely reinvested may be repatriated at management’s discretion. In the first quarter of fiscal 2026, we released all of our remaining indefinite reinvestment assertions and recorded a discrete tax expense of $266 million, which was subsequently increased in the second quarter of fiscal 2026 by $8 million. In future periods, any foreign earnings may be repatriated at management’s discretion without any material, incremental tax consequences.
On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act ( IEEPA) were unlawful. Starbucks imports were previously subject to such tariffs under IEEPA. Effective April 20, 2026, the U.S. Customs and Border Protection launched a platform for importers of record to begin submitting IEEPA tariff refund requests. As the timing and amount of any recovery are uncertain, we are unable to estimate the financial effects, if any, at this time. We will continue to evaluate new information and will recognize the refund when the right to receive any amounts becomes probable and estimable.
During the second quarter of fiscal 2026, our Board of Directors approved a quarterly cash dividend to shareholders of $0.62 per share to be paid on May 29, 2026, to shareholders of record as of the close of business on May 15, 2026.
During the two quarters ended March 29, 2026, we made no common stock share repurchases. As of March 29, 2026, 29.8 million shares of common stock remained available for repurchase under current authorizations.
Other than normal operating expenses, cash requirements for the remainder of fiscal 2026 are expected to consist primarily of repayments of long-term debt, as well as capital expenditures for investments in our new and existing stores, our supply chain, and corporate facilities. Total capital expenditures for fiscal 2026 are expected to be moderately lower than fiscal 2025.
In the MD&A included in the 10-K, we disclosed that we had $36.5 billion of current and long-term material cash requirements as of September 28, 2025. There have been no material changes to our material cash requirements during the period covered by this 10-Q outside of the normal course of our business.
Cash Flows
Cash provided by operating activities was $2.0 billion for the first two quarters of fiscal 2026, compared to $2.4 billion for the same period in fiscal 2025. The change was primarily due to a decrease in cash flow of $380.8 million in Accounts Payable, which was primarily driven by payment timing, and a decrease in net earnings of $361.1 million. These impacts were partially offset by a net increase in cash flow of $375.4 million in deferred income taxes primarily related to the change in indefinite reinvestment assertion as a result of classifying our Starbucks retail operations in China as held for sale.
Cash used in investing activities totaled $653.3 million for the first two quarters of fiscal 2026, compared to $1.5 billion for the same period in fiscal 2025. The change was primarily due to a net decrease in capital expenditures of $685.7 million, driven by a reduction in new store investments and retail renovations in North America and global non-retail facilities spend, and lapping the acquisition of 23.5 Degrees Topco Limited in the first quarter of fiscal 2025.
Cash used in financing activities for the first two quarters of fiscal 2026 totaled $2.4 billion, compared to $1.4 billion for the same period in fiscal 2025. The change was primarily due to a $1.0 billion repayment of long-term debt in the current year.
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
During the second quarter of fiscal 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (March 29, 2026).
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Shares under our ongoing share repurchase program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or through privately negotiated transactions. The timing, manner, price, and amount of repurchases will be determined at our discretion and the share repurchase program may be suspended, terminated, or modified at any time for any reason. During the second fiscal quarter ended March 29, 2026, there was no share repurchase activity.
Item 3.Defaults upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended March 29, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6.Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	000-20322	4/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through June 25, 2025)	8-K	000-20322	6/30/2025	3.1
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—
101	The following financial statements from the Company’s 10-Q for the fiscal quarter ended March 29, 2026, formatted in iXBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements	—	—	—	—	X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	—	—	—	—	X

* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
April 28, 2026

STARBUCKS CORPORATION

By:	/s/ Cathy R. Smith
Cathy R. Smith
executive vice president, chief financial officer
Signing on behalf of the registrant and as principal financial officer