Form 10-Q
period 2026-06-28
STARBUCKS CORP
filed 2026-07-29
CIK 829224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 28, 2026
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

Shares Outstanding as of July 23, 2026
1,140.0 million

STARBUCKS CORPORATION
FORM 10-Q
For the Quarterly Period Ended June 28, 2026

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data, unaudited)

	Quarter Ended		Three Quarters Ended
	Jun 28, 2026	Jun 29, 2025	Jun 28, 2026	Jun 29, 2025
Net revenues:
Company-operated stores	$7,506.1	$7,812.5	$23,510.6	$22,882.9
Licensed stores	1,200.8	1,105.6	3,419.6	3,257.3
Other	615.8	537.9	1,839.1	1,475.2
Total net revenues	9,322.7	9,456.0	28,769.3	27,615.4
Product and distribution costs	2,828.6	2,955.5	9,310.7	8,586.8
Store operating expenses	4,197.4	4,344.8	13,158.3	12,723.9
Other operating expenses	131.9	151.6	393.6	442.8
Depreciation and amortization expenses	361.6	427.6	1,125.8	1,254.0
General and administrative expenses	598.8	677.2	1,855.7	1,975.2
Restructuring and impairments	302.6	20.8	415.8	137.0
Total operating expenses	8,420.9	8,577.5	26,259.9	25,119.7
Income from equity investees	78.6	57.1	189.9	162.7
Operating income	980.4	935.6	2,699.3	2,658.4
Net gain resulting from divestiture of certain operations	536.3	—	536.3	—
Interest income and other, net	37.2	25.6	87.3	81.8
Interest expense	(134.6)	(142.3)	(410.6)	(396.8)
Earnings before income taxes	1,419.3	818.9	2,912.3	2,343.4
Income tax expense	374.4	260.4	1,063.3	619.9
Net earnings including noncontrolling interests	1,044.9	558.5	1,849.0	1,723.5
Net earnings/(loss) attributable to noncontrolling interests	(0.4)	0.2	(0.6)	0.3
Net earnings attributable to Starbucks	$1,045.3	$558.3	$1,849.6	$1,723.2
Earnings per share - basic	$0.92	$0.49	$1.62	$1.52
Earnings per share - diluted	$0.91	$0.49	$1.62	$1.51
Weighted average shares outstanding:
Basic	1,139.6	1,136.4	1,139.0	1,135.7
Diluted	1,143.8	1,139.8	1,143.0	1,139.4

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, unaudited)

	Quarter Ended		Three Quarters Ended
	Jun 28, 2026	Jun 29, 2025	Jun 28, 2026	Jun 29, 2025
Net earnings including noncontrolling interests	$1,044.9	$558.5	$1,849.0	$1,723.5
Other comprehensive income/(loss):
Unrealized holding gains/(losses) on available-for-sale debt securities	(0.4)	1.9	(2.5)	2.0
Tax (expense)/benefit	0.1	(0.5)	0.6	(0.5)
Unrealized gains/(losses) on cash flow hedging instruments	3.1	(83.8)	17.9	(20.8)
Tax (expense)/benefit	(1.8)	15.8	(6.6)	(0.6)
Unrealized gains/(losses) on net investment hedging instruments	41.2	(77.4)	105.0	143.2
Tax (expense)/benefit	(10.4)	19.4	(26.5)	(36.3)
Translation adjustment and other	(3.3)	157.7	15.2	(63.2)
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale securities, hedging instruments, translation adjustment, and other	361.0	(50.3)	315.0	(171.7)
Tax expense/(benefit)	(20.1)	11.0	(6.7)	41.5
Other comprehensive income/(loss), net of tax	369.4	(6.2)	411.4	(106.4)
Comprehensive income including noncontrolling interests	1,414.3	552.3	2,260.4	1,617.1
Comprehensive income/(loss) attributable to noncontrolling interests	(0.2)	0.3	(0.2)	0.1
Comprehensive income attributable to Starbucks	$1,414.5	$552.0	$2,260.6	$1,617.0

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data, unaudited)

	Jun 28, 2026	Sep 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$3,449.8	$3,219.8
Short-term investments	160.5	247.2
Accounts receivable, net	1,304.2	1,277.5
Inventories	2,208.9	2,185.6
Prepaid expenses and other current assets	410.8	452.2
Total current assets	7,534.2	7,382.3
Long-term investments	313.2	246.9
Equity investments	1,700.0	466.2
Property, plant and equipment, net	6,991.8	8,493.5
Operating lease, right-of-use asset	7,980.8	9,315.7
Deferred income taxes, net	1,506.4	1,826.9
Other long-term assets	857.2	752.5
Other intangible assets	172.3	166.8
Goodwill	1,238.8	3,368.9
TOTAL ASSETS	$28,294.7	$32,019.7
LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$1,777.2	$1,852.8
Accrued liabilities	2,688.6	2,359.7
Accrued payroll and benefits	863.3	1,093.9
Current portion of operating lease liability	1,271.3	1,564.5
Stored value card liability and current portion of deferred revenue	1,818.1	1,840.6
Current portion of long-term debt	1,498.4	1,498.9
Total current liabilities	9,916.9	10,210.4
Long-term debt	11,780.2	14,575.9
Operating lease liability	7,884.2	8,972.2
Deferred revenue	5,632.5	5,772.6
Other long-term liabilities	748.0	577.8
Total liabilities	35,961.8	40,108.9
Shareholders’ deficit:
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,139.8 and 1,136.9 shares, respectively	1.1	1.1
Additional paid-in capital	915.0	634.1
Retained deficit	(8,542.5)	(8,272.5)
Accumulated other comprehensive income/(loss)	(47.9)	(459.3)
Total shareholders’ deficit	(7,674.3)	(8,096.6)
Noncontrolling interests	7.2	7.4
Total deficit	(7,667.1)	(8,089.2)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)	$28,294.7	$32,019.7

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Quarters Ended
	Jun 28, 2026	Jun 29, 2025
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$1,849.0	$1,723.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,210.8	1,315.5
Deferred income taxes, net	252.1	48.1
Income earned from equity method investees, net	(187.8)	(184.4)
Distributions received from equity method investees	152.9	186.5
Net gain resulting from divestiture of certain operations	(536.3)	—
Stock-based compensation	290.4	244.3
Non-cash lease costs	1,008.1	1,104.9
Loss on disposal, impairment, and accelerated amortization of assets	398.2	143.0
Other	6.3	11.4
Cash provided by/(used in) changes in operating assets and liabilities:
Accounts receivable	(134.2)	(46.4)
Inventories	(144.8)	(477.6)
Income taxes payable	362.7	50.7
Accounts payable	144.4	291.1
Deferred revenue	51.2	(5.0)
Operating lease liability	(1,281.9)	(1,144.0)
Other operating assets and liabilities	163.0	104.1
Net cash provided by (used in) operating activities	3,604.1	3,365.7
INVESTING ACTIVITIES:
Purchases of investments	(133.6)	(298.2)
Sales of investments	22.3	1.1
Maturities and calls of investments	141.7	276.9
Additions to property, plant and equipment	(887.8)	(1,849.5)
Acquisitions, net of cash acquired	—	(177.1)
Net proceeds from the divestiture of certain operations	2,544.2	—
Other	(116.4)	(48.1)
Net cash provided by (used in) investing activities	1,570.4	(2,094.9)
FINANCING ACTIVITIES:
Net proceeds from issuance of short-term debt	2.5	2.4
Repayments of short-term debt	—	(7.8)
Net proceeds from issuance of long-term debt	—	1,748.5
Repayments of long-term debt	(2,815.9)	—
Proceeds from issuance of common stock	51.9	59.6
Cash dividends paid	(2,118.0)	(2,078.1)
Minimum tax withholdings on share-based awards	(64.7)	(80.6)
Other	—	(9.2)
Net cash provided by (used in) financing activities	(4,944.2)	(365.2)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(19.2)
Net increase/(decrease) in cash and cash equivalents	230.0	886.4
CASH AND CASH EQUIVALENTS:
Beginning of period	3,219.8	3,286.2
End of period	$3,449.8	$4,172.6
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$457.4	$392.5
Income taxes	$413.6	$568.1

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
For the Quarter Ended June 28, 2026, and June 29, 2025
(in millions, except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, March 29, 2026	1,139.5	$1.1	$832.1	$(8,881.0)	$(417.3)	$(8,465.1)	$7.4	$(8,457.7)
Net earnings	—	—	—	1,045.3	—	1,045.3	(0.4)	1,044.9
Other comprehensive income/(loss)	—	—	—	—	369.2	369.2	0.2	369.4
Stock-based compensation expense	—	—	72.1	—	—	72.1	—	72.1
Exercise of stock options/vesting of RSUs	0.2	—	(0.7)	—	—	(0.7)	—	(0.7)
Sale of common stock	0.1	—	11.5	—	—	11.5	—	11.5
Cash dividends declared, $0.62 per share	—	—	—	(706.8)	—	(706.8)	—	(706.8)
Other	—	—	—	—	0.2	0.2	—	0.2
Balance, June 28, 2026	1,139.8	$1.1	$915.0	$(8,542.5)	$(47.9)	$(7,674.3)	$7.2	$(7,667.1)

Balance, March 30, 2025	1,136.2	$1.1	$470.9	$(7,565.5)	$(529.0)	$(7,622.5)	$7.1	$(7,615.4)
Net earnings	—	—	—	558.3	—	558.3	0.2	558.5
Other comprehensive income/(loss)	—	—	—	—	(6.3)	(6.3)	0.1	(6.2)
Stock-based compensation expense	—	—	66.7	—	—	66.7	—	66.7
Exercise of stock options/vesting of RSUs	0.2	—	(2.1)	—	—	(2.1)	—	(2.1)
Sale of common stock	0.1	—	13.2	—	—	13.2	—	13.2
Cash dividends declared, $0.61 per share	—	—	—	(693.4)	—	(693.4)	—	(693.4)
Other	—	—	—	—	0.1	0.1	—	0.1
Balance, June 29, 2025	1,136.5	$1.1	$548.7	$(7,700.6)	$(535.2)	$(7,686.0)	$7.4	$(7,678.6)

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Quarters Ended June 28, 2026, and June 29, 2025
(in millions, except per share data, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, September 28, 2025	1,136.9	$1.1	$634.1	$(8,272.5)	$(459.3)	$(8,096.6)	$7.4	$(8,089.2)
Net earnings	—	—	—	1,849.6	—	1,849.6	(0.6)	1,849.0
Other comprehensive income/(loss)	—	—	—	—	411.0	411.0	0.4	411.4
Stock-based compensation expense	—	—	293.8	—	—	293.8	—	293.8
Exercise of stock options/vesting of RSUs	2.5	—	(47.7)	—	—	(47.7)	—	(47.7)
Sale of common stock	0.4	—	34.8	—	—	34.8	—	34.8
Cash dividends declared, $1.86 per share	—	—	—	(2,119.6)	—	(2,119.6)	—	(2,119.6)
Other	—	—	—	—	0.4	0.4	—	0.4
Balance, June 28, 2026	1,139.8	$1.1	$915.0	$(8,542.5)	$(47.9)	$(7,674.3)	$7.2	$(7,667.1)

Balance, September 29, 2024	1,133.5	$1.1	$322.6	$(7,343.8)	$(428.8)	$(7,448.9)	$7.3	$(7,441.6)
Net earnings	—	—	—	1,723.2	—	1,723.2	0.3	1,723.5
Other comprehensive income/(loss)	—	—	—	—	(106.2)	(106.2)	(0.2)	(106.4)
Stock-based compensation expense	—	—	247.1	—	—	247.1	—	247.1
Exercise of stock options/vesting of RSUs	2.6	—	(61.1)	—	—	(61.1)	—	(61.1)
Sale of common stock	0.4	—	40.1	—	—	40.1	—	40.1
Cash dividends declared, $1.83 per share	—	—	—	(2,080.1)	—	(2,080.1)	—	(2,080.1)
Other	—	—	—	0.1	(0.2)	(0.1)	—	(0.1)
Balance, June 29, 2025	1,136.5	$1.1	$548.7	$(7,700.6)	$(535.2)	$(7,686.0)	$7.4	$(7,678.6)

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1: Summary of Significant Accounting Policies
Financial Statement Preparation
The unaudited consolidated financial statements as of June 28, 2026, and for the quarters and three quarters ended June 28, 2026 and June 29, 2025, have been prepared by Starbucks Corporation under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information for the quarters and three quarters ended June 28, 2026, and June 29, 2025, reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. In this Quarterly Report on Form 10-Q (“10-Q”), Starbucks Corporation (together with its subsidiaries) is referred to as “Starbucks,” the “Company,” “we,” “us,” or “our.”
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
The results of operations for the quarter and three quarters ended June 28, 2026, are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 27, 2026 (“fiscal 2026”).
Restructuring
In the fourth quarter of fiscal 2024, we announced our “Back to Starbucks” strategy, which was implemented with the goal to bring customers back to our stores and return to growth by revitalizing coffeehouses, enhancing the customer experience, and improving efficiency. As part of the Company’s “Back to Starbucks” strategy, the following restructuring plans were approved.
Fiscal 2025 Restructuring Plans
In the second quarter of fiscal 2025, we announced a fiscal 2025 restructuring plan to restructure our support organization in an effort to operate more efficiently, increase accountability, reduce complexity, and drive better integration, which resulted in a reduction in our support partner workforce.
In the fourth quarter of fiscal 2025, we announced an additional fiscal 2025 restructuring plan involving the closure of coffeehouses and the further transformation of our support organization. We assessed our existing store portfolio with respect to both whether coffeehouses had a viable path to offering the physical environment consistent with the brand and a clear path to financial performance, and we closed, or plan to close, coffeehouses that did not meet these criteria.
Fiscal 2026 Restructuring Plans
In the second quarter of fiscal 2026, management approved a fiscal 2026 restructuring plan to relocate certain functions of our support organization to an additional office in Nashville, Tennessee, with the intention to establish a more strategic presence in the Southeast region of the United States.
In the third quarter of fiscal 2026, we announced an additional fiscal 2026 restructuring plan focused on further transformation of our global support organization and non-retail facilities, as well as reducing the future operational complexity of our Starbucks Reserve and Roastery locations resulting in a reassessment and impairment of the associated asset group.
Refer to Note 17, Restructuring and Impairments, for further discussion.
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
In the first quarter of fiscal 2026, the company announced an agreement to form a joint venture with Boyu Capital to operate Starbucks retail in China (the “disposal group”). During the first and second quarters of fiscal 2026, we classified the assets and liabilities of the disposal group as held for sale on the consolidated balance sheets, which required us to cease property, plant, and equipment depreciation and operating lease right-of-use (“ROU”) asset amortization of the related long-lived assets, resulting in reduced depreciation and amortization and store operating expenses. We also changed our indefinite reinvestment assertions upon classification as held for sale, resulting in an increase in our income tax expense. No impairment was recorded upon the classification of the disposal group as held for sale.
On March 30, 2026, in the third quarter of fiscal 2026, the previously announced transaction closed, and as such, the disposal group was no longer classified as held for sale on the consolidated balance sheets. Refer to Note 2, Acquisitions and Divestitures, for further discussion.
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
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued guidance expanding disclosure requirements related to income taxes. The amendments require enhanced jurisdictional disclosures for the income tax rate reconciliation and related to cash income taxes paid. Additionally, certain disclosures related to unrecognized tax benefits and indefinite reinvestment assertions were removed. The amendments are effective for our fiscal year ending September 27, 2026. We have substantially completed our evaluation of these amendments and expect the adoption to result in expanded income tax disclosures, including an enhanced rate reconciliation and cash income taxes paid disclosures. We do not expect the adoption to have a material impact on our consolidated financial statements.
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

Note 2: Acquisitions and Divestitures
Fiscal 2026
On March 30, 2026, we completed the divestiture of Starbucks retail operations in China (“the disposal group”), which marked a significant milestone in the Company’s long-term strategy to unlock sustainable, disciplined growth in China.
Under the agreement, Boyu Capital acquired a 60% interest in Starbucks retail operations in China based on a cash-free, debt-free mutually agreed-upon total enterprise value of approximately $4 billion. The transaction was partially financed with debt issued by the newly formed joint venture and we received total consideration with respect to the transaction of $3.1 billion, inclusive of our share of the debt proceeds. Starbucks retained a 40% interest of approximately $1.2 billion, accounted for under the equity method of accounting. Our carrying value of the retained investment includes the impact of debt raised by the joint venture in conjunction with the transaction. The Company derecognized net assets with a carrying value of $3.4 billion, and reclassified approximately $282.8 million of cumulative translation adjustment (“CTA”) losses and net investment hedge losses of $99.7 million from accumulated other comprehensive income into earnings. As a result, we recognized a pre-tax gain of $536.3 million, which was included in net gain resulting from divestiture of certain operations on our consolidated statements of earnings.
Total incremental income tax expense associated with the divestiture gain is approximately $198.6 million, of which approximately $147.8 million was recognized in the third quarter of fiscal 2026, with the remainder expected to be recognized in the fourth quarter of fiscal 2026. The income tax expense is a component of the estimated annual effective tax rate and, accordingly, is recognized in proportion to year-to-date ordinary pre-tax income. We also recognized transaction costs of approximately $44.1 million and $73.8 million for the quarter and three quarters ended June 28, 2026, respectively.
Upon completion of the divestiture, the disposal group was deconsolidated from our financial statements and 7,991 company-operated stores previously included in the disposal group were converted to licensed stores within our International segment. We will continue to own and license the Starbucks brand and intellectual property to the joint venture.
We transitioned from recording revenues and expenses of the disposal group to recording our share of income from the joint venture, recognized as income from equity investees under the equity method of accounting, and recording revenues related to product sales to, and royalty revenues from, the joint venture. For the third quarter of fiscal 2026, revenues generated from the joint venture were $52.5 million and related product and distribution costs were $18.5 million. Accounts receivable from the joint venture as of June 28, 2026, was $30.7 million, on our consolidated balance sheets, primarily related to product sales to, and royalty revenues from, the joint venture. As of June 28, 2026, the carrying value of this investment was $1.2 billion.
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
Gains and losses on derivative contracts and foreign currency-denominated debt designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI		Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract/Debt Remaining Maturity (Months)
	Jun 28, 2026	Sep 28, 2025
Cash Flow Hedges:
Coffee	$16.1	$23.3	$10.7	6
Foreign currency - other	33.0	19.0	21.1	34
Interest rates	1.9	(1.4)	(3.2)	0
Net Investment Hedges:
Cross-currency swaps	309.5	206.2		93
Foreign currency	17.2	16.0		0
Foreign currency debt	135.2	135.2		0

Pre-tax gains and losses on derivative contracts and foreign currency-denominated long-term debt designated as hedging instruments recognized in other comprehensive income (“OCI”) and reclassifications from AOCI to earnings (in millions):

	Quarter Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Location of gain/(loss)
	Jun 28, 2026	Jun 29, 2025	Jun 28, 2026	Jun 29, 2025
Cash Flow Hedges:
Coffee	$(10.3)	$(49.6)	$3.0	$17.0	Product and distribution costs
Cross-currency swaps	—	—	—	—	Interest income and other, net
Dairy	—	—	—	—	Product and distribution costs
Foreign currency - other	13.4	(32.9)	6.2	4.0	Licensed stores revenue
			0.7	3.5	Product and distribution costs
Interest rates	—	(1.3)	(2.1)	(1.0)	Interest expense
Net Investment Hedges:
Cross-currency swaps (1)	41.2	(77.4)	14.0	27.0	Interest expense
			(98.1)	—	Net gain on divestiture of certain operations (2)
Foreign currency	—	—	(1.6)	—	Net gain on divestiture of certain operations (2)

	Three Quarters Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications		Gains/(Losses) Reclassified from AOCI to Earnings		Location of gain/(loss)
	Jun 28, 2026	Jun 29, 2025	Jun 28, 2026	Jun 29, 2025
Cash Flow Hedges:
Coffee	$(22.9)	$(36.2)	$(14.6)	$62.1	Product and distribution costs
Cross-currency swaps	—	0.9	—	1.4	Interest income and other, net
Dairy	—	(1.3)	—	1.4	Product and distribution costs
Foreign currency - other	40.8	17.1	18.6	20.2	Licensed stores revenue
			4.0	7.8	Product and distribution costs
Interest rates	—	(1.3)	(4.5)	(3.0)	Interest expense
Net Investment Hedges:
Cross-currency swaps (1)	105.0	143.2	64.8	82.4	Interest expense
			(98.1)	—	Net gain on divestiture of certain operations (2)
Foreign currency	—	—	(1.6)	—	Net gain on divestiture of certain operations (2)

(1) Gains and losses recognized in earnings relate to components excluded from the assessment of effectiveness.
(2) Net investment hedge losses accumulated in AOCI were reclassified to earnings due to the divestiture of Starbucks retail operations in China in the third quarter of fiscal 2026.

Pre-tax gains and losses on non-designated derivatives and designated fair value hedging instruments and the related fair value hedged item recognized in earnings (in millions):

		Gains/(Losses) Recognized in Earnings
	Location of gain/(loss) recognized in earnings	Quarter Ended		Three Quarters Ended
		Jun 28, 2026	Jun 29, 2025	Jun 28, 2026	Jun 29, 2025
Non-Designated Derivatives:
Dairy	Interest income and other, net	$—	$—	$—	$0.1
Cross-currency swaps	Interest income and other, net	—	—	(2.0)	—
Foreign currency - other	Interest income and other, net	(0.7)	(7.8)	4.7	(1.7)
Diesel fuel and other commodities	Interest income and other, net	—	—	—	(0.3)
Interest Rates	Interest expense	(2.0)	—	(2.0)	—
Fair Value Hedges:
Interest rate swaps	Interest expense	(2.0)	1.9	(6.0)	(6.6)
Long-term debt (hedged item)	Interest expense	0.4	(4.1)	1.1	(0.3)
Notional amounts of outstanding derivative contracts (in millions):

	Jun 28, 2026	Sep 28, 2025
Coffee	$291	$387
Cross-currency swaps(1)	1,697	4,197
Diesel fuel and other commodities	—	2
Foreign currency - other	1,086	930
Interest rate swaps	350	350
(1) The reduction in hedged notional reflects the maturity and early termination of net investment hedges in the second quarter of fiscal 2026 related to the divestiture of Starbucks retail operations in China. The net investment hedge losses accumulated in AOCI were reclassified from AOCI to earnings in the third quarter of fiscal 2026 consistent with the timing of the transaction closing.

Fair value of outstanding derivative contracts (in millions) including the location of the asset and/or liability on the consolidated balance sheets:

		Derivative Assets
	Balance Sheet Location	Jun 28, 2026	Sep 28, 2025
Designated Derivative Instruments(1):
Cross-currency swaps	Other long-term assets	$407.0	$271.9
Foreign currency - other	Prepaid expenses and other current assets	27.5	13.0
	Other long-term assets	15.4	6.7
Non-designated Derivative Instruments:
Diesel fuel and other commodities	Prepaid expenses and other current assets	—	0.1
Foreign currency	Prepaid expenses and other current assets	2.6	2.7
		Derivative Liabilities
	Balance Sheet Location	Jun 28, 2026	Sep 28, 2025
Designated Derivative Instruments:
Cross-currency swaps	Accrued liabilities	$—	$5.8
	Other long-term liabilities	—	3.5
Foreign currency - other	Accrued liabilities	0.3	0.2
	Other long-term liabilities	0.3	0.2
Interest rate swaps	Other long-term liabilities	19.0	17.0
Non-designated Derivative Instruments:
Foreign currency	Accrued liabilities	0.5	1.1
	Other long-term liabilities	—	0.2
(1) We also hold cash and cash equivalents from various settled-to-market exchange traded futures related to coffee hedging.
The following amounts were recorded on the consolidated balance sheets related to fixed-to-floating interest rate swaps designated in fair value hedging relationships (in millions):

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount
	Jun 28, 2026	Sep 28, 2025	Jun 28, 2026	Sep 28, 2025
Location on the balance sheet
Long-term debt	$333.0	$334.1	$(17.0)	$(15.9)
Additional disclosures related to cash flow gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 11, Equity.

Note 4: Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at Jun 28, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,449.8	$3,449.8	$—	$—
Short-term investments:
Available-for-sale debt securities:
Corporate debt securities	50.6	—	38.0	12.6
Mortgage and other asset-backed securities	0.3	—	0.3	—
State and local government obligations	2.8	—	2.8	—
U.S. government treasury securities	23.1	23.1	—	—
Total available-for-sale debt securities	76.8	23.1	41.1	12.6
Marketable equity securities	83.7	83.7	—	—
Total short-term investments	160.5	106.8	41.1	12.6
Prepaid expenses and other current assets:
Derivative assets	30.1	—	30.1	—
Long-term investments:
Available-for-sale debt securities:
Corporate debt securities	153.2	—	124.2	29.0
Mortgage and other asset-backed securities	69.2	—	69.2	—
U.S. government treasury securities	90.8	90.8	—	—
Total available-for-sale debt securities	313.2	90.8	193.4	29.0
Total long-term investments	313.2	90.8	193.4	29.0
Other long-term assets:
Derivative assets	422.4	—	422.4	—
Total assets	4,376.0	3,647.4	687.0	41.6
Liabilities:
Accrued liabilities:
Derivative liabilities	0.8	—	0.8	—
Other long-term liabilities:
Derivative liabilities	19.3	—	19.3	—
Total liabilities	$20.1	$—	$20.1	$—

		Fair Value Measurements at Reporting Date Using
	Balance at Sep 28, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,219.8	$3,219.8	$—	$—
Short-term investments:
Available-for-sale debt securities:
Corporate debt securities	67.8	—	55.9	11.9
Mortgage and other asset-backed securities	0.4	—	0.4	—
State and local government obligations	1.1	—	1.1	—
U.S. government treasury securities	82.6	82.6	—	—
Total available-for-sale debt securities	151.9	82.6	57.4	11.9
Marketable equity securities	95.3	95.3	—	—
Total short-term investments	247.2	177.9	57.4	11.9
Prepaid expenses and other current assets:
Derivative assets	15.9	—	15.9	—
Long-term investments:
Available-for-sale debt securities:
Corporate debt securities	132.2	—	105.5	26.7
Mortgage and other asset-backed securities	75.7	—	75.7	—
State and local government obligations	2.7	—	2.7	—
U.S. government treasury securities	36.3	36.3	—	—
Total available-for-sale debt securities	246.9	36.3	183.9	26.7
Total long-term investments	246.9	36.3	183.9	26.7
Other long-term assets:
Derivative assets	278.6	—	278.6	—
Total assets	4,008.4	3,434.0	535.8	38.6
Liabilities:
Accrued liabilities:
Derivative liabilities	7.1	—	7.1	—
Other long-term liabilities:
Derivative liabilities	20.9	—	20.9	—
Total liabilities	$28.0	$—	$28.0	$—
There were no material transfers between levels, and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Gross unrealized holding gains and losses on available-for-sale debt securities and marketable equity securities were not material as of June 28, 2026, and September 28, 2025.
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
The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 8, Debt. There were no material fair value adjustments during the three quarters ended June 28, 2026, and June 29, 2025.

Note 5: Inventories (in millions):

	Jun 28, 2026(2)	Sep 28, 2025
Coffee:
Unroasted	$954.1	$911.2
Roasted	351.4	342.0
Other merchandise held for sale (1)	350.6	399.7
Packaging and other supplies	552.8	532.7
Total	$2,208.9	$2,185.6
(1)“Other merchandise held for sale” includes, among other items, food, serveware, and tea. Inventory levels vary due to seasonality, commodity market supply, and price fluctuations.
(2)Balances exclude Starbucks retail operations in China that were divested during the third quarter of fiscal 2026.
As of June 28, 2026, we had committed to purchasing green coffee totaling $383 million under fixed-price contracts and an estimated $440 million under price-to-be-fixed contracts. A portion of our price-to-be-fixed contracts are effectively fixed through the use of futures. See Note 3, Derivative Financial Instruments, for further discussion. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base “C” coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on established relationships with our suppliers and continuous monitoring, the risk of non-delivery on these purchase commitments is remote.
Note 6: Supplemental Balance Sheet and Statement of Earnings Information (in millions):
Property, Plant and Equipment, net

	Jun 28, 2026(1)	Sep 28, 2025
Land	$59.6	$54.9
Buildings	666.5	673.7
Leasehold improvements	10,420.5	11,762.4
Store equipment	3,435.7	3,963.6
Roasting equipment	971.3	982.2
Capitalized software	1,038.7	1,177.7
Furniture, fixtures and other	730.6	893.9
Work in progress	326.1	334.3
Property, plant and equipment, gross	17,649.0	19,842.7
Accumulated depreciation	(10,657.2)	(11,349.2)
Property, plant and equipment, net	$6,991.8	$8,493.5
(1)Balances exclude Starbucks retail operations in China that were divested in the third quarter of fiscal 2026.
Accrued Liabilities

	Jun 28, 2026(1)	Sep 28, 2025
Accrued occupancy costs	$72.2	$89.5
Accrued dividends payable	706.6	704.8
Accrued capital and other operating expenditures	773.2	897.0
Insurance reserves	455.0	282.3
Income taxes payable	417.6	150.3
Accrued business taxes	264.0	235.8
Total accrued liabilities	$2,688.6	$2,359.7
(1)Balances exclude Starbucks retail operations in China that were divested in the third quarter of fiscal 2026.

Store Operating Expenses

	Quarter Ended		Three Quarters Ended
	Jun 28, 2026	Jun 29, 2025	Jun 28, 2026	Jun 29, 2025
Wages and benefits	$2,457.8	$2,477.7	$7,761.8	$7,272.9
Occupancy costs	719.5	828.6	2,292.5	2,437.9
Other expenses	1,020.1	1,038.5	3,104.0	3,013.1
Total store operating expenses	$4,197.4	$4,344.8	$13,158.3	$12,723.9
Note 7: Other Intangible Assets and Goodwill
Indefinite-Lived Intangible Assets

(in millions)	Jun 28, 2026	Sep 28, 2025
Trade names, trademarks and patents	$79.5	$79.5

Finite-Lived Intangible Assets

	Jun 28, 2026			Sep 28, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and reacquired rights (1)	$308.5	$(233.0)	$75.5	$1,053.9	$(974.9)	$79.0
Acquired trade secrets and processes	27.6	(27.6)	—	27.6	(27.6)	—
Trade names, trademarks and patents	146.5	(129.2)	17.3	131.2	(122.9)	8.3
Licensing agreements	12.0	(12.0)	—	13.0	(13.0)	—
Other finite-lived intangible assets	2.3	(2.3)	—	20.5	(20.5)	—
Total finite-lived intangible assets	$496.9	$(404.1)	$92.8	$1,246.2	$(1,158.9)	$87.3
(1)The decrease in acquired and reacquired rights was a result of divesting Starbucks retail operations in China in the third quarter of fiscal 2026.
Amortization expense for finite-lived intangible assets was $2.9 million and $5.6 million for the quarter and three quarters ended June 28, 2026, respectively, and $4.4 million and $15.8 million for the quarter and three quarters ended June 29, 2025, respectively.
Estimated future amortization expense as of June 28, 2026 (in millions):

Fiscal Year	Total
2026 (excluding the three quarters ended June 28, 2026)	$3.0
2027	12.0
2028	8.2
2029	4.8
2030	4.7
Thereafter	60.1
Total estimated future amortization expense	$92.8

Goodwill
Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	North America	International	Channel Development	Corporate and Other	Total
Goodwill balance at September 28, 2025	$490.6	$2,842.6	$34.7	$1.0	$3,368.9
Divestiture (1)	—	(2,146.3)	—	(1.0)	(2,147.3)
Other (2)	(0.5)	17.7	—	—	17.2
Goodwill balance at June 28, 2026	$490.1	$714.0	$34.7	$—	$1,238.8
(1)The decrease in the International segment was a result of divesting Starbucks retail operations in China in the third quarter of fiscal 2026.
(2)“Other” consists primarily of changes in the goodwill balance resulting from foreign currency translation.

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
The 2025 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of June 28, 2026, we were in compliance with all applicable covenants. No amounts were outstanding under our 2025 credit facility as of June 28, 2026, or September 28, 2025.
Short-term Debt
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our 2025 credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures, and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock, and share repurchases. We had no borrowings outstanding under our commercial paper program as of June 28, 2026, and September 28, 2025. Our total available contractual borrowing capacity for general corporate purposes was $3.0 billion as of the end of our third quarter of fiscal 2026.
Additionally, we hold the following Japanese yen-denominated credit facilities that are available for working capital needs and capital expenditures within our Japanese market:
•A ¥5.0 billion, or $30.9 million, credit facility is currently set to mature on December 30, 2026. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on Tokyo Interbank Offered Rate (“TIBOR”) plus an applicable margin of 0.400%.
•A ¥10.0 billion, or $61.8 million, credit facility is currently set to mature on March 27, 2027. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.300%.
As of June 28, 2026, and September 28, 2025, we had no borrowings outstanding under these credit facilities.
Long-term Debt
In May 2026, the Company completed cash tender offers for certain series of its senior notes and repurchased approximately $1.3 billion aggregate principal amount of such notes using cash proceeds from the divestiture of Starbucks retail operations in China. The notes repurchased consisted of:
•$273.5 million of the $750.0 million, 4.500% Senior Notes (the “May 2028 notes”)
•$321.8 million of the $500.0 million, 4.800% Senior Notes (the “May 2030 notes”)
•$110.4 million of the $500.0 million, 5.000% Senior Notes (the “February 2034 notes”)
•$410.2 million of the $500.0 million, 5.400% Senior Notes (the “May 2035 notes”)
•$200.0 million of the $1.0 billion, 4.500% Senior Notes (the “November 2048 notes”)

In connection with the redemptions, the Company recognized an immaterial gain on partial extinguishment of debt for the quarter ended June 28, 2026, which is included in Interest income and other, net in the consolidated statement of earnings. In determining the value of the gain, the Company expensed the proportional amount of the related unamortized discount, premium, and debt issuance costs attributable to the repurchased notes.
Components of long-term debt including the associated interest rates and related estimated fair values by calendar maturity (in millions, except interest rates):

	Jun 28, 2026		Sep 28, 2025		Stated Interest Rate	Effective Interest Rate(1)
Issuance	Amount	Estimated Fair Value	Amount	Estimated Fair Value
February 2026 notes	$—	$—	$1,000.0	$1,001.7	4.750%	4.788%
June 2026 notes	—	—	500.0	494.0	2.450%	2.511%
February 2027 notes	1,000.0	1,003.1	1,000.0	1,009.8	4.850%	4.958%
March 2027 notes	500.0	492.5	500.0	484.7	2.000%	2.058%
March 2028 notes	600.0	591.4	600.0	591.9	3.500%	3.529%
May 2028 notes	476.5	477.6	750.0	757.1	4.500%	4.719%
November 2028 notes	750.0	742.7	750.0	747.9	4.000%	3.958%
August 2029 notes(2)	1,000.0	974.2	1,000.0	978.5	3.550%	3.840%
March 2030 notes	750.0	690.5	750.0	687.8	2.250%	3.084%
May 2030 notes	178.2	179.5	500.0	510.2	4.800%	4.932%
November 2030 notes	1,250.0	1,147.2	1,250.0	1,145.9	2.550%	2.582%
February 2031 notes	500.0	505.7	500.0	514.2	4.900%	5.046%
February 2032 notes	1,000.0	916.0	1,000.0	918.1	3.000%	3.155%
February 2033 notes	500.0	499.6	500.0	505.7	4.800%	3.798%
February 2034 notes	389.6	392.9	500.0	509.9	5.000%	5.127%
May 2035 notes	89.8	92.6	500.0	516.6	5.400%	5.510%
June 2045 notes	350.0	291.1	350.0	292.1	4.300%	4.348%
December 2047 notes	500.0	375.4	500.0	378.0	3.750%	3.765%
November 2048 notes	800.0	670.1	1,000.0	849.6	4.500%	4.504%
August 2049 notes	1,000.0	835.6	1,000.0	839.5	4.450%	4.447%
March 2050 notes	500.0	346.0	500.0	346.0	3.350%	3.362%
November 2050 notes	1,250.0	880.5	1,250.0	889.0	3.500%	3.528%
Total	13,384.1	12,104.2	16,200.0	14,968.2
Aggregate debt issuance costs and unamortized premium/(discount), net	(88.5)		(109.3)
Hedge accounting fair value adjustment (2)	(17.0)		(15.9)
Total	$13,278.6		$16,074.8
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

The following table summarizes our long-term debt maturities as of June 28, 2026, by fiscal year (in millions):

Fiscal Year	Total
2026 (excluding the three quarters ended June 28, 2026)	$—
2027	1,500.0
2028	1,076.5
2029	1,750.0
2030	928.2
Thereafter	8,129.4
Total	$13,384.1

Note 9: Leases
The components of lease costs (in millions):

	Quarter Ended		Three Quarters Ended
	Jun 28, 2026	Jun 29, 2025	Jun 28, 2026	Jun 29, 2025
Operating lease costs (1)	$509.4	$472.7	$1,407.9	$1,389.9
Variable lease costs	270.7	304.8	899.0	895.7
Short-term lease costs	4.7	5.3	14.1	16.1
Total lease costs	$784.8	$782.8	$2,321.0	$2,301.7
(1)Includes immaterial amounts of sublease income and rent concessions.
The following table includes supplemental information (in millions):

	Three Quarters Ended
	Jun 28, 2026	Jun 29, 2025
Cash paid related to operating lease liabilities	$1,494.8	$1,411.9
Operating lease liabilities arising from obtaining ROU assets (1)	882.8	1,489.0

	Jun 28, 2026	Jun 29, 2025
Weighted-average remaining operating lease term (1)	8.5 years	8.6 years
Weighted-average operating lease discount rate (1)	3.9%	3.6%
(1)The fiscal 2026 amounts exclude Starbucks retail operations in China that were divested during the third quarter of fiscal 2026, and the fiscal 2025 amounts include leases obtained in the acquisition of 23.5 Degrees Topco Limited.
Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued liabilities on the consolidated balance sheets. These balances were not material as of June 28, 2026, and September 28, 2025. Finance lease costs were also immaterial for the quarter and three quarters ended June 28, 2026, and June 29, 2025.
Minimum future maturities of operating lease liabilities (in millions):

Fiscal Year	Total (1)
2026 (excluding the three quarters ended June 28, 2026)	$418.1
2027	1,635.1
2028	1,482.5
2029	1,326.0
2030	1,189.3
Thereafter	4,782.6
Total lease payments	10,833.6
Less imputed interest	(1,678.1)
Total	$9,155.5
(1)Balances exclude Starbucks retail operations in China that were divested in the third quarter of fiscal 2026.
As of June 28, 2026, we have entered into operating leases that have not yet commenced of $583.4 million, primarily related to real estate leases. These leases will commence between fiscal year 2026 and fiscal year 2030 with lease terms ranging from 10 to 20 years.
During the quarter and three quarters ended June 28, 2026, total lease costs of $112.9 million and $164.8 million, respectively, were recorded in restructuring and impairments on the consolidated statement of earnings. Lease costs associated with our restructuring efforts primarily relate to the impairment of ROU assets and the closure of certain Starbucks company-operated stores. See Note 17, Restructuring and Impairments, for further discussion.

Note 10: Deferred Revenue
Our deferred revenue primarily consists of the prepaid royalty from Nestlé, for which we have continuing performance obligations to support the Global Coffee Alliance, our unredeemed stored value card liability, and unredeemed loyalty points (“Stars”) associated with our loyalty program.
As of June 28, 2026, the current and long-term deferred revenue related to the Nestlé up-front payment was $177.0 million and $5.5 billion, respectively. As of September 28, 2025, the current and long-term deferred revenue related to the Nestlé up-front payment was $177.0 million and $5.6 billion, respectively. During each of the quarters ended June 28, 2026, and June 29, 2025, we recognized $44.1 million of prepaid royalty revenue related to Nestlé. During each of the three quarters ended June 28, 2026, and June 29, 2025, we recognized $132.3 million of prepaid royalty revenue related to Nestlé.
Changes in our deferred revenue balance related to our stored value cards and loyalty program (in millions):

Quarter Ended June 28, 2026	Total
Stored value cards and loyalty program at March 29, 2026 (2)	$1,753.6
Revenue deferred - card activations, card reloads and Stars earned	3,672.2
Revenue recognized - card and Stars redemptions and breakage	(3,678.9)
Other (1)	(2.8)
Stored value cards and loyalty program at June 28, 2026 (3)	$1,744.1

Quarter Ended June 29, 2025	Total
Stored value cards and loyalty program at March 30, 2025	$1,853.2
Revenue deferred - card activations, card reloads and Stars earned	3,764.0
Revenue recognized - card and Stars redemptions and breakage	(3,788.2)
Other (1)	15.3
Stored value cards and loyalty program at June 29, 2025 (3)	$1,844.3

Three Quarters Ended June 28, 2026	Total
Stored value cards and loyalty program at September 28, 2025	$1,751.7
Revenue deferred - card activations, card reloads and Stars earned	11,603.9
Revenue recognized - card and Stars redemptions and breakage	(11,403.3)
Other(1)	(8.5)
Divestiture (2)	(199.7)
Stored value cards and loyalty program at June 28, 2026 (3)	$1,744.1

Three Quarters Ended June 29, 2025	Total
Stored value cards and loyalty program at September 29, 2024	$1,718.7
Revenue deferred - card activations, card reloads and Stars earned	11,675.2
Revenue recognized - card and Stars redemptions and breakage	(11,544.0)
Other(1)	(5.6)
Stored value cards and loyalty program at June 29, 2025 (3)	$1,844.3
(1)“Other” primarily consists of changes in the stored value cards and loyalty program balances resulting from foreign currency translation.
(2)The balance excludes Starbucks retail operations in China that were classified as held for sale in the first quarter of fiscal 2026 and divested in the third quarter of fiscal 2026.
(3)As of June 28, 2026 and June 29, 2025, approximately $1.6 billion and $1.7 billion, respectively, of these amounts were current.

Note 11:     Equity
Changes in AOCI by component, net of tax (in millions):

Quarter Ended	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
June 28, 2026
Net gains/(losses) in AOCI, beginning of period	$(0.7)	$55.9	$367.1	$(839.6)	$(417.3)
Net gains/(losses) recognized in OCI before reclassifications	(0.3)	1.3	30.8	(3.5)	28.3
Net (gains)/losses reclassified from AOCI to earnings	0.3	(6.2)	64.0	282.8	340.9
Other comprehensive income/(loss) attributable to Starbucks	—	(4.9)	94.8	279.3	369.2
Other comprehensive income/(loss) attributable to NCI	—	—	—	0.2	0.2
Net gains/(losses) in AOCI, end of period	$(0.7)	$51.0	$461.9	$(560.1)	$(47.9)

June 29, 2025
Net gains/(losses) in AOCI, beginning of period	$(1.8)	$67.3	$371.1	$(965.6)	$(529.0)
Net gains/(losses) recognized in OCI before reclassifications	1.4	(68.0)	(58.0)	157.6	33.0
Net (gains)/losses reclassified from AOCI to earnings	0.2	(19.3)	(20.2)	—	(39.3)
Other comprehensive income/(loss) attributable to Starbucks	1.6	(87.3)	(78.2)	157.6	(6.3)
Other comprehensive income/(loss) attributable to NCI	—	—	—	0.1	0.1
Net gains/(losses) in AOCI, end of period	$(0.2)	$(20.0)	$292.9	$(807.9)	$(535.2)

Three Quarters Ended	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
June 28, 2026
Net gains/(losses) in AOCI, beginning of period	$0.5	$40.9	$357.4	$(858.1)	$(459.3)
Net gains/(losses) recognized in OCI before reclassifications	(1.9)	11.3	78.5	14.8	102.7
Net (gains)/losses reclassified from AOCI to earnings	0.7	(1.2)	26.0	282.8	308.3
Other comprehensive income/(loss) attributable to Starbucks	(1.2)	10.1	104.5	297.6	411.0
Other comprehensive income/(loss) attributable to NCI	—	—	—	0.4	0.4
Net gains/(losses) in AOCI, end of period	$(0.7)	$51.0	$461.9	$(560.1)	$(47.9)

June 29, 2025
Net gains/(losses) in AOCI, beginning of period	$(2.3)	$70.5	$247.7	$(744.7)	$(428.8)
Net gains/(losses) recognized in OCI before reclassifications	1.5	(21.4)	106.9	(63.0)	24.0
Net (gains)/losses reclassified from AOCI to earnings	0.6	(69.1)	(61.7)	—	(130.2)
Other comprehensive income/(loss) attributable to Starbucks	2.1	(90.5)	45.2	(63.0)	(106.2)
Other comprehensive income/(loss) attributable to NCI	—	—	—	(0.2)	(0.2)
Net gains/(losses) in AOCI, end of period	$(0.2)	$(20.0)	$292.9	$(807.9)	$(535.2)

Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):

Quarter Ended
AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Jun 28, 2026	Jun 29, 2025
Gains/(losses) on available-for-sale debt securities	$(0.3)	$(0.2)	Interest income and other, net
Gains/(losses) on cash flow hedges	7.8	23.5	Please refer to Note 3, Derivative Financial Instruments for additional information.
Gains/(losses) on net investment hedges	(85.7)	27.0	Interest expense
Translation adjustment(1)
Divestiture of retail operations in China	(282.8)	—	Net gain resulting from divestiture of certain operations
	(361.0)	50.3	Total before tax
	20.1	(11.0)	Tax (expense)/benefit
	$(340.9)	$39.3	Net of tax

Three Quarters Ended
AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Earnings
	Jun 28, 2026	Jun 29, 2025
Gains/(losses) on available-for-sale debt securities	$(0.8)	$(0.6)	Interest income and other, net
Gains/(losses) on cash flow hedges	3.5	89.9	Please refer to Note 3, Derivative Financial Instruments for additional information.
Gains/(losses) on net investment hedges	(34.9)	82.4	Interest expense
Translation adjustment(1)
Divestiture of retail operations in China	(282.8)	—	Net gain resulting from divestiture of certain operations
	(315.0)	171.7	Total before tax
	6.7	(41.5)	Tax (expense)/benefit
	$(308.3)	$130.2	Net of tax
(1)Reclassification of CTA from AOCI to earnings upon sale or liquidation of foreign businesses.
In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, we have 7.5 million shares of authorized preferred stock, none of which was outstanding as of June 28, 2026.
During the three quarters ended June 28, 2026, and June 29, 2025, we made no share repurchases. As of June 28, 2026, 29.8 million shares of common stock remained available for repurchase under current authorizations.
During the third quarter of fiscal 2026, our Board of Directors approved a quarterly cash dividend to shareholders of $0.62 per share to be paid on August 28, 2026, to shareholders of record as of the close of business on August 14, 2026.
Note 12: Employee Stock Plans
As of June 28, 2026, there were 69.6 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 8.7 million shares available for issuance under our employee stock purchase plan.
Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

	Quarter Ended		Three Quarters Ended
	Jun 28, 2026	Jun 29, 2025	Jun 28, 2026	Jun 29, 2025
Restricted Stock Units (“RSUs”)	$71.1	$66.0	$290.4	$244.3
Total stock-based compensation expense	$71.1	$66.0	$290.4	$244.3

RSU transactions from September 28, 2025 through June 28, 2026 (in millions):

Total
Nonvested, September 28, 2025	9.0
Granted	4.6
Vested	(2.9)
Forfeited/expired	(1.8)
Nonvested, June 28, 2026	8.9
Total unrecognized stock-based compensation expense, net of estimated forfeitures, as of June 28, 2026	$322.4
Note 13: Income Taxes
The effective tax rate for the quarter ended June 28, 2026, was 26.4% compared to 31.8% for the same period in fiscal 2025. The decrease was primarily due to lapping the discrete impact of changes in indefinite reinvestment assertions for certain foreign entities in the third quarter of fiscal 2025 (approximately 850 basis points), partially offset by impacts resulting from the divestiture of Starbucks retail operations in China in the third quarter of fiscal 2026 (370 basis points).
The effective tax rate for the three quarters ended June 28, 2026, was 36.5% compared to 26.5% for the same period in fiscal 2025. The increase was primarily due to the $273 million discrete impact of changes in indefinite reinvestment assertions as a result of classifying Starbucks retail operations in China as held for sale in the first quarter of fiscal 2026 (approximately 640 basis points), impacts resulting from the divestiture of Starbucks retail operations in China in the third quarter of fiscal 2026 (approximately 240 basis points) and lapping the discrete impact of a tax status change for a certain foreign entity in the first quarter of fiscal 2025 (approximately 130 basis points).
Note 14: Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

	Quarter Ended		Three Quarters Ended
	Jun 28, 2026	Jun 29, 2025	Jun 28, 2026	Jun 29, 2025
Net earnings attributable to Starbucks	$1,045.3	$558.3	$1,849.6	$1,723.2
Weighted average common shares outstanding (for basic calculation)	1,139.6	1,136.4	1,139.0	1,135.7
Dilutive effect of outstanding common stock options and RSUs	4.2	3.4	4.0	3.7
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,143.8	1,139.8	1,143.0	1,139.4
EPS — basic	$0.92	$0.49	$1.62	$1.52
EPS — diluted	$0.91	$0.49	$1.62	$1.51
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
Consolidated revenue mix by product type (in millions):

	Quarter Ended				Three Quarters Ended
	Jun 28, 2026		Jun 29, 2025		Jun 28, 2026		Jun 29, 2025
Beverage (1)	$5,444.0	58%	$5,752.0	61%	$17,047.5	59%	$16,723.8	61%
Food (2)	1,863.3	20%	1,787.5	19%	5,575.6	19%	5,269.9	19%
Other (3)	2,015.4	22%	1,916.5	20%	6,146.3	22%	5,621.7	20%
Total	$9,322.7	100%	$9,456.0	100%	$28,769.3	100%	$27,615.4	100%
(1)“Beverage” represents sales within our company-operated stores.
(2)“Food” represents sales within our company-operated stores.
(3)“Other” primarily consists of packaged and single-serve coffees and teas, royalty and licensing revenues, beverage-related ingredients, serveware, and ready to drink beverages, among other items.

Information by geographic area (in millions):

	Quarter Ended		Three Quarters Ended
	Jun 28, 2026	Jun 29, 2025	Jun 28, 2026	Jun 29, 2025
Net revenues (1):
United States	$7,381.5	$6,860.1	$21,555.8	$20,244.9
China	68.7	807.2	1,713.5	2,316.1
Other countries	1,872.5	1,788.7	5,500.0	5,054.4
Total	$9,322.7	$9,456.0	$28,769.3	$27,615.4

			Jun 28, 2026	Sep 28, 2025
Long-lived assets:
United States			$15,348.1	$15,952.7
China (2)			172.6	4,276.8
Other countries			5,239.8	4,407.9
Total			$20,760.5	$24,637.4
(1) Includes Channel Development segment and other net revenues.
(2) The fiscal year 2026 balance excludes Starbucks retail operations in China that were divested during the third quarter of fiscal 2026.

No customer accounts for 10% or more of our revenues. Revenues are shown based on the geographic location of our customers. Revenues from countries other than the U.S. and China consist primarily of revenues from Japan, Canada, and the U.K., which together account for approximately 72% of net revenues from other countries for the quarter and three quarters ended June 28, 2026, and 73% for the quarter and three quarters ended June 29, 2025, respectively.
The financial information below is presented for our reportable operating segments and Corporate and Other (in millions):

Quarter Ended	North America	International	Channel Development	Corporate and Other	Total
June 28, 2026
Total net revenues	$7,395.1	$1,322.6	$587.9	$17.1	$9,322.7
Product and distribution costs	1,971.9	513.4	320.9	22.4	2,828.6
Store operating expenses	3,789.3	408.1	—	—	4,197.4
Other operating expenses	56.5	57.8	16.0	1.6	131.9
Depreciation and amortization expenses	298.3	33.1	—	30.2	361.6
General and administrative expenses	95.9	39.1	0.8	463.0	598.8
Restructuring and impairments	174.3	41.1	(0.2)	87.4	302.6
Total operating expenses	6,386.2	1,092.6	337.5	604.6	8,420.9
Income from equity method investees	—	22.8	55.8	—	78.6
Operating income/(loss)	$1,008.9	$252.8	$306.2	$(587.5)	$980.4
Net gain resulting from divestiture of certain operations					536.3
Interest income and other, net					37.2
Interest expense					(134.6)
Earnings before income taxes					$1,419.3

Quarter Ended	North America	International	Channel Development	Corporate and Other	Total
June 29, 2025
Total net revenues	$6,927.0	$2,010.7	$483.8	$34.5	$9,456.0
Product and distribution costs	1,909.6	701.7	306.8	37.4	2,955.5
Store operating expenses	3,552.4	792.4	—	—	4,344.8
Other operating expenses	69.7	66.2	15.1	0.6	151.6
Depreciation and amortization expenses	303.5	91.4	—	32.7	427.6
General and administrative expenses	170.0	81.9	1.7	423.6	677.2
Restructuring and impairments	3.1	3.1	0.2	14.4	20.8
Total operating expenses	6,008.3	1,736.7	323.8	508.7	8,577.5
Income from equity method investees	—	(1.3)	58.4	—	57.1
Operating income/(loss)	$918.7	$272.7	$218.4	$(474.2)	$935.6
Interest income and other, net					25.6
Interest expense					(142.3)
Earnings before income taxes					$818.9

Three Quarters Ended	North America	International	Channel Development	Corporate and Other	Total
June 28, 2026
Total net revenues	$21,569.4	$5,438.6	$1,678.4	$82.9	$28,769.3
Product and distribution costs	6,176.2	2,011.3	1,043.9	79.3	9,310.7
Store operating expenses	11,266.3	1,892.0	—	—	13,158.3
Other operating expenses	172.4	170.0	47.5	3.7	393.6
Depreciation and amortization expenses	896.6	135.8	—	93.4	1,125.8
General and administrative expenses	282.5	224.1	2.8	1,346.3	1,855.7
Restructuring and impairments	219.6	93.4	—	102.8	415.8
Total operating expenses	19,013.6	4,526.6	1,094.2	1,625.5	26,259.9
Income from equity method investees	—	22.2	167.7	—	189.9
Operating income/(loss)	$2,555.8	$934.2	$751.9	$(1,542.6)	$2,699.3
Net gain resulting from divestiture of certain operations					536.3
Interest income and other, net					87.3
Interest expense					(410.6)
Earnings before income taxes					$2,912.3

Three Quarters Ended	North America	International	Channel Development	Corporate and Other	Total
June 29, 2025
Total net revenues	$20,471.7	$5,749.1	$1,329.0	$65.6	$27,615.4
Product and distribution costs	5,684.3	2,008.4	824.4	69.7	8,586.8
Store operating expenses	10,442.5	2,281.4	—	—	12,723.9
Other operating expenses	216.6	181.8	43.7	0.7	442.8
Depreciation and amortization expenses	891.6	269.5	—	92.9	1,254.0
General and administrative expenses	363.9	259.1	4.8	1,347.4	1,975.2
Restructuring and impairments	24.5	19.9	1.1	91.5	137.0
Total operating expenses	17,623.4	5,020.1	874.0	1,602.2	25,119.7
Income from equity method investees	—	(2.1)	164.8	—	162.7
Operating income/(loss)	$2,848.3	$726.9	$619.8	$(1,536.6)	$2,658.4
Interest income and other, net					$81.8
Interest expense					(396.8)
Earnings before income taxes					$2,343.4
Note 17: Restructuring and Impairments
In the fourth quarter of fiscal 2024, we announced our “Back to Starbucks” strategy, which was implemented with the goal to bring customers back to our stores and return to growth by revitalizing coffeehouses, enhancing the customer experience, and improving efficiency. As part of the Company’s “Back to Starbucks” strategy, the following restructuring plans were approved.
Fiscal 2025 Restructuring Plans
In the second quarter of fiscal 2025, we announced a fiscal 2025 restructuring plan to restructure our support organization in an effort to operate more efficiently, increase accountability, reduce complexity, and drive better integration, which resulted in a reduction in our support partner workforce.
In the fourth quarter of fiscal 2025, we announced an additional fiscal 2025 restructuring plan involving the closure of coffeehouses and the further transformation of our support organization. We assessed our existing store portfolio with respect to both whether coffeehouses had a viable path to offering the physical environment consistent with the brand and a clear path to financial performance, and we closed, or plan to close, coffeehouses that did not meet these criteria.

During the quarter and three quarters ended June 28, 2026, 20 and 247 stores, respectively, were closed, and approximately $10.0 million and $115.9 million, respectively, was recorded to restructuring and impairments on our consolidated statement of earnings related to our fiscal 2025 restructuring plans. This total consists of accelerated amortization of ROU lease assets and other lease exit costs, disposal and impairment of company-operated store assets, and employee severance, separation and other costs.
During the quarter and three quarters ended June 29, 2025, we recognized pre-tax restructuring charges of $20.8 million and $137.0 million, respectively, primarily associated with partner severance costs. These costs were recorded to restructuring and impairments on our consolidated statement of earnings.
Fiscal 2026 Restructuring Plans
In the second quarter of fiscal 2026, management approved a fiscal 2026 restructuring plan to relocate certain functions of our support organization to an additional office in Nashville, Tennessee, with the intention to establish a more strategic presence in the Southeast region of the United States.
In the third quarter of fiscal 2026, we announced an additional fiscal 2026 restructuring plan focused on further transformation of our global support organization and non-retail facilities, as well as reducing the future operational complexity of our Starbucks Reserve and Roastery locations resulting in a reassessment and impairment of the associated asset group.
During the quarter and three quarters ended June 28, 2026, we recognized pre-tax restructuring charges of $292.6 million and $299.9 million, respectively, to restructuring and impairments on our consolidated statement of earnings related to our fiscal 2026 restructuring plans. This total consists of disposal and impairment of company-operated store assets primarily associated with the impairment of Starbucks Reserve and Roastery store locations, and employee severance, separation and other costs.

The tables below present the restructuring and impairment charges by fiscal year restructuring plans, reportable operating segment, and Corporate and Other (in millions):

Quarter Ended June 28, 2026	North America	International	Channel Development	Corporate and Other	Total
Fiscal 2025 Restructuring plans:
Disposal and impairment of store assets	$4.9	$(0.6)	$—	$—	$4.3
Employee severance, separation and other costs	3.3	1.0	(0.2)	1.5	5.6
Amortization of ROU lease assets and other lease exit costs	(1.8)	1.9	—	—	0.1
Total costs	6.4	2.3	(0.2)	1.5	10.0
Fiscal 2026 Restructuring plans:
Disposal and impairment of store and non-retail facility assets	154.7	14.3	—	48.4	217.4
Employee severance, separation and other costs	10.7	24.5	—	37.4	72.6
Amortization of ROU lease assets and other lease exit costs	2.5	—	—	0.1	2.6
Total costs	167.9	38.8	—	85.9	292.6
Total Restructuring and impairment costs	$174.3	$41.1	$(0.2)	$87.4	$302.6

Three Quarters Ended June 28, 2026	North America	International	Channel Development	Corporate and Other	Total
Fiscal 2025 Restructuring plans:
Disposal and impairment of store assets	$43.9	$(0.5)	$—	$—	$43.4
Employee severance, separation and other costs	4.9	6.0	—	9.6	20.5
Amortization of ROU lease assets and other lease exit costs	2.9	49.1	—	—	52.0
Total costs	51.7	54.6	—	9.6	115.9
Fiscal 2026 Restructuring plans:
Disposal and impairment of store and non-retail facility assets	154.7	14.3	—	48.4	217.4
Employee severance, separation and other costs	10.7	24.5	—	44.7	79.9
Amortization of ROU lease assets and other lease exit costs	2.5	—	—	0.1	2.6
Total costs	167.9	38.8	—	93.2	299.9
Total Restructuring and impairment costs	$219.6	$93.4	$—	$102.8	$415.8

The table below presents the balance of liabilities related to the restructuring plans by major type of cost (in millions):

	Employee severance, separation and other costs	Lease exit and other related costs (1)	Total
Fiscal 2025 Restructuring plans:
Beginning balance at September 28, 2025	$158.9	$238.9	$397.8
Restructuring costs incurred	20.5	52.0	72.5
Cash payments	(145.1)	(133.5)	(278.6)
Divestiture (2)	(2.6)	(1.9)	(4.5)
Other (3)	(14.2)	(11.0)	(25.2)
Ending balance at June 28, 2026	17.5	144.5	162.0
Fiscal 2026 Restructuring plans:
Beginning balance at September 28, 2025	—	—	—
Restructuring costs incurred	79.9	2.6	82.5
Cash payments	(13.6)	(0.4)	(14.0)
Other (3)	—	4.3	4.3
Ending balance at June 28, 2026	66.3	6.5	72.8
Total ending balance at June 28, 2026	$83.8	$151.0	$234.8
(1) The operating lease liability balances for total stores under the fiscal 2025 and fiscal 2026 restructuring plans were $183.1 million and $6.9 million, respectively, as of June 28, 2026.
(2) The decrease was a result of divesting Starbucks retail operations in China during the third quarter of fiscal 2026 .
(3) “Other” primarily consists of updates to accrual estimates and adjustments for non-cash charges.
As of June 28, 2026, the majority of the remaining accrued employee separation costs are reflected in accrued payroll and benefits and the remaining accrued lease-related costs are reflected in the operating lease liability on the consolidated balance sheet.

We anticipate completion of both the fiscal 2025 and fiscal 2026 restructuring plans and remaining store closures by the first half of fiscal 2027. The Company estimates that it will incur approximately $120 million and $110 million relating to the fiscal 2025 and fiscal 2026 restructuring plans, respectively, during the remainder of fiscal 2026 and first half of fiscal 2027, primarily related to accelerated ROU lease asset amortization in our North America operating segment, impairment charges, and partner severance costs in our International operating segment. The majority of the accrued liability balance as of June 28, 2026, relates to restructuring charges expected to be paid out by the end of fiscal year 2026.

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
• the costs and risks associated with, and the successful and timely execution and effects of, our existing and any future business opportunities, expansions, initiatives, strategies, investments, transformation efforts, and plans, including our “Back to Starbucks” strategy and our restructuring plans;
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
• inherent risks of operating a global business, including changing conditions in our markets; local factors affecting store openings; protectionist trade or foreign investment policies, including trade restrictions, tariffs, quotas, import/export regulations, customs restrictions, sanctions, countersanctions, and retaliatory measures; compliance with local laws and other regulations; and local labor policies and conditions, including labor strikes and work stoppages;
• higher costs, lower quality, or unavailability of coffee, dairy, cocoa, energy, water, raw materials, packaging, or product ingredients and related volatility;
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

• evolving corporate governance and public disclosure regulations and expectations, including with respect to sustainability matters;
• the potential impact of activist shareholder actions or tactics;
• failure to comply with applicable laws and complex and changing legal and regulatory requirements, including those governing privacy, data protection, artificial intelligence, and other emerging technologies;
• the impact or likelihood of significant legal disputes and proceedings or government investigations;
• the unauthorized access, use, theft, or destruction of our data, or of our proprietary or confidential information, including as a result of increasingly sophisticated threats enabled or accelerated by artificial intelligence, and the impact thereof;
• potential negative effects of, and our ability to respond to, a material failure, inadequacy, or interruption of our information technology systems or digital platforms, or those of our third-party business partners or service providers, or failure to comply with data protection laws; and
• our ability to adequately protect our intellectual property or adequately ensure that we are not infringing the intellectual property of others.

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

Introduction and Overview
Starbucks is the premier roaster, marketer, and retailer of specialty coffee globally, with a presence in 90 markets worldwide. As of June 28, 2026, Starbucks had more than 41,000 company-operated and licensed stores, an increase of 1% from the prior year. Additionally, we sell a variety of consumer-packaged goods, primarily through the Global Coffee Alliance established with Nestlé and other partnerships and joint ventures.
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
Starbucks results for the third quarter of fiscal 2026 showed continued progress and momentum on key “Back to Starbucks” initiatives, as demonstrated through continued global comparable store sales growth, consolidated operating margin expansion, and improved customer engagement. These initiatives included the Green Apron Service standard to improve operational consistency and the coffeehouse experience, engaging consumer marketing, disciplined menu innovation, a redesigned Starbucks Rewards program, and coffeehouse uplifts, all of which are intended to deliver greater connection, consistency, and value for customers. During the third quarter of fiscal 2026, consolidated net revenues decreased 1% to $9.3 billion compared to $9.5 billion in the third quarter of fiscal 2025, primarily due to the conversion of Starbucks retail operations in China to our licensed joint venture model in the third quarter of fiscal 2026. The decline in consolidated revenues was offset by a 7.9% increase in global comparable store sales, driven by a 7.9% increase in the U.S. market. Also contributing to the offset was higher revenues from our international licensed store business. Specific to the U.S. market, the increase in comparable store sales was driven by a 4.2% increase in comparable transactions and a 3.6% increase in average ticket, primarily driven by higher delivery sales and strength in customer food attach and beverage modifications. Consolidated operating margin expanded 60 basis points from the prior year to 10.5%, primarily driven by sales leverage and lower inflation paired with tariff refunds, offset by higher restructuring costs and labor investments largely in support of “Back to Starbucks.”
Divestiture of Starbucks Retail Operations in China
In the first quarter of fiscal 2026, we announced that the Company entered into an agreement to form a joint venture with Boyu Capital to operate Starbucks retail in China (the “disposal group”), marking a significant milestone in the Company’s long-term strategy to unlock sustainable, disciplined growth in one of the Company’s critical growth markets.

In the third quarter of fiscal 2026, the transaction closed, and under the terms of the agreement, funds managed by Boyu Capital acquired a 60% stake in Starbucks China retail operations, while Starbucks retained a 40% ownership interest and continues to own and license the brand and intellectual property to the joint venture. The disposal group was deconsolidated from our financial statements and we transitioned from recording revenues and expenses of the disposal group to recording our share of income from the joint venture, recognized as income from equity investees under the equity method of accounting. We expect that the conversion to our licensed joint venture model will continue to drive lower revenues and higher operating margin for Starbucks, as compared to the historical, company-operated model.
We used a portion of our transaction proceeds for debt reduction, strengthening our balance sheet and allowing us to execute our long-term growth strategy with greater financial flexibility. The joint venture is expected to reinvigorate sustainable growth in China through a focus on expansion, innovation and elevated customer experiences, with a shared long-term aspiration to grow to as many as 20,000 locations in China over time. By bringing together the trusted Starbucks brand, and Boyu Capital’s deep local expertise, we believe we will be able to serve more customers, enter more cities, strengthen profitability, and better compete in China’s dynamic and evolving market.
Restructuring
In support of our “Back to Starbucks” strategy, as part of the restructuring plan announced in the fourth quarter of fiscal 2025, we closed stores that did not demonstrate a viable path to profitability or meet our standards of delivering a warm, welcoming space for our customers and partners. Those store closures in North America were substantially completed in fiscal 2025, and the majority of those International store closures were completed in the first quarter of fiscal 2026.
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
In the third quarter of fiscal 2026, we announced an additional fiscal 2026 restructuring plan focused on further transformation of our global support organization and non-retail facilities, as well as reducing the future operational complexity of our Starbucks Reserve and Roastery locations resulting in a reassessment and impairment of the associated asset group. Under the plan, the Company expects to capture cost savings through a more streamlined support structure, and a simplified operating model for Starbucks Reserve and Roastery locations.
Strategic Initiatives
As the fiscal year progresses, we will continue to refine and execute our “Back to Starbucks” initiatives to drive topline momentum and build sales leverage while investing in our cafes and customer experience, with a focus on delivering exceptional service with speed, providing seamless digital experiences, strengthening our supply chain, and enabling technological efficiencies. We will continue to amplify our brand, engaging with our customers authentically and distinctly as Starbucks, through broad-based marketing, menu innovation, and Starbucks Rewards engagement, with the goal of deepening customer connection, brand loyalty and affinity.
As our international business shifts toward a more predominantly licensed model, we will continue evolving how we support our licensed business partners. We expect our international business to be a meaningful contributor to coffeehouse growth over time, supported by our licensed business model and significant opportunities for development in markets globally. We will apply continued discipline to how we grow our global footprint, with a focus on ensuring new coffeehouses meet our expectations for returns and long-term growth.
We expect certain macroeconomic pressures to continue easing into the fourth quarter, including impacts on product and distribution costs from tariffs and elevated coffee pricing. While we believe we are making the right strategic investments to improve our operating foundations, our focus going forward will be on driving consistency at scale while balancing and maintaining a healthier cost structure. We will continue to test, learn, and refine our approach to deliver the best of Starbucks to drive durable, profitable, long-term growth.

Results of Operations (in millions)
Revenues

	Quarter Ended				Three Quarters Ended
	Jun 28, 2026	Jun 29, 2025	$ Change	% Change	Jun 28, 2026	Jun 29, 2025	$ Change	% Change
Company-operated stores	$7,506.1	$7,812.5	$(306.4)	(3.9)%	$23,510.6	$22,882.9	$627.7	2.7%
Licensed stores	1,200.8	1,105.6	95.2	8.6	3,419.6	3,257.3	162.3	5.0
Other	615.8	537.9	77.9	14.5	1,839.1	1,475.2	363.9	24.7
Total net revenues	$9,322.7	$9,456.0	$(133.3)	(1.4)%	$28,769.3	$27,615.4	$1,153.9	4.2%
For the quarter ended June 28, 2026, compared with the quarter ended June 29, 2025
Total net revenues for the third quarter of fiscal 2026 decreased $133 million, primarily due to lower revenues from company-operated stores ($306 million) partially offset by higher licensed stores ($95 million) and other revenues ($78 million).
Company-operated stores revenue decreased $306 million, primarily driven by the conversion of Starbucks retail operations in China to our licensed joint venture model in the third quarter of fiscal 2026 ($776 million) and unfavorable foreign currency impacts ($52 million). This was partially offset by a 7.9% increase in comparable store sales ($524 million) attributable to a 4.2% increase in comparable transactions and a 3.5% increase in average ticket.
Licensed stores revenue increased $95 million, primarily driven by higher product sales to, and royalty revenues from, our existing licensees ($58 million) and our newly-formed China joint venture ($53 million) following the conversion of Starbucks retail operations in China to our licensed joint venture model, partially offset by lower equipment sales to licensees ($16 million).
Other revenues increased $78 million, primarily due to an increase in revenue in the Global Coffee Alliance ($89 million).
For the three quarters ended June 28, 2026, compared with the three quarters ended June 29, 2025
Total net revenues for the first three quarters of fiscal 2026 increased $1.2 billion, primarily due to higher revenues from company-operated stores ($628 million), other revenues ($364 million), and licensed stores ($162 million).
Company-operated stores revenue increased $628 million, primarily driven by a 5.9% increase in comparable store sales ($1.2 billion) attributable to a 3.6% increase in comparable transactions and a 2.3% increase in average ticket. This was partially offset by the conversion of Starbucks retail operations in China to our licensed joint venture model in the third quarter of fiscal 2026 ($729 million).
Licensed stores revenue increased $162 million, primarily driven by higher product sales to, and royalty revenues from, our existing licensees in our International segment ($182 million) and our newly-formed China joint venture ($53 million) following the conversion of Starbucks retail operations in China to our licensed joint venture model. This was partially offset by lower equipment sales to our licensees globally ($52 million) and a decrease in product sales to, and royalty revenues from, our licensees in our North America segment ($21 million).
Other revenues increased $364 million, primarily due to an increase in revenue in the Global Coffee Alliance ($311 million).

Operating Expenses

	Quarter Ended					Three Quarters Ended
	Jun 28, 2026	Jun 29, 2025	$ Change	Jun 28, 2026	Jun 29, 2025	Jun 28, 2026	Jun 29, 2025	$ Change	Jun 28, 2026	Jun 29, 2025
				As a % of Total Net Revenues					As a % of Total Net Revenues
Product and distribution costs	$2,828.6	$2,955.5	$(126.9)	30.3%	31.3%	$9,310.7	$8,586.8	$723.9	32.4%	31.1%
Store operating expenses	4,197.4	4,344.8	(147.4)	45.0	45.9	13,158.3	12,723.9	434.4	45.7	46.1
Other operating expenses	131.9	151.6	(19.7)	1.4	1.6	393.6	442.8	(49.2)	1.4	1.6
Depreciation and amortization expenses	361.6	427.6	(66.0)	3.9	4.5	1,125.8	1,254.0	(128.2)	3.9	4.5
General and administrative expenses	598.8	677.2	(78.4)	6.4	7.2	1,855.7	1,975.2	(119.5)	6.5	7.2
Restructuring and impairments	302.6	20.8	281.8	3.2	0.2	415.8	137.0	278.8	1.4	0.5
Total operating expenses	8,420.9	8,577.5	(156.6)	90.3	90.7	26,259.9	25,119.7	1,140.2	91.3	91.0
Income from equity investees	78.6	57.1	21.5	0.8	0.6	189.9	162.7	27.2	0.7	0.6
Operating income	$980.4	$935.6	$44.8	10.5%	9.9%	$2,699.3	$2,658.4	$40.9	9.4%	9.6%
Store operating expenses as a % of company-operated stores revenue				55.9%	55.6%				56.0%	55.6%
For the quarter ended June 28, 2026, compared with the quarter ended June 29, 2025
Product and distribution costs as a percentage of total net revenues decreased 100 basis points for the third quarter of fiscal 2026, primarily due to the conversion of Starbucks retail operations in China to our licensed joint venture model in the third quarter of fiscal 2026 (approximately 130 basis points), lower inflation paired with tariff refunds (approximately 80 basis points), partially offset by mix shift (approximately 110 basis points).
Store operating expenses as a percentage of total net revenues decreased 90 basis points for the third quarter of fiscal 2026. Store operating expenses as a percentage of company-operated stores revenue increased 30 basis points, primarily due to labor investments largely in support of “Back to Starbucks” (approximately 190 basis points), and increased reserves for self-insured claims (approximately 100 basis points), partially offset by sales leverage (approximately 250 basis points).
Other operating expenses decreased $20 million, primarily due to savings from simplifying our licensed business support organization ($15 million).
Depreciation and amortization expenses as a percentage of total net revenues decreased 60 basis points, primarily driven by the conversion of Starbucks retail operations in China to our licensed joint venture model in the third quarter of fiscal 2026.
General and administrative expenses decreased $78 million, primarily due to lapping of the Leadership Experience 2025 ($81 million), restructuring-related savings ($63 million), and the conversion of Starbucks retail operations in China to our licensed joint venture model in the third quarter of fiscal 2026 ($42 million). This was partially offset by increases in performance-based compensation ($79 million) and transaction-related expenses related to the conversion of Starbucks retail operations in China to our licensed joint venture model in the third quarter of fiscal 2026 ($44 million).
Restructuring and impairments increased $282 million, largely due to costs associated with the impairment of Starbucks Reserve and Roastery store locations, and partner severance costs. See Note 17, Restructuring and Impairments, to the consolidated financial statements included in Item 1 of Part I of this 10-Q for further discussion.
Income from equity investees increased $22 million, primarily due to income from our China joint venture, which was formed upon the conversion of Starbucks retail operations in China to our licensed joint venture model in the third quarter of fiscal 2026.

The combination of these changes resulted in an overall increase in operating margin of 60 basis points for the third quarter of fiscal 2026.
For the three quarters ended June 28, 2026, compared with the three quarters ended June 29, 2025
Product and distribution costs as a percentage of total net revenues increased 130 basis points for the first three quarters of fiscal 2026 largely due to mix shift (80 basis points).
Store operating expenses as a percentage of total net revenues decreased 40 basis points for the first three quarters of fiscal 2026. Store operating expenses as a percentage of company-operated stores revenue increased 40 basis points, primarily due to labor investments largely in support of “Back to Starbucks” (approximately 220 basis points), and increased reserves for self- insured claims (approximately 60 basis points), offset by sales leverage (approximately 300 basis points).
Other operating expenses decreased $49 million, primarily due to savings from simplifying our licensed business support organization ($45 million).
Depreciation and amortization expenses as a percentage of total net revenues decreased 60 basis points, primarily driven by ceasing depreciation upon classifying our Starbucks retail operations in China as held for sale in the first quarter of fiscal 2026 and converting Starbucks retail operations in China to our licensed joint venture model in the third quarter of fiscal 2026.
General and administrative expenses decreased $120 million, largely due to restructuring-related savings ($174 million) and lapping of the Leadership Experience 2025 ($81 million) and the conversion of Starbucks retail operations in China to our licensed joint venture model in the third quarter of fiscal 2026 ($42 million). This was partially offset by increases in performance-based compensation ($112 million) and transaction-related expenses related to the conversion of Starbucks retail operations in China to our licensed joint venture model in the third quarter of fiscal 2026 ($74 million).
Restructuring and impairments increased $279 million, largely due to costs associated with the impairment of Starbucks Reserve and Roastery store locations, and partner severance costs. See Note 17, Restructuring and Impairments, to the consolidated financial statements included in Item 1 of Part I of this 10-Q, for further discussion.
Income from equity investees increased $27 million, primarily due to income from our China joint venture, which was formed upon the conversion of Starbucks retail operations in China to our licensed joint venture model in the third quarter of fiscal 2026.
The combination of these changes resulted in an overall decrease in operating margin of 20 basis points for the first three quarters of fiscal 2026.

Other Income and Expenses

	Quarter Ended					Three Quarters Ended
	Jun 28, 2026	Jun 29, 2025	$ Change	Jun 28, 2026	Jun 29, 2025	Jun 28, 2026	Jun 29, 2025	$ Change	Jun 28, 2026	Jun 29, 2025
				As a % of Total Net Revenues					As a % of Total Net Revenues
Operating income	$980.4	$935.6	$44.8	10.5%	9.9%	$2,699.3	$2,658.4	$40.9	9.4%	9.6%
Net gain resulting from divestiture of certain operations	536.3	—	536.3	5.8	—	536.3	0.0	536.3	1.9	0.0
Interest income and other, net	37.2	25.6	11.6	0.4	0.3	87.3	81.8	5.5	0.3	0.3
Interest expense	(134.6)	(142.3)	7.7	(1.4)	(1.5)	(410.6)	(396.8)	(13.8)	(1.4)	(1.4)
Earnings before income taxes	1,419.3	818.9	600.4	15.2	8.7	2,912.3	2,343.4	568.9	10.1	8.5
Income tax expense	374.4	260.4	114.0	4.0%	2.8	1,063.3	619.9	443.4	3.7%	2.2
Net earnings including noncontrolling interests	1,044.9	558.5	486.4	11.2	5.9	1,849.0	1,723.5	125.5	6.4	6.2
Net earnings/(loss) attributable to noncontrolling interests	(0.4)	0.2	(0.6)	0.0	0.0	(0.6)	0.3	(0.9)	0.0	0.0
Net earnings attributable to Starbucks	$1,045.3	$558.3	$487.0	11.2%	5.9%	$1,849.6	$1,723.2	$126.4	6.4%	6.2%
Effective tax rate including noncontrolling interests				26.4%	31.8%				36.5%	26.5%
For the quarter ended June 28, 2026, compared with the quarter ended June 29, 2025
Net gain resulting from divestiture of certain operations was $536.3 million, due to the divestiture of Starbucks retail operations in China during the third quarter of fiscal 2026.
Interest income and other, net increased $12 million, primarily due to higher cash balances and interest rates in the current year, partially offset by non-core investment impairments.
Interest expense decreased $8 million, primarily due to reduced debt balances in the current year.
The effective tax rate for the quarter ended June 28, 2026, was 26.4% compared to 31.8% for the same period in fiscal 2025. The decrease was primarily due to lapping the discrete impact of changes in indefinite reinvestment assertions for certain foreign entities in the third quarter of fiscal 2025 (approximately 850 basis points), partially offset by impacts resulting from the divestiture of Starbucks retail operations in China in the third quarter of fiscal 2026 (370 basis points).
For the three quarters ended June 28, 2026, compared with the three quarters ended June 29, 2025
Net gain resulting from divestiture of certain operations was $536.3 million, due to the divestiture of Starbucks retail operations in China during the third quarter of fiscal 2026.
Interest income and other, net increased $6 million, primarily due to higher cash balances and interest rates in the current year.
Interest expense increased $14 million, primarily due to reduced savings from cross-currency interest rate hedging, partially offset by reduced debt balances in the current year.

The effective tax rate for the three quarters ended June 28, 2026, was 36.5% compared to 26.5% for the same period in fiscal 2025. The increase was primarily due to the $273 million discrete impact of changes in indefinite reinvestment assertions as a result of classifying Starbucks retail operations in China as held for sale in the first quarter of fiscal 2026 (approximately 640 basis points), impacts resulting from the divestiture of Starbucks retail operations in China during the third quarter of fiscal 2026 (approximately 240 basis points) and lapping the discrete impact of a tax status change for a certain foreign entity in the first quarter of fiscal 2025 (approximately 130 basis points).

Segment Information
Results of operations by segment (in millions):
North America

	Quarter Ended					Three Quarters Ended
	Jun 28, 2026	Jun 29, 2025	$ Change	Jun 28, 2026	Jun 29, 2025	Jun 28, 2026	Jun 29, 2025	$ Change	Jun 28, 2026	Jun 29, 2025
				As a % of North America Total Net Revenues					As a % of North America Total Net Revenues
Net revenues:
Company-operated stores	$6,754.8	$6,285.7	$469.1	91.3%	90.7%	$19,675.0	$18,515.3	$1,159.7	91.2%	90.4%
Licensed stores	639.4	640.5	(1.1)	8.6	9.2	1,890.6	1,953.5	(62.9)	8.8	9.5
Other	0.9	0.8	0.1	0.0	0.0	3.8	2.9	0.9	0.0	0.0
Total net revenues	7,395.1	6,927.0	468.1	100.0	100.0	21,569.4	20,471.7	1,097.7	100.0	100.0
Product and distribution costs	1,971.9	1,909.6	62.3	26.7	27.6	6,176.2	5,684.3	491.9	28.6	27.8
Store operating expenses	3,789.3	3,552.4	236.9	51.2	51.3	11,266.3	10,442.5	823.8	52.2	51.0
Other operating expenses	56.5	69.7	(13.2)	0.8	1.0	172.4	216.6	(44.2)	0.8	1.1
Depreciation and amortization expenses	298.3	303.5	(5.2)	4.0	4.4	896.6	891.6	5.0	4.2	4.4
General and administrative expenses	95.9	170.0	(74.1)	1.3	2.5	282.5	363.9	(81.4)	1.3	1.8
Restructuring and impairments	174.3	3.1	171.2	2.4	—	219.6	24.5	195.1	1.0	0.1
Total operating expenses	6,386.2	6,008.3	377.9	86.4	86.7	19,013.6	17,623.4	1,390.2	88.2	86.1
Operating income	$1,008.9	$918.7	$90.2	13.6%	13.3%	$2,555.8	$2,848.3	$(292.5)	11.8%	13.9%
Store operating expenses as a % of company-operated stores revenue				56.1%	56.5%				57.3%	56.4%
For the quarter ended June 28, 2026, compared with the quarter ended June 29, 2025
Revenues
North America total net revenues for the third quarter of fiscal 2026 increased $468 million, or 7%, primarily driven by an increase in company-operated stores revenue due to a 8.1% increase in comparable store sales ($486 million), driven by a 4.5% increase in comparable transactions and a 3.5% increase in average ticket, primarily due to higher delivery sales and strength in customer food attach and beverage modifications.
Operating Margin
North America operating income for the third quarter of fiscal 2026 increased 10% to $1.0 billion, compared to $919 million in the third quarter of fiscal 2025. Operating margin expanded 30 basis points to 13.6%, primarily driven by sales leverage (approximately 340 basis points), lapping of the Leadership Experience 2025 (approximately 120 basis points), and lower inflation paired with tariff refunds (approximately 110 basis points). This was partially offset by higher restructuring costs (approximately 240 basis points), labor investments largely in support of “Back to Starbucks” (approximately 190 basis points) and product mix shift (approximately 100 basis points).

For the three quarters ended June 28, 2026, compared with the three quarters ended June 29, 2025
Revenues
North America total net revenues for the first three quarters of fiscal 2026 increased $1.1 billion, or 5%, primarily driven by an increase in company-operated stores revenue due to a 6.2% increase in comparable store sales ($1.1 billion), driven by a 3.9% increase in comparable transactions and a 2.3% increase in average ticket, primarily due to higher delivery sales, and strength in customer beverage modifications and food attach.
Operating Margin
North America operating income for the first three quarters of fiscal 2026 decreased 10% to $2.6 billion, compared to $2.8 billion in the first three quarters of fiscal 2025. Operating margin contracted 210 basis points to 11.8%, primarily driven by labor investments largely in support of “Back to Starbucks” (approximately 240 basis points).

International

	Quarter Ended					Three Quarters Ended
	Jun 28, 2026	Jun 29, 2025	$ Change	Jun 28, 2026	Jun 29, 2025	Jun 28, 2026	Jun 29, 2025	$ Change	Jun 28, 2026	Jun 29, 2025
				As a % of International Total Net Revenues					As a % of International Total Net Revenues
Net revenues:
Company-operated stores	$751.3	$1,526.8	$(775.5)	56.8%	75.9%	$3,835.6	$4,367.6	$(532.0)	70.5%	76.0%
Licensed stores	561.4	465.1	96.3	42.4	23.1	1,529.0	1,303.8	225.2	28.1	22.7
Other	9.9	18.8	(8.9)	0.7	0.9	74.0	77.7	(3.7)	1.4	1.4
Total net revenues	1,322.6	2,010.7	(688.1)	100.0	100.0	5,438.6	5,749.1	(310.5)	100.0	100.0
Product and distribution costs	513.4	701.7	(188.3)	38.8	34.9	2,011.3	2,008.4	2.9	37.0	34.9
Store operating expenses	408.1	792.4	(384.3)	30.9	39.4	1,892.0	2,281.4	(389.4)	34.8	39.7
Other operating expenses	57.8	66.2	(8.4)	4.4	3.3	170.0	181.8	(11.8)	3.1	3.2
Depreciation and amortization expenses	33.1	91.4	(58.3)	2.5	4.5	135.8	269.5	(133.7)	2.5	4.7
General and administrative expenses	39.1	81.9	(42.8)	3.0	4.1	224.1	259.1	(35.0)	4.1	4.5
Restructuring and impairments	41.1	3.1	38.0	3.1	0.2	93.4	19.9	73.5	1.7	0.3
Total operating expenses	1,092.6	1,736.7	(644.1)	82.6	86.4	4,526.6	5,020.1	(493.5)	83.2	87.3
Income/(loss) from equity investees	22.8	(1.3)	24.1	1.7	(0.1)	22.2	(2.1)	24.3	0.4	0.0
Operating income	$252.8	$272.7	$(19.9)	19.1%	13.6%	$934.2	$726.9	$207.3	17.2%	12.6%
Store operating expenses as a % of company-operated stores revenue				54.3%	51.9%				49.3%	52.2%
For the quarter ended June 28, 2026, compared with the quarter ended June 29, 2025
Revenues
International total net revenues for the third quarter of fiscal 2026 decreased $688 million, or 34%, primarily driven by lower company-operated store revenues following the conversion of Starbucks retail operations in China to our licensed joint venture model in the third quarter of fiscal 2026 ($780 million). This decrease was partially offset by higher product sales to, and royalty revenues from, our newly-formed China joint venture ($53 million) and other licensees ($50 million).
Operating Margin
International operating income for the third quarter of fiscal 2026 decreased 7% to $253 million, compared to $273 million in the third quarter of fiscal 2025. Operating margin expanded 550 basis points to 19.1%, primarily due to the conversion of Starbucks retail operations in China to our licensed joint venture model in the third quarter of fiscal 2026 (approximately 800 basis points). This was partially offset by higher restructuring costs (approximately 290 basis points).

For the three quarters ended June 28, 2026, compared with the three quarters ended June 29, 2025
Revenues
International total net revenues for the first three quarters of fiscal 2026 decreased $311 million, or 5%, primarily driven by lower company-operated store revenues following the conversion of Starbucks retail operations in China to our licensed joint venture model in the third quarter of fiscal 2026 ($730 million). This decline was partially offset by higher product sales to, and royalty revenues from, existing licensees ($182 million) and our newly-formed China joint venture ($53 million) and an increase in company-operated stores revenue due to a 4.3% increase in comparable store sales ($146 million), driven by a 2.5% increase in comparable transactions and a 1.7% increase in average ticket.
Operating Margin
International operating income for the first three quarters of fiscal 2026 increased 29% to $934 million, compared to $727 million in the first three quarters of fiscal 2025. Operating margin expanded 460 basis points to 17.2%, primarily due to the conversion of Starbucks retail operations in China to our licensed joint venture model in the third quarter of fiscal 2026 (approximately 350 basis points) and lower store operating and depreciation and amortization costs after classifying assets for Starbucks retail operations in China as held for sale in the first and second quarters of fiscal 2026 (approximately 280 basis points), partially offset by higher restructuring costs (approximately 140 basis points).

Channel Development

	Quarter Ended					Three Quarters Ended
	Jun 28, 2026	Jun 29, 2025	$ Change	Jun 28, 2026	Jun 29, 2025	Jun 28, 2026	Jun 29, 2025	$ Change	Jun 28, 2026	Jun 29, 2025
				As a % of Channel Development Total Net Revenues					As a % of Channel Development Total Net Revenues
Net revenues	$587.9	$483.8	$104.1			$1,678.4	$1,329.0	$349.4
Product and distribution costs	320.9	306.8	14.1	54.6%	63.4%	1,043.9	824.4	219.5	62.2%	62.0%
Other operating expenses	16.0	15.1	0.9	2.7	3.1	47.5	43.7	3.8	2.8	3.3
General and administrative expenses	0.8	1.7	(0.9)	0.1	0.4	2.8	4.8	(2.0)	0.2	0.4
Restructuring and impairments	(0.2)	0.2	(0.4)	0.0	—	—	1.1	(1.1)	0.0	0.1
Total operating expenses	337.5	323.8	13.7	57.4	66.9	1,094.2	874.0	220.2	65.2	65.8
Income from equity investees	55.8	58.4	(2.6)	9.5	12.1	167.7	164.8	2.9	10.0	12.4
Operating income	$306.2	$218.4	$87.8	52.1%	45.1%	$751.9	$619.8	$132.1	44.8%	46.6%
For the quarter ended June 28, 2026, compared with the quarter ended June 29, 2025
Revenues
Channel Development total net revenues for the third quarter of fiscal 2026 increased $104 million, or 22%, primarily due to an increase in revenue in the Global Coffee Alliance ($89 million).
Operating Margin
Channel Development operating income for the third quarter of fiscal 2026 increased 40% to $306 million, compared to $218 million in the third quarter of fiscal 2025. Operating margin expanded 700 basis points to 52.1%, primarily driven by tariff impacts including refunds (approximately 1,370 basis points). This was partially offset by product mix shifts (approximately 470 basis points) and lower income from the North American Coffee Partnership joint venture relative to segment revenue growth (approximately 260 basis points).
For the three quarters ended June 28, 2026, compared with the three quarters ended June 29, 2025
Revenues
Channel Development total net revenues for the first three quarters of fiscal 2026 increased $349 million, or 26%, primarily due to an increase in revenue in the Global Coffee Alliance ($311 million).
Operating Margin
Channel Development operating income for the first three quarters of fiscal 2026 increased 21% to $752 million, compared to $620 million in the first three quarters of fiscal 2025. Operating margin contracted 180 basis points to 44.8%, primarily driven by lower North American Coffee Partnership joint venture income growth relative to segment revenue growth (approximately 240 basis points).

Corporate and Other

	Quarter Ended				Three Quarters Ended
	Jun 28, 2026	Jun 29, 2025	$ Change	% Change	Jun 28, 2026	Jun 29, 2025	$ Change	% Change
Net revenues:
Other	$17.1	$34.5	$(17.4)	(50.4)%	$82.9	$65.6	$17.3	26.4%
Total net revenues	17.1	34.5	(17.4)	(50.4)	82.9	65.6	17.3	26.4
Product and distribution costs	22.4	37.4	(15.0)	(40.1)	79.3	69.7	9.6	13.8
Other operating expenses	1.6	0.6	1.0	166.7	3.7	0.7	3.0	428.6
Depreciation and amortization expenses	30.2	32.7	(2.5)	(7.6)	93.4	92.9	0.5	0.5
General and administrative expenses	463.0	423.6	39.4	9.3	1,346.3	1,347.4	(1.1)	(0.1)
Restructuring and impairments	87.4	14.4	73.0	506.9	102.8	91.5	11.3	12.3
Total operating expenses	604.6	508.7	95.9	18.9	1,625.5	1,602.2	23.3	1.5
Operating loss	$(587.5)	$(474.2)	$(113.3)	23.9%	$(1,542.6)	$(1,536.6)	$(6.0)	0.4%
Corporate and Other primarily consists of our unallocated corporate expenses and sales of cocoa butter to third parties. Unallocated corporate expenses include corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments.
For the quarter ended June 28, 2026, compared with the quarter ended June 29, 2025
Corporate and Other operating loss increased 24% to $588 million for the third quarter of fiscal 2026 compared to $474 million for the third quarter of fiscal 2025, primarily due to higher restructuring costs in support of our “Back to Starbucks” strategy ($73 million), performance-based compensation ($58 million) and transaction-related expenses for the conversion of Starbucks retail operations in China to our licensed joint venture model in the third quarter of fiscal 2026 ($44 million). The increases are partially offset by restructuring-related savings ($53 million).
For the three quarters ended June 28, 2026, compared with the three quarters ended June 29, 2025
Corporate and Other operating loss increased $6 million during the first three quarters of fiscal 2026 compared to the first three quarters of fiscal 2025, primarily due to performance-based compensation ($78 million), transaction-related expenses for the conversion of Starbucks retail operations in China to our licensed joint venture model in the third quarter of fiscal 2026 ($68 million) and higher restructuring costs in support of our “Back to Starbucks” strategy ($11 million). The increases are offset by restructuring-related savings ($164 million).

Quarterly Store Data
Our store data for the periods presented is as follows:

	Net stores opened/(closed) and transferred during the period (1)
	Quarter Ended		Three Quarters Ended		Stores open as of
	Jun 28, 2026	Jun 29, 2025	Jun 28, 2026	Jun 29, 2025	Jun 28, 2026	Jun 29, 2025
North America
Company-operated stores	27	122	131	292	11,149	11,453
Licensed stores	(41)	(15)	(71)	18	7,222	7,281
Total North America	(14)	107	60	310	18,371	18,734
International
Company-operated stores(2)(3)	(7,971)	103	(8,032)	420	2,464	10,277
Licensed stores(2)(3)	8,160	98	8,286	168	20,469	12,086
Total International	189	201	254	588	22,933	22,363
Total Company	175	308	314	898	41,304	41,097
(1)Includes 20 and 247 stores closed in the quarter and three quarters ended June 28, 2026, respectively, as part of our “Back to Starbucks” fourth quarter of fiscal 2025 restructuring plan.
(2)Includes the conversion of 113 licensed stores to company-operated stores following the acquisition of 23.5 Degrees Topco Limited during the first quarter of fiscal 2025.
(3)Includes the conversion of 7,991 company-operated stores to licensed stores following the the conversion of Starbucks retail operations in China to our licensed joint venture model in the third quarter of fiscal 2026.
Financial Condition, Liquidity, and Capital Resources
Cash and Investment Overview
Our cash and investments were $3.9 billion as of June 28, 2026, and $3.7 billion as of September 28, 2025. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, fund acquisitions, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate debt securities and U.S. government treasury securities. As of June 28, 2026, approximately $1.1 billion of cash and short-term investments were held in foreign subsidiaries.
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
The 2025 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of June 28, 2026, we were in compliance with all applicable covenants. No amounts were outstanding under our 2025 credit facility as of June 28, 2026, or September 28, 2025.
Commercial Paper
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our 2025 credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures, and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock, and share repurchases. We had no borrowings outstanding under our commercial paper program as of June 28, 2026 and September 28, 2025. Our total available contractual borrowing capacity for general corporate purposes was $3.0 billion as of the end of our third quarter of fiscal 2026.
Credit Facilities in Japan
Additionally, we hold the following Japanese yen-denominated credit facilities that are available for working capital needs and capital expenditures within our Japanese market:
•A ¥5.0 billion, or $30.9 million, credit facility is currently set to mature on December 30, 2026. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.400%.
•A ¥10.0 billion, or $61.8 million, credit facility is currently set to mature on March 27, 2027. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.300%.
As of June 28, 2026, and September 28, 2025, we had no borrowings outstanding under these credit facilities.
See Note 8, Debt, to the consolidated financial statements included in Item 1 of Part I of this 10-Q for details of the components of our long-term debt.
Long-term Debt
In May 2026, the Company completed cash tender offers for certain series of its senior notes and repurchased approximately $1.3 billion aggregate principal amount of such notes using cash proceeds from the divestiture of Starbucks retail operations in China. The notes repurchased consisted of:
•$273.5 million of the $750.0 million, 4.500% Senior Notes (the “May 2028 notes”)
•$321.8 million of the $500.0 million, 4.800% Senior Notes (the “May 2030 notes”)
•$110.4 million of the $500.0 million, 5.000% Senior Notes (the “February 2034 notes”)
•$410.2 million of the $500.0 million, 5.400% Senior Notes (the “May 2035 notes”)
•$200.0 million of the $1.0 billion, 4.500% Senior Notes (the “November 2048 notes”)
In connection with the redemptions, the Company recognized an immaterial gain on partial extinguishment of debt for the quarter ended June 28, 2026, which is included in Interest income and other, net in the consolidated statement of earnings. In determining the value of the gain, the Company expensed the proportional amount of the related unamortized discount, premium, and debt issuance costs attributable to the repurchased notes.
See Note 8, Debt, to the consolidated financial statements included in Item 1 of Part I of this 10-Q for details of the components of our long-term debt.
Our ability to incur new liens and conduct sale and leaseback transactions on certain material properties is subject to compliance with terms of the indentures under which the long-term notes were issued. As of June 28, 2026, we were in compliance with all applicable covenants.
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
We believe that net future cash flows generated from operations and existing cash and investments both domestically and internationally, combined with our ability to leverage our balance sheet through the issuance of debt, will be sufficient to finance capital requirements for our core businesses as well as shareholder distributions for at least the next 12 months. We are currently not aware of any trends or demands, commitments, events, or uncertainties that will result in, or that are reasonably likely to result in, our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months. In the third quarter of fiscal 2026 we used a portion of the proceeds from our divestiture of Starbucks retail operations in China for debt reduction, strengthening our balance sheet and allowing us to execute our long-term growth strategy with greater financial flexibility.
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
We regularly review our cash positions and our determination of partial indefinite reinvestment of foreign earnings. In the event we determine that all or another portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes, which could be material. Any foreign earnings that are not indefinitely reinvested may be repatriated at management’s discretion. In the first quarter of fiscal 2026, we released all of our remaining indefinite reinvestment assertions and recorded a discrete tax expense of $266 million, which was subsequently increased in the second quarter of fiscal 2026 by $8 million. In the third quarter of fiscal 2026, we recorded incremental income tax expense of $147.8 million, as a component of the estimated annual effective tax rate, in connection with our divestiture of Starbucks retail operations in China in the third quarter of fiscal 2026 and the retained equity interest in the joint venture. In future periods, any foreign earnings may be repatriated at management’s discretion without any material, incremental tax consequences.
On February 20, 2026, the U.S. Supreme Court ruled that reciprocal tariffs imposed under the International Emergency Economic Powers Act (IEEPA) were unlawful. Starbucks imports were previously subject to such tariffs under IEEPA. Effective April 20, 2026, the U.S. Customs and Border Protection launched a platform for importers of record to begin submitting IEEPA tariff refund requests. Starbucks submitted refund requests in the third quarter of fiscal 2026 for qualifying tariffs paid and has received substantially all of the refunds requested, which were recorded in product and distribution costs within the consolidated statements of earnings. The refunds received during the third quarter of fiscal 2026 largely offset related tariffs incurred in the first three quarters of fiscal 2026.
During the third quarter of fiscal 2026, our Board of Directors approved a quarterly cash dividend to shareholders of $0.62 per share to be paid on August 28, 2026, to shareholders of record as of the close of business on August 14, 2026.
During the three quarters ended June 28, 2026, we made no common stock share repurchases. As of June 28, 2026, 29.8 million shares of common stock remained available for repurchase under current authorizations.
Other than normal operating expenses, cash requirements for the remainder of fiscal 2026 are expected to consist primarily of capital expenditures for investments in our new and existing stores, our supply chain, and corporate facilities. Total capital expenditures for fiscal 2026 are expected to be lower than fiscal 2025.
In the MD&A included in the 10-K, we disclosed that we had $36.5 billion of current and long-term material cash requirements as of September 28, 2025. Aside from the impacts of our debt repayments and the divestiture of our retail operations in China, there have been no material changes to our material cash requirements during the period covered by this 10-Q outside of the normal course of our business. See Note 8, Debt, and Note 2, Acquisitions and Divestitures, in the consolidated financial statements included in Item 1 of Part I of this 10-Q for further discussions.
Cash Flows
Cash provided by operating activities was $3.6 billion for the first three quarters of fiscal 2026, compared to $3.4 billion for the same period in fiscal 2025. The increase of $238.4 million was primarily due to higher net earnings of $125.5 million and favorable changes in working capital.
Cash provided by investing activities totaled $1.6 billion for the first three quarters of fiscal 2026, compared to cash used of $2.1 billion for the same period in fiscal 2025. The $3.7 billion favorable change was primarily due to net proceeds of $2.5 billion from the divestiture of Starbucks retail operations in China in the third quarter of fiscal 2026, combined with the $1.0 billion in lower capital expenditures, driven by lower new store investments and retail renovations in North America and China.
Cash used in financing activities for the first three quarters of fiscal 2026 totaled $4.9 billion, compared to $0.4 billion for the same period in fiscal 2025. The $4.6 billion increase in cash used was primarily due to $2.8 billion in long-term debt repayments funded in part by proceeds from the divestiture of Starbucks retail operations in China, combined with the absence of new debt issuances in fiscal 2026 compared to the $1.7 billion raised in fiscal 2025.
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
During the third quarter of fiscal 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (June 28, 2026).
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Shares under our ongoing share repurchase program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or through privately negotiated transactions. The timing, manner, price, and amount of repurchases will be determined at our discretion and the share repurchase program may be suspended, terminated, or modified at any time for any reason. During the third fiscal quarter ended June 28, 2026, there was no share repurchase activity.
Item 3.Defaults upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended June 28, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6.Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	000-20322	4/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through June 25, 2025)	8-K	000-20322	6/30/2025	3.1
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	—
101	The following financial statements from the Company’s 10-Q for the fiscal quarter ended June 28, 2026, formatted in iXBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements	—	—	—	—	X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	—	—	—	—	X

* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
July 29, 2026

STARBUCKS CORPORATION

By:	/s/ Cathy R. Smith
Cathy R. Smith
executive vice president, chief financial officer
Signing on behalf of the registrant and as principal financial officer

By:	/s/ Val Bauduin
Val Bauduin
senior vice president, Corporate Finance and Development
Signing on behalf of the registrant and as principal accounting officer