Form 10-K
period 2026-09-27
STARBUCKS CORP
filed 2026-11-12
CIK 829224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 27, 2026
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

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on March 29, 2026 as reported on the Nasdaq Global Select Market was $98.9 billion. As of November 5, 2026, there were 1,140.1 million shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on March 17, 2027, have been incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

STARBUCKS CORPORATION
Form 10-K
For the Fiscal Year Ended September 27, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes certain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the potential future results of Starbucks Corporation (together with its subsidiaries) that are based on our current expectations, estimates, forecasts, and projections about, among other things, our business, our results of operations, the industry in which we operate, our economic and market outlook, and the beliefs and assumptions of our management. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “continues,” “expects,” “anticipates,” “forecasts,” “estimates,” “intends,” “plans,” “seeks,” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “would,” “may,” “aims,” “intends,” or “projects,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. By their nature, forward-looking statements involve risks, uncertainties, and other factors (many beyond our control) that could cause our actual results to differ materially from our historical experience or from our current expectations or projections. Our forward-looking statements, and the risks and uncertainties related thereto, include, but are not limited to, those described under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections herein and in other reports we file with the U.S. Securities and Exchange Commission (“SEC”), as well as, among others:

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
• the potential negative effects of food or beverage-safety incidents or product recalls, including any perceived association of our products or brands with such incidents;
• our ability to open new coffeehouses and efficiently maintain the attractiveness of our existing coffeehouses and manage related costs;
• our heavy reliance on the financial performance of our North America operating segment and our dependence on the performance and growth of certain international markets;
• our ability to operate and successfully expand our footprint in international markets, which is influenced by factors distinct from our North America operating segment;
• inherent risks of operating a global business, including changing conditions in our markets, local factors affecting coffeehouse openings, protectionist trade or foreign investment policies, including trade restrictions, tariffs, quotas, import/export regulations, customs restrictions, sanctions, countersanctions, and retaliatory measures; compliance with local laws and other regulations, and local labor policies and conditions, including labor strikes and work stoppages;
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
• the impact of unfavorable macroeconomic conditions and other factors, including economic slowdowns or recessions, rising real estate costs, supply chain disruptions, climate change and extreme weather events, inflation and interest rate fluctuations, government shutdowns, labor unrest, geopolitical instability, disruptions in credit markets and foreign currency exchange rate volatility;
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

PART I
Item 1. Business
General
In this Annual Report on Form 10-K (“10-K” or “Report”) for the fiscal year ended September 27, 2026 (“fiscal 2026”), Starbucks Corporation (together with its subsidiaries) is referred to as “Starbucks,” the “Company,” “we,” “us,” or “our.”
Starbucks is the premier roaster, marketer, and retailer of specialty coffee in the world, operating in 91 markets. Formed in 1985, Starbucks Corporation’s common stock trades on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “SBUX.” We purchase and roast high-quality coffees that we sell, along with handcrafted coffee, tea, and other beverages and a variety of high-quality food items through company-operated coffeehouses (previously referred to as “stores”). We also sell a variety of coffee and tea products and license our trademarks through other channels, such as licensed coffeehouses as well as grocery and foodservice through our Global Coffee Alliance with Nestlé S.A. (“Nestlé”). In addition to our flagship Starbucks Coffee® brand, we sell goods and services under the following brands: Teavana®, Ethos®, and Starbucks Reserve®.
Our primary objective is to maintain Starbucks standing as one of the most recognized and respected brands in the world. We believe the continuous investments in our brand and operations will deliver long-term targeted revenue and income growth. This includes expansion of our global coffeehouse base, adding coffeehouses in both existing, developed markets such as the U.S. and in higher growth markets, as well as optimizing the mix of company-operated and licensed coffeehouses around the world. In addition, by leveraging experiences gained through our coffeehouses and elsewhere, we continue to drive beverage, equipment, process, and technology innovation, including in our industry-leading digital platform. We strive to regularly offer consumers new, innovative coffee and other products in a variety of forms, across new categories and diverse channels.
In the fourth quarter of fiscal 2024, we announced our “Back to Starbucks” strategy, which was implemented with the goal to bring customers back to our coffeehouses and return to growth by revitalizing those coffeehouses, enhancing the customer experience, and improving efficiency. As part of this strategy, in fiscal 2025, we approved and executed restructuring plans involving the closure of coffeehouses and the transformation of our support organization. In fiscal 2026, we approved and executed restructuring plans to close additional coffeehouses, relocate certain support organization functions to an additional office in Nashville, Tennessee, continue the transformation of our global support organization and non-retail facilities, and reduce the future operational complexity of our Starbucks Reserve and Roastery locations. Refer to Note 18, Restructuring and Impairments, to the consolidated financial statements included in Item 8 of Part II of this 10-K, for further discussion.
Human Capital Management
For more than 50 years, we’ve put our people first – offering competitive pay, industry-leading benefits, and opportunities for career and skills development for every partner through our practices, policies, and benefits. Our focus is on offering the best job in retail – a place where partners are proud to wear the green apron. The strength of our workforce is one of the significant contributors to our success as a global brand. Therefore, one of our core strategies is to invest in, and support, our partners to differentiate our brand, products, and services in the competitive specialty coffee market, including the following areas of focus:
Oversight and Management
Belonging is one of our company values. We aim to be a welcoming, inclusive place where all partners are respected, supported in their growth, and able to bring their best. Working under these principles, our Partner Resources Organization is tasked with managing employment-related matters, including recruiting and hiring, onboarding and training, compensation planning, performance management, and professional development. Our Board of Directors (the “Board”) and Board committees provide oversight on certain human capital matters. As noted in its charter, our Compensation and Management Development Committee is responsible for periodically reviewing Starbucks partner resource programs and initiatives, including healthcare and other benefits, as well as our management development and succession planning practices and strategies. Our Audit and Compliance Committee works closely with the Risk Steering Committee, led by Starbucks chief financial officer and chief legal officer, to monitor and mitigate current and emerging labor and human capital management risks. The Board, through its committees, annually reviews and assesses the effectiveness of the Company’s responsible business and sustainability-related strategies and oversees key policies, practices, goals, programs, disclosure, and risks in these areas, including review of the Company’s Global Impact Report.

These reports and recommendations to the Board and its committees are part of the broader framework that guides how Starbucks should attract, retain, and develop a skilled workforce that aligns with our values and strategies. Our hiring practices are designed to select the most qualified candidate for every job.
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
Total Rewards
We have demonstrated a history of investing in our workforce by offering competitive salaries and wages by continuously assessing the current business environment and labor market. We have consistently made enhancements in wages in order to attract talent to support our growth strategy and to elevate the customer experience. To foster a stronger sense of ownership and align the interests of partners with shareholders, restricted stock units are provided to eligible non-executive partners under our broad-based stock incentive programs. Furthermore, we offer competitive pay and industry-leading benefits. Partners in the U.S., which is our largest and most mature market, can:
•Grow their careers with us. We prioritize internal development and advancement, with a focus on filling 90% of retail leadership roles from within, creating a way for our hourly partners to build a career at Starbucks.
•Get a college degree, on us. Through the Starbucks College Achievement Plan (SCAP), eligible U.S. partners can get 100% upfront tuition coverage for a first-time bachelor’s degree online at Arizona State University for partners working an average of 20 hours or more each week.
•Grow their savings. In fiscal 2026, more than 240,000 partners received a Bean Stock grant giving them an ownership stake in Starbucks.
•Obtain comprehensive healthcare coverage. We offer industry-leading health and wellbeing benefits for partners working an average of 20 hours or more each week.
•Extend parental leave. Starbucks covers up to 18 weeks of fully paid leave for birth parents, and up to 12 weeks of fully paid leave for non-birth parents for eligible U.S. retail partners working an average of 20 hours or more each week.
•Share in our success. Through the Best of Starbucks Reward, baristas and shift supervisors can earn up to an additional $1,200 per year when their coffeehouse meets key performance goals, recognizing teams that work together to deliver excellence.
To be an employer of choice and maintain the strength of our workforce, we consistently assess the current business environment and labor market to refine our compensation and benefits programs and other resources available to our partners. Starbucks remains focused on ensuring equal pay for equal work.
Outside of the U.S., we have provided other innovative benefits to help address market-specific needs, such as providing interest-free loans to our U.K. partners to help cover rental deposits and offering mental health services in Canada.
Opportunities to Grow
Starbucks programs and benefits are available to eligible partners and aim to create more opportunity for more people. With a focus on internal development, training and mentorship we’re striving to create more meaningful career opportunities for partners to grow their careers with Starbucks.
With our focus on filling 90% of U.S. retail leadership roles from within, this year, we expanded coffeehouse leadership opportunities in the U.S. with the introduction of the coffeehouse coach role. This new role supports both career growth for partners and increases leadership in coffeehouses, which is expected to drive more consistent performance in the business.
We support our partners' success through role-based training for coffeehouse partners and leaders, as well as ongoing learning and development opportunities. As our business changes, we provide additional training to ensure partners are prepared to adapt and succeed. This training may include, but is not limited to, enhanced safety and security protocols, new products and service offerings, the deployment of new technologies, and changes to operational practices. Across the organization, we periodically address a wide variety of topics such as performance-related goal setting and giving and receiving constructive feedback. Through the rollout of our Green Apron Service model — a foundational operating system that establishes repeatable, consistent, and scalable standards, across U.S. company-operated coffeehouses — we focus on delivering consistent, high-quality experiences with warmth and care that create moments of connection between partners and customers. The Green Apron Service model includes new routines and tools that give partners more time to focus on craft and connection, supported by technology that improves order flow and speed of service.

As of September 27, 2026, Starbucks employed approximately 306,000 people worldwide. In the U.S., Starbucks employed approximately 221,000 people, with approximately 214,000 in company-operated coffeehouses and the remainder in corporate support, coffeehouse development, roasting, manufacturing, warehousing, and distribution operations. Approximately 85,000 employees were employed outside of the U.S., with approximately 84,000 in company-operated coffeehouses and the remainder in regional support operations. Partners in approximately 6% of Starbucks U.S. company-operated coffeehouses are represented by unions. We believe our efforts in managing our workforce have been effective, evidenced by low turnover, a strong culture, and active employee participation.
Information about our Executive Officers

Name	Age	Position
Brian Niccol	52	chairman and chief executive officer
Cathy R. Smith	63	executive vice president, chief financial officer
Mike Grams	56	executive vice president, chief operating officer
Brady Brewer	53	chief executive officer, Starbucks International
Sara Kelly	47	executive vice president, chief partner officer
Brian Niccol joined Starbucks as chairman and chief executive officer in September 2024. Prior to joining Starbucks, Mr. Niccol served as a director and Chief Executive Officer of Chipotle Mexican Grill, Inc. from 2018 to 2024. Before joining Chipotle, he served as Chief Executive Officer of Taco Bell, a division of Yum! Brands, Inc., after having served as its President and Chief Marketing and Innovation Officer. Mr. Niccol also served in leadership roles at Pizza Hut, another division of Yum! Brands.
Cathy R. Smith joined Starbucks in March 2025 as executive vice president, chief financial officer. Prior to joining Starbucks, Ms. Smith served as Executive Vice President, Chief Financial Officer and Treasurer of Nordstrom, Inc., from 2023 to 2025. From 2020 to 2023, Ms. Smith served as Chief Financial and Administrative Officer for Bright Health Group, Inc. Previously, Ms. Smith served as the Chief Financial Officer for Target Corporation, Express Scripts Holding Company, Walmart International, and GameStop Corporation.
Mike Grams joined Starbucks in February 2025 as executive vice president, North America chief coffeehouse officer, and has served as executive vice president, chief operating officer since June 2025. Prior to joining Starbucks, Mr. Grams spent nearly thirty years at Taco Bell Corp. where he held various leadership positions, including President and Chief Operating Officer from 2020 to December 2024, Global Chief Operating Officer, General Manager, North America, Chief Operating Officer and Chief Development Officer.
Brady Brewer joined Starbucks in 2001 and has served as chief executive officer, Starbucks International since April 2024, where he is responsible for the teams across Asia Pacific, Europe, Middle East, Africa, Japan, Latin America, and the Caribbean, as well as Global Coffee Operations and the Company’s international licensed partners. From February 2020 through March 2024, he served as Starbucks executive vice president and chief marketing officer. His prior roles at Starbucks include senior vice president of Digital Customer Experience, chief operating officer for Starbucks Japan, and senior vice president, Marketing and Product for the Company’s China and Asia Pacific region.
Sara Kelly joined Starbucks in 2001 and has served as executive vice president and chief partner officer since 2022, where she is responsible for helping partners realize their career potential and building global partner capability to enable growth and deliver on the Company’s strategic plan. Prior to her current role, Ms. Kelly was senior vice president, Talent & Partner Experience from 2021 to 2022, and she served as vice president, Partner Resources.

Segment Financial Information
Segment information is prepared on the same basis that our chief executive officer (“ceo”), who is our Chief Operating Decision Maker (“CODM”), manages the segments, evaluates financial results, and makes key operating decisions.
We have three reportable operating segments: 1) North America, which is inclusive of the U.S. and Canada; 2) International, which is inclusive of China, Japan, Asia Pacific, Europe, Middle East, Africa, Latin America, and the Caribbean; and 3) Channel Development. Unallocated corporate expenses are reported within Corporate and Other. Revenues from our reportable operating segments as a percentage of total net revenues for fiscal 2026 were as follows: North America (76%), International (18%), and Channel Development (6%).
Our North America and International segments include both company-operated and licensed coffeehouses. Our North America segment is our most mature business and has achieved significant scale. Certain markets within our International operations are in various stages of development and may require more extensive support, relative to their current levels of revenue and operating income, than our North America operations.

Our Channel Development segment includes roasted whole bean and ground coffees, Starbucks-branded single-serve products, a variety of ready-to-drink beverages, such as Frappuccino® and Starbucks Doubleshot®, foodservice products, and other branded products sold worldwide outside of our company-operated and licensed coffeehouses. A large portion of our Channel Development business operates under a licensed model of the Global Coffee Alliance with Nestlé, while our global ready-to-drink businesses operate under collaborative relationships with PepsiCo, Inc., Nestlé, and others.
Revenue Components
We generate the majority of our revenues through company-operated coffeehouses and licensed coffeehouses.
Company-operated and Licensed Coffeehouse Summary as of September 27, 2026:

	North America	As a % of Total North America Coffeehouses	International	As a % of Total International Coffeehouses	Total	As a % of Total Coffeehouses
Company-operated coffeehouses	10,902	60%	2,495	11%	13,397	32%
Licensed coffeehouses	7,274	40%	20,936	89%	28,210	68%
Total	18,176	100%	23,431	100%	41,607	100%
The mix of company-operated versus licensed coffeehouses in a given market generally varies based on several factors, including our ability to access desirable local retail space, the complexity, profitability, and expected ultimate size of the market for Starbucks, and our ability to leverage the support infrastructure within a geographic region.
Company-operated Coffeehouses
Revenue from company-operated coffeehouses accounted for 82% of total net revenues during fiscal 2026, which includes the impact of converting Starbucks retail operations in China from company-operated to licensed coffeehouses in the third quarter of fiscal 2026. Our retail objective is to be the leading retailer and brand of coffee and tea in each of our target markets by selling the finest quality coffee, tea, and related products, as well as complementary food offerings, and by providing each customer with a unique Starbucks Experience. The Starbucks Experience is built upon superior customer service through the Green Apron Service model, convenience, and a seamless digital experience as well as warm and welcoming coffeehouses that reflect the personalities of the communities in which they operate, thereby building a high degree of customer loyalty.
Our strategy for expanding our global retail business is to increase our category share in a disciplined manner, by selectively opening additional coffeehouses in new and existing markets, as well as increasing sales in existing coffeehouses, to support our long-term strategic objective to maintain Starbucks standing as one of the most recognized and respected brands in the world. Coffeehouse growth in specific existing markets will vary due to many factors, including expected financial returns, the maturity of the market, economic conditions, consumer behavior, and the local business environment.

Company-operated coffeehouse data for the fiscal year ended September 27, 2026:

	Coffeehouses Open as of					Coffeehouses Open as of
	Sep 28, 2025	Opened	Closed(2)	Transfers	Net	Sep 27, 2026
North America:
U.S.	10,047	220	(293)	—	(73)	9,974
Canada	967	10	(52)	—	(42)	925
Siren Retail	4	—	(1)	—	(1)	3
Total North America	11,018	230	(346)	—	(116)	10,902
International:
China(1)	8,009	143	(163)	(7,989)	(8,009)	—
Japan	1,883	78	(16)	—	62	1,945
U.K.	524	38	(79)	—	(41)	483
All Other	75	2	(13)	—	(11)	64
Siren Retail(1)	5	—	—	(2)	(2)	3
Total International	10,496	261	(271)	(7,991)	(8,001)	2,495
Total company-operated	21,514	491	(617)	(7,991)	(8,117)	13,397
(1)Includes the transfer of 7,991 company-operated coffeehouses to licensed coffeehouses following the conversion of Starbucks retail operations in China to our licensed joint venture model in the third quarter of fiscal 2026.
(2)Includes 266 and 250 coffeehouses closed in the year ended September 27, 2026, as part of our “Back to Starbucks” restructuring plans announced in the fourth quarters of fiscal 2025 and fiscal 2026, respectively.
Starbucks company-operated coffeehouses are typically located in high-traffic, high-visibility locations. Our ability to vary the size and format of our coffeehouses allows us to locate them in or near a variety of settings, including downtown and suburban retail centers, office buildings, university campuses, and rural and off-highway locations. We will continue to expand our coffeehouse portfolio to meet customers where they are with formats that provide a warm and welcoming environment, enable multiple opportunities to connect and gather, and provide attractive returns on invested capital.
Retail sales mix by product type for company-operated coffeehouses:

Fiscal Year Ended	Sep 27, 2026	Sep 28, 2025	Sep 29, 2024
Beverages	72%	73%	74%
Food	24%	23%	23%
Other(1)	4%	4%	3%
Total	100%	100%	100%
(1)“Other” primarily consists of serveware, packaged and single-serve coffees and teas, and ready-to-drink beverages, among other items.

Stored Value Cards
Our branded stored value card program (the “Starbucks Card”) is designed to provide customers with a convenient payment method, support gifting, and increase the frequency of coffeehouse visits by cardholders, in part through the related Starbucks® Rewards loyalty program where available. Starbucks Cards are issued to customers when they initially load them with an account balance. They can be obtained in our company-operated and most licensed coffeehouses in North America, China, Japan, and many of our other markets in our International segment. Starbucks Cards can also be obtained online, via the Starbucks Mobile App, and through other U.S. and international retailers. Customers may access their card balances by utilizing their Starbucks Card or the Starbucks Mobile App in participating coffeehouses.
Starbucks Mobile App and Loyalty Program
The Starbucks Mobile App provides customers with a seamless and personalized digital experience. Using the Mobile Order and Pay functionality, customers can place orders in advance for pick-up at certain participating locations in several markets. Customers can also access detailed ingredient and nutritional information across the menu directly through the app. Additionally, the app allows customers to access Starbucks Card balances and participate in the Starbucks Rewards program, which provides personalized offers, rewards, and other benefits. These capabilities are designed to support convenience, personalization, and customer engagement as part of Starbucks' broader digital platform.
The Starbucks Rewards loyalty program is designed to increase the frequency of coffeehouse visits by cardholders and is available in most of our markets. In nearly all markets, including the U.S. and Canada, customers who register their Starbucks Cards are automatically enrolled in the Starbucks Rewards program. Registered members can receive various benefits depending on factors such as the number of reward points (“Stars”) earned. In addition to using their Starbucks Cards, Starbucks Rewards members can earn Stars on qualifying purchases paid with cash, credit or debit cards, or selected mobile wallets at all company-operated coffeehouses and a majority of licensed coffeehouses in North America. During the second quarter of fiscal 2026, we reimagined the Starbucks Rewards program through the introduction of a tiered membership structure consisting of Green, Gold, and Reserve levels, designed to evolve with members as their engagement grows. Refer to Note 1, Summary of Significant Accounting Policies and Estimates, to the consolidated financial statements included in Item 8 of Part II of this 10-K, for further discussion of our Starbucks Cards and loyalty program.
Licensed Coffeehouses
Revenues from our licensed coffeehouses accounted for 12% of total net revenues in fiscal 2026. Licensed coffeehouses generally have a lower gross margin and a higher operating margin than company-operated coffeehouses. Under the licensed model, Starbucks receives a margin on branded products and supplies sold to the licensed coffeehouse operator along with a royalty on retail sales. Licensees are responsible for operating costs and capital investments, which more than offset the lower revenues we receive under the licensed coffeehouse model.
In our licensed coffeehouse operations, we seek to leverage the expertise of our local partners and share our operating and coffeehouse development experience. Licensees provide improved, and at times the only, access to desirable retail space. Most licensees are prominent retailers with in-depth market knowledge and access. As part of these arrangements, we sell coffee, tea, food, and related products to licensees for resale to customers and receive royalties and license fees from the licensees. We also sell certain equipment, such as coffee brewers and espresso machines, to our licensees for use in their operations. Licensee employees working in licensed retail locations are required to follow our detailed coffeehouse operating procedures and attend training classes similar to those given to employees in company-operated coffeehouses. In a limited number of international markets, we also use traditional franchising and include these coffeehouses in the results of operations from our other licensed coffeehouses.

Licensed coffeehouse data for the fiscal year ended September 27, 2026:

	Coffeehouses Open as of					Coffeehouses Open as of
	Sep 28, 2025	Opened	Closed	Transfers	Net	Sep 27, 2026
North America:
U.S.	6,813	227	(236)	—	(9)	6,804
Canada	480	12	(22)	—	(10)	470
Total North America	7,293	239	(258)	—	(19)	7,274
International:
China (1)	—	437	(86)	7,989	8,340	8,340
Korea	2,077	164	(21)	—	143	2,220
Latin America	1,813	136	(8)	—	128	1,941
U.K.	900	60	(19)	—	41	941
Turkey	762	51	(4)	—	47	809
Taiwan	592	35	(8)	—	27	619
Indonesia	597	3	(7)	—	(4)	593
Thailand	550	35	(4)	—	31	581
Philippines	520	22	(2)	—	20	540
All Other	4,372	229	(251)	—	(22)	4,350
Siren Retail (1)	—	—	—	2	2	2
Total International	12,183	1,172	(410)	7,991	8,753	20,936
Total licensed	19,476	1,411	(668)	7,991	8,734	28,210
(1)Includes the transfer of 7,991 company-operated coffeehouses to licensed coffeehouses following the conversion of Starbucks retail operations in China to our licensed joint venture model in the third quarter of fiscal 2026.
Product Supply
The main raw material for our coffee products is coffee beans. Starbucks is committed to selling the finest whole bean coffees and coffee beverages. To help ensure compliance with our rigorous coffee standards, we generally control substantially all coffee purchasing, roasting, and packaging, and the global distribution of coffee used in our operations. Nestlé controls distribution of Starbucks packaged coffee products outside of Starbucks coffeehouses through the Global Coffee Alliance, and in some cases, also roasts and packages these products. We purchase green coffee beans from multiple coffee-producing regions around the world and custom roast them to our exacting standards for our many blends and single-origin coffees.
The price of coffee is subject to volatility. Over the past five years, coffee prices have experienced significant fluctuation, including a rapid increase to multi-year highs during fiscal 2024 and continuing into the first half of fiscal 2025. Although prices generally trended downward during fiscal 2026, volatility persisted, and coffee prices remained elevated relative to levels observed five years ago. Although most coffee trades in the commodity market, high-altitude arabica coffee of the quality sought by Starbucks tends to trade on a negotiated basis at a premium above the “C” coffee commodity price. Both the premium and the commodity price depend upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors in the producing countries, including weather and extreme weather events, water supply quality and availability throughout the coffee production chain, natural disasters, crop disease and pests, general increases in farm inputs and costs of production, inventory levels, and political and economic conditions. Climate change may further exacerbate many of these factors. Price is also impacted by geopolitical conditions, including tariffs on coffee imports, tariff refunds and other trade controls, and by trading activities in the arabica coffee futures market, including hedge funds and commodity index funds. In addition, green coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies.
We buy coffee using fixed-price and price-to-be-fixed purchase commitments, depending on market conditions, to secure an adequate supply of quality green coffee. We also utilize forward contracts and futures contracts to hedge “C” price exposure under our price-to-be-fixed green coffee contracts and our long-term forecasted coffee demand where underlying fixed-price and price-to-be-fixed contracts are not yet available. Total purchase commitments, together with existing inventory and anticipated future contracts, are expected to provide an adequate supply of green coffee through fiscal 2027.

We depend upon our relationships with coffee producers, outside trading companies, and exporters for our supply of green coffee. We believe, based on the established relationship and historical performance of our suppliers, that the risk of non-delivery on such purchase commitments is remote.
To help ensure the future supply of high-quality green coffee and to reinforce our leadership role in the coffee industry, Starbucks operates ten farmer support centers, which are staffed with agronomists and sustainability experts who work with coffee farming communities to promote best practices in coffee production designed to improve both coffee quality and yields as well as agronomy support to address climate change and other impacts.
In addition to coffee, we also purchase significant amounts of dairy, particularly fluid milk, and to a lesser degree, plant-based dairy-free alternative products, such as oat milk and almond milk, to support the needs of our company-operated coffeehouses. We believe, based on the established relationship and historical performance of our dairy and plant-based dairy-free suppliers, that the risk of non-delivery of sufficient fluid milk and plant-based dairy-free alternatives to support our coffeehouses generally is remote.
Products other than whole bean coffees and coffee beverages sold in Starbucks coffeehouses include tea and a number of ready-to-drink beverages that are purchased from several specialty suppliers, usually under long-term supply contracts. Food products, such as pastries, breakfast sandwiches, and lunch items, are purchased from national, regional, and local sources. We also purchase a broad range of paper and plastic products, such as cups and cutlery, from several companies to support the needs of our retail coffeehouses as well as our manufacturing and distribution operations. We believe, based on the established relationship and historical performance of our suppliers and manufacturers, that the risk of non-delivery of sufficient amounts of these items generally is remote.
Other Revenues
Other revenues primarily are recorded in our Channel Development segment and include sales of packaged coffee and tea, and ready-to-drink beverages to customers outside of our company-operated and licensed coffeehouses, as well as royalties received from Nestlé under the Global Coffee Alliance and other collaborative partnerships.
Competition
Our primary competitors for coffee beverage sales are specialty coffee retailers and shops. We believe that our customers choose among specialty coffee retailers and shops primarily on the basis of product quality, brand reputation, service, experience, and convenience, as well as price. We continue to experience direct competition from large competitors in the quick-service restaurant sector and the ready-to-drink coffee beverage market, in addition to both well-established and start-up companies in many international markets. We also compete with restaurants and other specialty retailers for prime retail locations and qualified personnel to operate both new and existing coffeehouses.
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

Various factors, events, or conditions may result in a diminution or erosion of trust in our brand value. Adverse developments pertaining to the matters discussed elsewhere in this risk factors section may negatively impact the value of our brands. Such developments may include difficulties executing strategic initiatives, adapting to shifting consumer preferences, or managing global operations, and challenges stemming from macroeconomic volatility, supply chain pressures and disruptions, or an evolving competitive, regulatory, social, and geopolitical landscape. The impact of such developments on the value of our brands may be exacerbated if they receive considerable publicity or if they result in litigation. The value of our brands may be affected by actual or perceived developments, whether isolated or recurring, whether the result of actions by us or our business partners or the result of external developments, and whether such developments are in our control. Negative commentary about Starbucks, even if inaccurate or malicious, has in the past, and could in the future, damage the value of our brand, and adverse impacts may be compounded by traditional media, social media, video-sharing, artificial-intelligence enabled content, and messaging platforms that could dramatically increase the speed with which negative publicity may be disseminated, often before we have a meaningful opportunity to investigate, respond to, and address an issue. In addition, we cannot ensure that our coffeehouse partners, licensees, or other business partners will not act or refrain from acting in a manner that adversely affects the value and relevance of our brand. Because brand value is based in part on consumer perceptions on a variety of subjective qualities, it may be difficult to address developments negatively impacting the value of our brands in a timely and effective manner to mitigate harm.

The diminution of, or erosion of trust in, our brand value may have negative consequences for the Company. Consumer demand for our products and our brand value could diminish significantly if we or our employees, licensees, or other business partners fail to preserve the quality of our products, or act, or are perceived to act, in an unethical, illegal, or otherwise inappropriate manner. To the extent third parties object to actions or positions taken or perceived to have been taken by us, it may generate negative sentiment around our business. Developments affecting the value of our brands have in the past, and may in the future, trigger boycotts of our coffeehouses, products, and brand. Each of these consequences, individually and collectively, could have potentially material impacts on our brand value, business performance, and financial results.

We may not be successful in our brand, marketing, promotional, advertising, and pricing strategies.

Our continued success depends on our ability to adapt brand, marketing, promotional, advertising, loyalty, and pricing strategies to shifting economic conditions, competitive pressures, value perception, and evolving customer preferences. We operate in a complex and costly marketing environment. Decisions to collaborate or refrain from collaborating with certain parties may impact our brand image and, consequently, our financial performance. Our programs may not always reach consumers as intended, particularly given the wide range of generational, geographical, cultural, and socioeconomic characteristics and channels of communication used by our customers, and effective resource allocation across channels, including digital, is critical. Additionally, factors such as operating costs, competitor strategies, and inflation may affect our pricing decisions, which could impact demand. For example, there is no guarantee future cost increases will be absorbed by customers. If our marketing or pricing strategies underperform relative to competitors, our sales and market share could decline. Likewise, if we do not continuously strengthen our capabilities in marketing, data analytics (including artificial intelligence and machine learning) and innovation to understand and maintain or grow consumer interest, brand loyalty, and market share while strategically expanding into other profitable categories of the commercial beverage industry, our business could be negatively affected.

Risks Related to Our Business

We may not be successful in implementing important strategic initiatives (including our restructuring plans), effectively managing growth, or executing strategic transactions, any of which may have an adverse impact on our business and financial results.

We may not be able to implement important strategic initiatives in accordance with our expectations or that generate expected returns, which may result in an adverse impact on our business and financial results. In conjunction with our broader Back to Starbucks strategy and any related restructuring or coffeehouse portfolio actions, these strategic initiatives are designed to create growth, improve our results of operations, and drive long-term shareholder value. Such initiatives include improving our service model, and further transforming our non-retail support organization; enhancing partner investment to improve the customer experience; closing, renovating, and redesigning coffeehouses; strengthening our leadership in coffee; expanding digital engagement through mobile, loyalty, delivery, and international platforms; simplifying coffeehouse operations; and responsibly growing our global footprint. We have in the past and may in the future undertake restructuring initiatives, which have resulted, and may continue to result, in the incurrence of significant additional costs, and our ability to achieve the anticipated cost savings and other benefits from these actions is subject to many estimates and assumptions, which are subject to uncertainties. Such initiatives may be disruptive both internally and to our customers and may be viewed negatively by our stakeholders.

We undertake these initiatives in the context of ongoing efforts to adapt to shifting consumer behaviors amid economic volatility, optimize our mix of licensed and company-operated coffeehouses, expand relevant product offerings across dayparts, and drive growth in cold beverages and Channel Development partnerships, while also advancing appropriate sustainability efforts, managing climate-related risks, and reducing operating costs. Risks to successful and timely implementation of these initiatives include delays or cancellations of coffeehouse openings due to labor or material shortages, permit procurement issues, or lack of suitable real estate; supply chain scalability and sustainability challenges; underperformance or delays in product innovation; remodel disruptions or cost overruns; coordination and execution challenges; failure to realize cost savings; increased taxation; regulatory constraints, including public health mandates; credit rating deterioration; and geopolitical instability. If these initiatives fail to deliver expected results or we do not fully realize their intended benefits, our financial performance may suffer. Additionally, prioritizing these efforts over other organizational needs or misallocating resources could materially impact our business and operating results.

Managing growth—particularly in international markets—requires balancing local autonomy with consistency in our goals, policies, and standards. Ineffectively balancing these imperatives could materially harm our business results and financial performance.

Furthermore, we may be unsuccessful in implementing strategic initiatives through large acquisitions, integrations, divestitures, partnerships, joint ventures, transitions to licensed or joint venture operating models, or other strategic transactions. If we are unable to complete such transactions or successfully integrate and develop acquired businesses, including the effective management of integration activities, we could fail to achieve the expected increases in revenues and operating results or the anticipated synergies and cost savings. If our joint ventures are unable to appropriately manage and develop business opportunities, we could fail to achieve the expected increases in operating results or the anticipated synergies and cost savings. In the past we have been, and in the future we may be, unable to realize the expected benefits of strategic transactions, or it may also take longer than expected to realize the expected benefits. This has in the past required, and may in the future require, us to assess potential impairment of assets, including goodwill and intangibles. Any resulting impairment charges could materially affect our financial results.

In addition, the comparability of our results may be affected by the implementation of our strategic initiatives, including any restructuring plans, coffeehouse portfolio actions, acquisitions, dispositions, and transitions between company-operated, licensed and joint venture operating models. Such actions may have non-recurring impacts, such as restructuring, disposition and impairment charges, that disproportionately affect our results of operations in the period in which they are implemented. They may also have recurring impacts, such as to net revenues, operating expenses, and operating margin, that may make it difficult to compare the underlying performance of our business in the current or future periods to prior periods. For example, following the divestiture of our retail operations in China through our joint venture with Boyu Capital, we transitioned from recording revenues and expenses of such operations to recording our share of income from the joint venture, recognized as income from equity investees under the equity method of accounting, which we expect to continue to drive lower revenues and higher operating margin as compared to the historical, company-operated model of that business. Our restructuring plans announced in fiscal 2025 and fiscal 2026 have resulted in, and may continue to result in, restructuring and impairment charges, cost savings, and changes in our coffeehouse base, to varying degrees across periods. Accordingly, period-over-period comparisons of our results of operations may not be meaningful and investors should not rely on our historical results as indicative of our future performance.

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

Additionally, health concerns related to ingredients such as caffeine, dairy, sugar, allergens, or additives—whether accurate or not—along with increased litigation, regulation and regulatory scrutiny, or taxes on certain food components, ingredients, or additives, could reduce demand and harm our results. Shifts in consumer behavior, including increased focus on wellness, nutrition, functional ingredients, or weight-management products and services (such as widespread use of targeted weight-loss medications) may also impact sales.

If our business partners and third-party providers do not satisfactorily fulfill their responsibilities and commitments, it could damage our brand, and our financial results could suffer.

Our global business strategy, including our plans for new coffeehouses, branded products, and other initiatives, relies significantly on a variety of business partners, including licensees, joint venture partners, third-party manufacturers, distributors, and retailers, particularly for our entire global Channel Development business. These partners are often authorized to use our logos and deliver branded products directly to customers. To maintain consistent customer experience, we provide training and oversight to certain partners; however, factors beyond our control—such as financial instability, labor shortages, or noncompliance with sanitation protocols—may affect the quality of their service and products. We also rely on third-party service providers to perform certain business processes, and failures in the performance, oversight, or integration of these outsourced activities could adversely affect our operations, financial reporting, or internal controls. We do not have direct control over these partners and providers and may lack visibility into their operations.

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

We may experience food or beverage-safety incidents such as contamination, mislabeling, or adulteration during any stage of production or preparation. We rely on third-party suppliers for many of our ingredients and finished products. A failure to meet quality standards—even if due to factors beyond our control—could result in public exposure, regulatory scrutiny or action, litigation (including product liability claims and class actions), or temporary coffeehouse closures, which could materially harm our business. Additionally, clean water is essential for beverage preparation, and access may be limited in certain international markets. As we expand our offerings requiring temperature control, the risk of food-safety incidents increases if proper conditions are not maintained due to mechanical failure or human error. Such incidents may harm our brand and reputation and could negatively impact our business and financial performance.

Reports—whether accurate or not—of food- or beverage-safety issues such as contamination, mislabeling, or adulteration during any stage of production or preparation have historically harmed the reputations of companies in our industry. Any perceived association with such incidents, even if unfounded, could harm our reputation and materially impact our business and financial performance. Food-safety incidents involving competitors or shared suppliers, even if unrelated to Starbucks, could generate negative publicity and impact our sales regionally or globally. In addition, real or perceived concerns about food safety issues, such as phthalates, per- and polyfluoroalkyl substances (PFAS), microplastics or heavy metals in the U.S. food supply chain, could impact consumers’ confidence in our offerings. Confirmed food-safety issues may also result in product recalls. A widespread product recall could lead to significant financial losses from recall costs, inventory destruction, lost sales, and reputational damage. Declines in customer traffic due to safety concerns, negative publicity, or coffeehouse closures could adversely affect our operations.

If we are unable to meet our projections for new coffeehouse openings or efficiently maintain the attractiveness of our existing coffeehouses, our operating results could suffer.

Our growth depends in part on our ability to open new coffeehouses and operate them profitably within projected timelines. Coffeehouse development costs have risen due to construction labor inflation and increased material and equipment expenses. Each new coffeehouse involves substantial startup costs and a ramp-up period during which profitability may be delayed as we train partners and build a customer base. If we fail to attract sufficient customers or offset higher startup costs, new coffeehouses may underperform relative to existing ones.

Coffeehouse development is subject to risks including site selection, lease negotiations, permitting and regulatory compliance, contractor availability, labor and material costs, and external disruptions such as weather events, natural disasters, or pandemics. We also face competition for prime locations, contractors, and qualified personnel. Additionally, new coffeehouses may cannibalize sales from nearby existing locations. Failure to manage these risks could result in increased costs and lower-than-expected sales and earnings, materially affecting our operating results.

We also invest in remodeling and maintaining existing coffeehouses. If costs exceed projections, closures last longer than planned, or remodeled coffeehouses underperform, we may not achieve expected returns, which could negatively impact our financial results.

Risks Related to Operating a Global Business

We are highly dependent on the financial performance of our North America operating segment.

Our financial performance is substantially dependent on our North America operating segment, which accounted for approximately 76% of total net revenues in fiscal 2026. A slowdown or decline in this segment—particularly in the U.S.—has in the past, and could in the future, materially impact our overall business, as other segments may not offset the shortfall. Given its maturity and role as the primary source of operating cash flow, reduced performance in North America could limit our ability to fund international expansion, strategic initiatives, and shareholder returns.

We are dependent on the performance of licensed and company-owned international markets to achieve our growth targets.

The International segment is an important profit center. Achievement of our growth targets is partially dependent on sustained performance and growth internationally, particularly in the markets operated by our larger regional licensees and in key company-owned markets outside North America. If one or more of these international markets fail to achieve stable revenues and earnings—due to economic downturns or other factors—our consolidated results could be materially impacted.

In addition to the risks that apply to our business generally, wherever conducted, our International business may also be subject to certain additional risks, as well as risks that take on a different magnitude or character in the context of our international business. Success in international markets can depend on factors distinct from those in the U.S., including regional taste preferences, varying consumer acceptance of our products, and differing regulatory regimes across markets. International operations may also face higher occupancy and operating costs due to elevated rents and regulatory compliance. Finally, because many markets are in earlier development stages, operating expenses as a percentage of revenue tend to be higher than in more established markets. Each of these factors presents risks to our business performance and financial results.

We face risks as a global business that could adversely affect our financial performance.

Operating in 91 global markets, we face diverse cultural, regulatory, geopolitical, and economic environments. Our success depends on navigating these differences effectively and leveraging operational strengths across markets. However, planned initiatives may not uniformly resonate with customers and could lead to unexpected shifts in perception or market share. Our international operations are also subject to additional inherent risks of conducting business abroad, such as:

•Uncertainty in economic, legal, regulatory, social, and political conditions, including rising anti-American sentiment in certain markets;
•Governmental trade and investment restrictions, such as tariffs, export duties, ownership limits, and favoritism toward local competitors;
•Economic or trade sanctions limiting product sourcing or business operations;
•Delays in coffeehouse openings due to external factors, competition, or limited access to affordable real estate, potentially impacting financial performance;
•Operational and supply chain challenges abroad, including staffing, logistics, product consistency, and cultural or language barriers;
•Slower-than-expected growth in disposable income in developing economies;
•Complex and varying interpretations of laws and regulations, including those related to taxes, labor, privacy, artificial intelligence, and responsible business matters;
•Local employment laws increasing the cost and complexity of hiring and termination;
•Labor disruptions due to geopolitical instability or social unrest;
•Health and safety regulations affecting coffeehouse operations;
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

Our growth depends on the ability of licensee partners to execute our strategies and implement our growth platforms and product innovations. Success also relies on negotiating, maintaining, and enforcing commercial agreements, and on partner performance under those agreements. International licensees may face legal or financial constraints that limit expansion. Our Channel Development business is heavily reliant on Nestlé, which holds global rights to distribute certain Starbucks branded packaged goods. If Nestlé fails to meet its obligations or support our brand, it could materially impact Channel Development and our overall financial results. Additionally, our retail licensed operations are concentrated among a few large licensees, and their inability to access capital or grow effectively, including their inability to meet coffeehouse development and renovation targets, could adversely affect performance in key markets. A failure by any of our large regional licensees or Channel Development business partners to grow the relevant Starbucks business, or otherwise perform its obligations under agreements with us, could adversely affect our performance. We may not have the ability to offset such poor performance or non-performance in the markets or verticals into which these parties extend Starbucks brand. If we are unable to maintain and grow our relationships with these licensees and business partners, it could adversely affect our business performance and financial results.

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

Coffee supply and pricing are influenced by factors in producing countries, including weather and extreme weather events, water availability, natural disasters, crop disease, input costs, inventory levels, political and economic conditions, and actions by organizations seeking to influence global prices. Climate change may intensify these risks—for example, droughts or frosts in Brazil have in the past driven price increases. Speculative trading also contributes to volatility. Changes in applicable tariffs have also affected, and in the future may affect, our costs to procure coffee. Given coffee’s central role in our operations and our limited ability to fully hedge against price increases, rising costs or supply shortages could materially impact our profitability and ability to meet customer demand. We supply strategic products, including coffee, to our licensees, and we may have limited ability to pass along increased costs.

We also rely on significant quantities of dairy products and plant-based alternatives, such as oat and almond milk, as well as other commodities (including tea and matcha, cocoa, produce, meats, eggs, and energy) and packaging materials (including cups and lids). Price increases or supply disruptions—whether due to shortages, processing delays, tariffs, or other factors—could materially affect our operations or profitability, particularly in international markets.

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
•Supply chain disruptions;
•Extreme weather events and longer-term changes in weather patterns that impact consumers’ behaviors or the costs and availability of inputs in our products;
•Material changes in U.S. or foreign tax laws and government regulations;
•Adverse litigation outcomes;
•Inflation and interest rate fluctuations;
•Natural or man-made disasters disrupting major markets;
•Government shutdowns and election-related impacts globally, including regime change and political and civil unrest;
•Tariffs imposed on commodities or goods, including recent tariffs imposed or threatened to be imposed by the U.S. on other countries, retaliation measures taken by such countries, and changes to or terminations of existing trade agreements with the countries in which we operate;
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

We have in the past failed, and may in the future fail, to meet announced guidance or market expectations, which has adversely affected, and could in the future adversely affect, the market price of our stock. Any guidance we provide is based on certain assumptions, which may or may not prove to be correct. Failure to meet announced guidance or market expectations going forward, particularly with respect to our operational and financial results, shareholder returns, and expectations regarding the success of our Back to Starbucks strategy and related guidance, whether due to our assumptions not being met or the impact of various risks and uncertainties, will likely result in either or both a decline in or increased volatility in the market price of our stock. In addition, price and volume fluctuations in the stock market as a whole may affect the market price of our stock in ways that may be unrelated to our financial performance.

We have in the past engaged, and may in the future engage, in the repurchase of our common stock. Similarly, the Board may, at its sole discretion, declare dividends subject to various factors, including the Company’s financial condition. Any changes to, suspension of, or failure to meet investor expectations regarding our dividends or share repurchases may increase the volatility or affect the market price of our stock.

Risks Related to Human Capital

The loss of key personnel, difficulties with recruiting and retaining qualified personnel, or ineffectively managing changes in our workforce could adversely impact our business and financial results.

Much of our future success depends on the continued availability and service of key personnel and employees. The loss of any of our executive officers, including our chief executive officer or other key senior management personnel, could harm our business. Our success also depends substantially on the contributions and abilities of our retail coffeehouse employees we rely on to give customers a superior in-coffeehouse experience and elevate our brand. Accordingly, our performance depends on our ability, and the ability of our licensees and franchisees, to recruit and retain high-quality management personnel and other employees to work in and manage our coffeehouses, both domestically and internationally. Our ability to do so has been and may continue to be impacted by challenges in the labor market (which has experienced, and may continue to experience, wage inflation and labor shortages), our position with respect to unions and the unionization of partners, increased employee turnover, changes in availability of our workforce, and shifts in remote or hybrid work arrangements. Our ability to attract and retain corporate, retail, and other personnel is also acutely impacted in certain international and domestic markets where the competition for a relatively small number of qualified employees is intense or in markets where large high-tech companies are able to offer more competitive salaries and benefits. These factors and others have also made, and may continue to make, it more difficult to maintain an effective system of operational internal controls for a dispersed workforce, and to train partners to deliver a consistently high-quality product and customer experience.

Additionally, there is intense competition for qualified technology systems developers, who are necessary to develop and implement new technologies for our growth initiatives, including increasing our digital relationships with customers and adopting artificial intelligence. If we are unable to recruit, retain, and motivate employees sufficiently to maintain our current business and support our projected growth, our business and financial performance may be adversely affected.

Changes in the availability and cost of labor could adversely affect our business.

Our business could be adversely impacted by increases in labor costs, including wages and benefits, which, in a retail business such as ours, are two of our most significant costs, both domestically and internationally. Such increases could be triggered by state and federal legislation and regulatory actions regarding wages, scheduling, and benefits; increases in healthcare and workers’ compensation insurance costs; and increases in wages and costs of other benefits necessary to attract and retain high-quality employees with the right skill sets. Changes in labor regulations could have a significant impact on the classification of employees as being exempt from overtime and add to our labor costs. The growth of our business can make it increasingly difficult to locate and hire sufficient numbers of employees, to maintain an effective system of operational internal controls for a globally dispersed enterprise, and to train employees worldwide to deliver a consistently high-quality product and customer experience; the failure to do so could materially harm our business and results of operations. Furthermore, we have experienced, and could continue to experience, a shortage of labor for coffeehouse positions, and the increased availability of alternative telecommuting employment options by other employers could decrease the pool of available qualified talent for other key functions. In addition, our wages and benefits programs may be insufficient to attract and retain the best talent.

Starting in September 2021, Starbucks partners at a number of company-operated coffeehouses sought union representation through elections conducted by the National Labor Relations Board. Unions have secured representation rights at around 6% of our U.S. company-operated coffeehouses, with potentially more to follow, and Starbucks has been engaged in collective bargaining for initial collective bargaining agreements for these coffeehouses. If we encounter difficulties negotiating collective bargaining agreements, are unsuccessful in those efforts, or obtain contracts with unfavorable terms, then we could incur additional costs, change our employee culture, decrease our flexibility, and increase our operational complexity. These risks could also present the potential to disrupt our current operational model by affecting our ability to fully implement operational changes to enhance our efficiency and adapt to changing business needs.

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

Moreover, we have experienced work stoppages and other disruptions caused by union activities or organizing efforts in some company-operated coffeehouses. Such stoppages and other disruptions have the potential to negatively impact our operations, third-party providers upon whom we rely to deliver product, our sales and customer flow in impacted locations, our costs, and can also have a negative impact on our reputation and brand.

Additionally, while we respect the rights of partners to organize, our position with respect to unions and the unionization of partners, and our actions or responses to work stoppages and other disruptions caused by union activities, could negatively impact how our brand is perceived and could have material adverse effects on our business, including on our financial results. These positions could also expose us to legal risk, causing us to incur costs to defend legal and regulatory actions, potential penalties and restrictions, and reputational harm.
Risks Related to Competition

We face intense competition in each of our channels and markets, which could lead to reduced profitability.

The specialty coffee market is highly competitive across product quality, innovation, service, convenience (including delivery, mobile ordering, speed of service, personalization and digital engagement), value perception, and price. We face increasing competition in all channels and markets and do not hold leadership positions in every segment. In the U.S., large quick-service competitors offering coffee, tea, and other competitive products may reduce customer traffic and transaction value. Globally, competition from established brands, new entrants, and smaller specialty operators may hinder growth and impact sales. Furthermore, our competitors may attempt to gain market share by offering products at prices at or below those typically offered by our company, which may require us to increase spending on advertising and promotions and/or reduce prices. In packaged coffee, tea, and ready-to-drink segments, competition from well-funded players may affect Channel Development profitability.

Our ability to compete depends on product improvement and innovation, pricing, customer experience, and strategic investments in coffeehouse development, technology, and digital engagement. If we are unable to respond to consumer demand for healthy beverages and foods, or our competitors respond more effectively, this could have a negative effect on our business. However, our competitive strategies may not always succeed and could have unintended consequences. Declines in consumer demand—due to shifting preferences, economic pressures, or changes in routines—could also negatively affect our business.

Risks Related to Responsible Business Matters

Climate change may have an adverse impact on our business.

We recognize that climate-related risks are inherent to global business operations. Climate change can affect the supply and pricing of coffee and other non-coffee inputs due to weather volatility, water scarcity, and other environmental factors in producing regions. It may also impact the availability of water and other key commodities across our supply chain and markets. Operating in 91 global markets, our properties and operations are increasingly vulnerable to extreme weather events—such as wildfires and droughts—which may disrupt operations, close coffeehouses, affect customers and suppliers, and increase costs, potentially resulting in financial losses.

Our business is subject to evolving regulatory and stakeholder demands and expectations, including with respect to responsible business matters, that could expose us to numerous risks.

We are subject to evolving and increasingly complex laws and regulations from various authorities and regulatory bodies. These regulatory requirements and expectations—often inconsistent across jurisdictions—can increase compliance uncertainty and administrative costs, as well as operational and financial risks. For example, implementing responsible business initiatives and reporting progress can be costly, complex, and subject to evolving standards, assumptions, and governance and regulatory requirements and expectations. Compliance with evolving regulatory requirements, such as the EU’s Corporate Sustainability Reporting Directive, or the product packaging regulations adopted or contemplated by several states and numerous international jurisdictions has become increasingly complex. At the same time, certain regulators and lawmakers in the U.S. have scrutinized and may continue to scrutinize our responsible business initiatives and related disclosures. The evolving and diverging regulatory obligations and expectations have and may continue to increase compliance complexity, costs and the risk of actual or perceived noncompliance, especially where regulations vary by jurisdiction.

We are also subject to evolving and diverging regulations and voluntary disclosure frameworks from various stakeholders. Public disclosures may be criticized for accuracy or completeness, and previously reported data may require future adjustments. Actual or perceived failure to meet targets or goals adopted in connection with our responsible business initiatives (including updates, adjustments or retirement of such targets or goals), actual or perceived changes to the scope or extent of such initiatives (or any discontinuation thereof), or actual or perceived inadequate progress on such initiatives, or other actual or perceived failure to respond to stakeholder expectations on these topics (including the perception that our initiatives are inappropriate because they are insufficient or because they are too extensive) could harm our reputation, reduce customer loyalty, and adversely affect our business performance. Such developments may also erode trust, trigger negative publicity, litigation, or boycotts, and expose us to civil or criminal liability. Objections from third parties or governments may result in reputational harm, administrative, or public backlash, or other adverse action, and could negatively impact our financial results or business performance. Given the increasing intensity of, and divergence in, expectations on many responsible business topics from regulators, customers, partners, investors, and other stakeholders, the risk that we will fail to meet at least some stakeholder expectations increases, and the risks described in this section may increase as a result.

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

Our policies and procedures are designed to ensure compliance with all applicable laws, regulations, and reporting requirements, including those imposed by the SEC, Nasdaq, and foreign jurisdictions. This includes trade, labor, tax, healthcare, food and beverage, data privacy, cybersecurity, artificial intelligence, sanitation, safety, environmental, labeling, anti-bribery and corruption, and merchandise laws. These legal frameworks are complex and often subject to varying interpretations, which may result in inadvertent non-compliance. Regulatory shifts—such as changes in enforcement priorities—can increase compliance costs and expand reporting obligations. Failure to comply with such laws and regulations could result in the imposition of civil or criminal liability.

Environmental regulations are evolving, with new or expanded rules targeting carbon emissions, plastic use, and commercial water consumption. These changes may lead to higher compliance costs, capital expenditures, and other financial obligations for us and our partners, potentially affecting profitability. Additional emerging regulations, such as import tariffs tied to alleged human rights violations, may also impact operations. Certain jurisdictions have enacted or proposed taxes or other restrictions or requirements on the manufacture, distribution, or sale of certain of our products, particularly beverages containing caloric sweeteners. These taxes and other measures vary in structure and may apply broadly or selectively. Additionally, environmentally focused taxes or other measures, such as plastic packaging levies or extended producer responsibility laws, are gaining traction. These measures can adversely affect our financial performance by raising product costs, reducing consumption, or generating negative publicity.

Separately, changes in U.S. and foreign tax laws, including global minimum tax regimes, may increase compliance costs, create uncertainty, or adversely affect our effective tax rate, cash flows, or results of operations.

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

Our information technology systems and those of our third-party service providers, business partners, and licensees—including those supporting point-of-sale, mobile platforms, payment systems, delivery, rewards, and administrative functions—store personal, financial, and confidential data from customers, employees, business partners, and licensees, as well as proprietary business information. Although we have put in place policies, procedures, and technological safeguards designed to protect the security of this information, we cannot guarantee that this information will not be improperly disclosed or accessed. Like other prominent retail companies, we have experienced cyber-attacks (e.g., phishing) and other attempts to breach or gain unauthorized access to our systems, as have our third-party service providers, business partners, and licensees. We expect such threats to continue and evolve, especially with the rapid evolution and increased adoption of artificial intelligence, including artificial-intelligence-enabled social engineering, automated reconnaissance, credential attacks, and impersonation techniques.

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

We are subject to a complex and rapidly evolving landscape of local, national, and international laws and regulations governing the collection, use, retention, protection, disclosure, transfer, and other processing of personal data, including U.S. national security regulations on customer and partner data. These laws and regulations are frequently amended, reinterpreted, and increasingly enforced, often resulting in heightened compliance obligations, litigation risk, and operational costs. Regulatory scrutiny is intensifying, with agencies such as the Federal Trade Commission and state attorneys general applying consumer protection laws to online data practices. The legal landscape remains fluid, with privacy and data protection laws potentially limiting data use, requiring changes to processing practices, exposing us to fines, litigation, or other penalties, or impacting our ability to develop new services. Regulatory changes may include new legislation, invalidation of existing rules, or increased penalties, all of which can impact our ability to develop and offer new products and services. For example, the EU’s General Data Protection Regulation (GDPR) and the U.K. equivalent impose strict data protection requirements and significant penalties for noncompliance. China’s Personal Information Protection Law (PIPL) and Data Security Law similarly regulate personal and non-personal data processing activities and establish data subject rights and obligations for personal information processors, with civil and criminal liabilities for violations. Other jurisdictions served by Starbucks and its licensees are enacting or proposing comparable laws, including restrictions on cross-border data transfers and enhanced data safeguards, which may increase compliance costs and affect business operations.

In the U.S., the California Consumer Privacy Act (CCPA) and numerous other state privacy laws impose disclosure obligations and grant consumers rights over their personal data. Some such laws include private rights of action. These state laws require ongoing investment in compliance infrastructure. Privacy and data protection laws, such as those referenced above, may also affect emerging business models that rely on Starbucks acting as a data controller in licensed markets. In such cases, Starbucks may bear primary responsibility for compliance with applicable privacy regulations.

The increasing adoption of artificial intelligence technologies has led data protection authorities around the world to consider and adopt new and evolving interpretations of privacy and data protection laws, including obligations related to personal data processing, automated decision-making, notices, consents, opt-outs, and governance controls.

Claims we have allegedly failed to comply with applicable privacy and data protection laws or to adequately safeguard personal data, even if unfounded, may result in regulatory investigations, enforcement actions, litigation (including class actions), reputational harm, and financial penalties, any of which could materially affect our operations and financial performance.

We rely heavily on information technology in our operations and growth initiatives, and any material failure, inadequacy, interruption, or security failure of that technology could harm our ability to effectively operate and grow our business and could adversely affect our financial results.

We rely extensively on interconnected information technology systems to support our operations, including point-of-sale, mobile ordering, payments, supply chain management, loyalty programs, and administrative functions. We also depend on third-party providers for key systems and services, which may lack full redundancy within or across markets. Our growth initiatives—particularly those involving digital engagement and convenience-led formats—depend heavily on the reliability and performance of these systems. Our contractual and operational safeguards may not be effective in preventing the failure of these systems or services to operate effectively and be available. Any failure, inadequacy, inefficiency, or interruption could disrupt operations and adversely affect financial results—whether due to outages, cyber-attacks, software flaws, misconfigurations, or other disruptions—could materially impact product availability, operational efficiency, and financial performance. If our incident response and recovery plans are ineffective or delayed, remediation efforts may incur significant, unplanned costs.

Emerging technologies, including technologies employing artificial intelligence and machine learning, and changes to our mobile order, loyalty, delivery integration, or payment systems, may not deliver expected efficiencies and could introduce new risks, such as those related to cybersecurity, data privacy, inaccuracies, hallucinations, bias or discrimination, prolonged outages and intellectual property infringement, which may become more pronounced as the Company’s reliance on such technologies increases.
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

Securing and enforcing intellectual property rights across markets and technologies can be costly and time-consuming. Additionally, the laws and enforcement mechanisms we rely on to protect our intellectual property from unauthorized use may be inadequate. Our competitive position may be adversely affected by our possible inability to effectively protect our intellectual property.

We also seek to maintain certain intellectual property as trade secrets. The secrecy of such trade secrets and other sensitive information could be compromised, which could cause us to lose the competitive advantage resulting from these trade secrets.

Additionally, we also face the risk of infringing third-party intellectual property rights. Any infringement claims, even unmerited claims, can be time consuming to defend and disruptive to our ability to generate revenues or enter into new market opportunities. Further, such claims may lead to expensive and disruptive litigation or significantly increased costs as a result of our attempt to license the intellectual property rights to avoid infringement or a claim of infringement of third-party rights. Additionally, licensees and other third parties who hold licenses to our intellectual property may take actions that diminish the value of our intellectual property, further exposing us to reputational and financial risk.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
Starbucks has implemented a cybersecurity program that leverages industry-standard cybersecurity frameworks, such as the National Institute of Standards and Technology Cybersecurity Framework, to assess, identify, and manage cybersecurity risk. Our cybersecurity program is integrated with the Enterprise Risk Management (“ERM”) framework and governance processes utilized by management, our Board, and its committees to oversee our various top enterprise risks. Our internal audit function periodically evaluates our cybersecurity program and selected aspects of it.

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

Where appropriate, we engage third-party assessors, consultants, and other cybersecurity experts to support our cybersecurity program, including assessments and testing. We also maintain insurance coverage that, subject to its terms and conditions, is intended to help us mitigate certain costs associated with cybersecurity incidents.

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

The ciso is informed about the prevention, detection, mitigation, and remediation of cybersecurity incidents through management of, and participation in, the cybersecurity program described above, including through reports prepared by our internal cybersecurity team and the operation of our incident response plan. The ciso meets regularly with leaders of our various information technology management teams to review and discuss our cybersecurity and other information technology risks and opportunities.

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

The Audit Committee receives regular updates from the ciso or other members of the ciso’s team with responsibility for oversight of our key cybersecurity program components. These updates include, as appropriate, ongoing changes in our external and internal cybersecurity threat landscape, new technology trends and regulatory developments, evolving internal policies and practices used to manage and mitigate cybersecurity and technology-related risks, cybersecurity incidents and our response to them, and trends in various metrics that are used to help assess our overall cybersecurity program effectiveness.

Item 2.Properties
The material properties used by Starbucks in connection with its roasting, manufacturing, warehousing, distribution, and corporate administrative operations, serving all segments, are as follows:

Location	Approximate Size in Square Feet	Purpose
York, PA	1,957,000	Roasting, warehousing and distribution
Seattle, WA	1,294,000	Corporate administrative
Minden, NV (Carson Valley)	1,080,000	Roasting, warehousing and distribution
Auburn, WA	750,000	Warehousing and distribution
Lebanon, TN	680,000	Warehousing and distribution
Kunshan, China	630,000	Roasting, warehousing and distribution
Kent, WA	510,000	Roasting and distribution
Romeoville, IL	400,000	Warehousing and distribution
Nashville, TN (1)	366,000	Corporate administrative
(1)Included in this total is a 250,000-square-foot corporate office in Nashville, Tennessee, for which we executed a lease in March 2026, but we do not yet have possession. This location will support the continued growth of our North American operations.
We own most of our roasting facilities and lease the majority of our warehousing and distribution locations. As of September 27, 2026, Starbucks had 13,397 company-operated coffeehouses, almost all of which are leased. We also lease space in various locations worldwide for regional, district, and other administrative offices, training facilities, and storage. In addition to the locations listed above, we hold inventory at various locations managed by third-party warehouses. We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.
Item 3.Legal Proceedings
See Note 16, Commitments and Contingencies, to the consolidated financial statements included in Item 8 of Part II of this 10-K for information regarding certain legal proceedings in which we are involved.
Item 4.Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities
Refer to Part III, Item 12 of this 10-K for information about our equity compensation plans, which is incorporated by reference herein.
SHAREHOLDER INFORMATION
As of November 5, 2026, we had approximately 16,000 shareholders of record. This does not include persons whose stock is in nominee or “street name” accounts through brokers.
MARKET INFORMATION AND DIVIDEND POLICY
Starbucks common stock is traded on Nasdaq, under the symbol “SBUX.”
Future decisions to pay comparable cash dividends to those paid in the past continue to be at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board considers relevant.
ISSUER PURCHASES OF EQUITY SECURITIES
Shares under our ongoing share repurchase program, first announced in September 2001 and most recently reauthorized in September 2026, may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or through privately negotiated transactions. The timing, manner, price, and amount of repurchases will be determined at our discretion and the share repurchase program may be suspended, terminated, or modified at any time for any reason. During the fiscal fourth quarter ended September 27, 2026, there was no share repurchase activity. As of September 27, 2026, 29.8 million shares remained available for repurchase under current authorizations.

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
The following graph depicts the total return to shareholders from October 3, 2021, through September 27, 2026, relative to the performance of the Standard & Poor’s 500 Index, the Nasdaq Composite Index and the Standard & Poor’s 500 Consumer Discretionary Sector, a peer group that includes Starbucks. All indices shown in the graph have been reset to a base of 100 as of October 3, 2021, and assume an investment of $100 on that date and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future stock price performance.

$300
$250
$200
$150
$100
$50
$0
10/3/2021
10/2/2022
10/1/2023
9/29/2024
9/28/2025
9/27/2026
Starbucks Corporation
S&P 500
Nasdaq Composite
S&P Consumer Discretionary

	Oct 3, 2021	Oct 2, 2022	Oct 1, 2023	Sep 29, 2024	Sep 28, 2025	Sep 27, 2026
Starbucks Corporation	$100.00	$76.28	$84.38	$92.28	$81.08	$94.60
S&P 500	100.00	84.53	102.80	140.17	164.84	190.78
Nasdaq Composite	100.00	73.75	93.00	128.94	161.71	192.83
S&P Consumer Discretionary	100.00	79.11	90.00	115.25	138.66	131.52

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
General
Our fiscal year ends on the Sunday closest to September 30. All references to coffeehouse counts, including data for new coffeehouse openings, are reported net of related coffeehouse closures, unless otherwise noted. Fiscal years 2026, 2025, and 2024 included 52 weeks.
The discussion of our financial condition and results of operations for the fiscal year ended September 29, 2024, included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) can be found in the Annual Report on Form 10-K for the fiscal year ended September 28, 2025.
Overview
We have three reportable operating segments: 1) North America, which is inclusive of the U.S. and Canada; 2) International, which is inclusive of China, Japan, Asia Pacific, Europe, Middle East, Africa, Latin America, and the Caribbean; and 3) Channel Development. Unallocated corporate expenses are reported within Corporate and Other.
We believe our financial results and long-term growth model will continue to be driven by new coffeehouse openings, comparable coffeehouse sales, and operating margin management, underpinned by disciplined capital allocation. The comparable coffeehouse sales metric includes company-operated coffeehouses open 13 months or longer, and excludes the effects of foreign currency exchange rates. Coffeehouses that are temporarily closed for fewer than three weeks or operating at reduced hours remain in comparable coffeehouse sales while permanent coffeehouse closures are removed in the month following closure. We analyze comparable coffeehouse sales on a constant currency basis as this helps identify underlying business trends without distortion from the effects of currency movements.
Throughout this MD&A, we commonly discuss the following key operating metrics, which we believe are useful to investors because management uses these metrics to assess the growth of our business and the effectiveness of our marketing and operational strategies:
•New coffeehouse openings and coffeehouse count
•Comparable coffeehouse sales
•Operating margin
Starbucks results for fiscal 2026 reflected continued progress on key initiatives supporting our “Back to Starbucks” strategy, including investments in the coffeehouse experience and our partners, as we continue to build a stronger Starbucks and transition from a strategy focused on business transformation into our plan for long-term growth. These investments include the Green Apron Service model, and additional investments in staffing and hours at the right times to deliver enhanced customer service. Consolidated net revenues increased 2% to $37.9 billion in fiscal 2026 compared to $37.2 billion in fiscal 2025, primarily driven by higher comparable coffeehouse sales, higher revenues from our international licensed coffeehouse business, including the newly formed China joint venture, and an increase in revenue in the Global Coffee Alliance. This increase was partially offset by lower company-operated coffeehouse revenues in our International segment following the conversion of Starbucks retail operations in China to our licensed joint venture model in the third quarter of fiscal 2026.
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
In the third quarter of fiscal 2026, the transaction closed, and under the terms of the agreement, Boyu Capital acquired a 60% stake in Starbucks China retail operations, while Starbucks retained a 40% ownership interest and continues to own and license the brand and intellectual property to the joint venture. The disposal group was deconsolidated from our financial statements and we transitioned from recording revenues and expenses of the disposal group to recording our share of income from the joint venture, recognized as income from equity investees under the equity method of accounting, and recording revenues related to product sales to, and royalty revenues from, the joint venture. We expect that the conversion to our licensed joint venture model will continue to drive lower revenues and higher operating margin for Starbucks, as compared to the historical, company-

operated model. We expect this transition to affect the comparability of our International segment results between periods that include pre-transition results and periods following the transition.
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
Restructuring
In support of our “Back to Starbucks” strategy, as part of the restructuring plan announced and executed in the fourth quarter of fiscal 2025, we closed coffeehouses that did not demonstrate a viable path to profitability or meet our standards of delivering a warm, welcoming space for our customers and partners. Those coffeehouse closures in North America were substantially completed in fiscal 2025, and the majority of those International coffeehouse closures were completed in the first quarter of fiscal 2026.
In the second quarter of fiscal 2026, management approved and executed a restructuring plan to relocate certain functions of our support organization to an additional office in Nashville, Tennessee, further supporting the Company’s “Back to Starbucks” strategy and the intention to establish a more strategic presence in the Southeast region of the United States. Our new office in Nashville reflects three key advantages: proximity to key suppliers, access to a deep and growing talent pool in the region, notably in technology, and alignment with where we expect future coffeehouse growth.
In the third quarter of fiscal 2026, we announced and executed an additional fiscal 2026 restructuring plan focused on further transformation of our global support organization and non-retail facilities, as well as reducing the future operational complexity of our Starbucks Reserve and Roastery locations resulting in a reassessment and impairment of the associated asset group. Under the plan, the Company expects to capture cost savings through a more streamlined support structure, and a simplified operating model for Starbucks Reserve and Roastery locations.
In the fourth quarter of fiscal 2026, we announced and executed an additional fiscal 2026 restructuring plan involving the further closure of coffeehouses. As part of this plan, we conducted an additional assessment of our existing North America coffeehouse portfolio and closed, or plan to close, coffeehouses that did not deliver the coffeehouse experience and financial performance expected of the brand. These actions are intended to support a healthier coffeehouse portfolio in North America.
Strategic Initiatives
We will continue to refine and execute our initiatives in support of our “Back to Starbucks” strategy to drive topline momentum and build sales leverage while investing in our coffeehouses and customer experience. Our focus will be on executing the fundamentals by working to deliver exceptional service with speed, driving greater operating precision, providing seamless and more personalized digital experiences, reimagining the drive-thru to make it faster, more convenient and more personal, strengthening our supply chain, enabling technological efficiencies — including the use of artificial intelligence to enhance our digital and drive-thru channels — and improvements related to our staffing, scheduling and point-of-sale systems. We will continue to amplify our brand, engaging with our customers authentically and distinctly as Starbucks, through broad-based marketing, menu innovation designed to make our menu more relevant throughout the day, and Starbucks Rewards engagement, with the goal of deepening customer connection, brand loyalty and affinity. We will also continue to create more opportunity for our coffeehouse partners, supported by additional training, development opportunities, and better tools for leaders to build and manage strong teams.
We will apply continued discipline to how we grow our global footprint, with a focus on ensuring new coffeehouses meet our expectations for returns and long-term growth. As our international business shifts toward a more predominantly licensed model, we will continue evolving how we support our licensed business partners. We expect our international business to continue to lead our global coffeehouse growth, supported by our licensed business model and significant opportunities for development in markets globally. In North America, we will continue to grow our licensed business and invest in uplifts across our existing company-operated coffeehouse portfolio, while rebuilding our coffeehouse development capabilities to meet our standards, which we expect to result in fewer company-operated coffeehouse openings in fiscal 2027.
We expect moderation in net revenues in fiscal 2027, primarily driven by our International segment as we lap the divestiture of Starbucks retail operations in China and the impact of recent North America coffeehouse closures. While we believe we are making the right strategic investments to improve our operating foundations, our focus going forward will continue to be on driving consistency at scale while balancing and maintaining a healthier cost structure. We will continue to test, learn, and refine our approach to deliver the best of Starbucks to drive durable, profitable, long-term growth.

Financial Highlights
•Total net revenues increased 2% to $37.9 billion in fiscal 2026 compared to $37.2 billion in fiscal 2025.
•Consolidated operating income increased to $3.7 billion in fiscal 2026 compared to $2.9 billion in fiscal 2025. Fiscal 2026 operating margin was 9.7% compared to 7.9% in fiscal 2025. Operating margin expansion of 180 basis points was primarily due to sales leverage (approximately 210 basis points), partially offset by labor investments largely in support of our “Back to Starbucks” strategy (approximately 130 basis points).
•Diluted earnings per share (“EPS”) for fiscal 2026 increased to $2.21, compared to EPS of $1.63 in fiscal 2025. The increase was primarily driven by the net gain resulting from the divestiture of Starbucks retail operations in China in the third quarter of fiscal 2026 and the expansion in operating margin due to sales leverage, partially offset by labor investments largely in support of the “Back to Starbucks” strategy. Also offsetting the increase were tax impacts from changes in indefinite reinvestment assertions as a result of classifying our Starbucks retail operations in China as held for sale in the first quarter of 2026.
•Capital expenditures were $1.3 billion in fiscal 2026 and $2.3 billion in fiscal 2025.
•We returned $2.8 billion to our shareholders in both fiscal 2026 and fiscal 2025, through dividends.
Acquisitions and Divestitures
See Note 2, Acquisitions and Divestitures, to the consolidated financial statements included in Item 8 of Part II of this 10-K for information regarding acquisitions and divestitures.
RESULTS OF OPERATIONS — FISCAL 2026 COMPARED TO FISCAL 2025
Consolidated results of operations (in millions):
Revenues

Fiscal Year Ended	Sep 27, 2026	Sep 28, 2025	% Change
Net revenues:
Company-operated coffeehouses	$30,940.2	$30,744.8	0.6%
Licensed coffeehouses	4,615.8	4,350.4	6.1
Other	2,354.6	2,089.2	12.7
Total net revenues	$37,910.6	$37,184.4	2.0%
Total net revenues increased $726 million, or 2%, over fiscal 2025, primarily due to higher revenues from licensed coffeehouses ($265 million), other revenues ($265 million), and company-operated coffeehouses ($195 million).
Company-operated coffeehouse revenue increased $195 million, primarily driven by a 6.2% increase in comparable coffeehouse sales ($1.7 billion) attributable to a 3.2% increase in comparable transactions and a 3.0% increase in average ticket. This was partially offset by the conversion of Starbucks retail operations in China to our licensed joint venture model in the third quarter of fiscal 2026 ($1.5 billion).
Licensed coffeehouses revenue increased $265 million, primarily driven by higher product sales to, and royalty revenues from, our existing licensees in our International segment ($217 million) and our newly formed China joint venture ($105 million) following the conversion of Starbucks retail operations in China to our licensed joint venture model. This was partially offset by lower equipment sales to our licensees globally ($56 million).
Other revenues increased $265 million, primarily due to an increase in revenue in the Global Coffee Alliance ($266 million) largely due to elevated coffee prices.

Operating Expenses

Fiscal Year Ended	Sep 27, 2026	Sep 28, 2025	Sep 27, 2026	Sep 28, 2025
			As a % of Total Net Revenues
Product and distribution costs	$12,235.2	$11,658.2	32.3%	31.4%
Coffeehouse operating expenses	17,189.8	17,058.9	45.3	45.9
Other operating expenses	544.5	584.6	1.4	1.6
Depreciation and amortization expenses	1,483.3	1,684.7	3.9	4.5
General and administrative expenses	2,372.9	2,617.2	6.3	7.0
Restructuring and impairments	688.6	892.0	1.8	2.4
Total operating expenses	34,514.3	34,495.6	91.0	92.8
Income from equity investees	294.8	247.8	0.8	0.7
Operating income	$3,691.1	$2,936.6	9.7%	7.9%
Coffeehouse operating expenses as a % of related revenues			55.6%	55.5%
Product and distribution costs as a percentage of total net revenues increased 90 basis points largely due to mix shifts (90 basis points).
Coffeehouse operating expenses as a percentage of total net revenues decreased 60 basis points. Coffeehouse operating expenses as a percentage of company-operated coffeehouse revenues increased 10 basis points, primarily due to labor investments largely in support of our “Back to Starbucks” strategy (approximately 210 basis points), partially offset by sales leverage.
Other operating expenses decreased $40 million, primarily due to savings from simplifying our licensed business support organization.
Depreciation and amortization expenses as a percentage of total net revenues decreased 60 basis points, primarily driven by ceasing depreciation upon classifying our Starbucks retail operations in China as held for sale in the first quarter of fiscal 2026 and converting Starbucks retail operations in China to our licensed joint venture model in the third quarter of fiscal 2026.
General and administrative expenses decreased $244 million, largely due to restructuring-related savings and operational efficiencies ($292 million), the conversion of Starbucks retail operations in China to our licensed joint venture model in the third quarter of fiscal 2026 ($83 million), and lapping of the Leadership Experience 2025 ($81 million). This was partially offset by increases in performance-based compensation ($152 million), and transaction and transition-related expenses for the conversion of Starbucks retail operations in China to our licensed joint venture model in the third quarter of fiscal 2026 ($71 million).
Restructuring and impairments decreased $203 million, driven by lower impacts compared to the prior year associated with the simplification of our support organization and the closure of coffeehouses, partially offset by increased costs associated with the current year impairment of Starbucks Reserve and Roastery (“Siren Retail”) coffeehouse locations. See Note 18, Restructuring and Impairments, to the consolidated financial statements included in Item 8 of Part II of this 10-K, for further discussion.
Income from equity investees increased $47 million, primarily due to income from our China joint venture, which was formed upon the conversion of Starbucks retail operations in China to our licensed joint venture model in the third quarter of fiscal 2026.
The combination of these changes resulted in an overall increase in operating margin of 180 basis points in fiscal 2026 when compared to fiscal 2025.

Other Income and Expenses

Fiscal Year Ended	Sep 27, 2026	Sep 28, 2025	Sep 27, 2026	Sep 28, 2025
			As a % of Total Net Revenues
Operating income	$3,691.1	$2,936.6	9.7%	7.9%
Net gain resulting from divestiture of certain operations	536.3	—	1.4	—
Interest income and other, net	145.0	113.3	0.4	0.3
Interest expense	(531.3)	(542.6)	(1.4)	(1.5)
Earnings before income taxes	3,841.1	2,507.3	10.1	6.7
Income tax expense	1,315.0	650.6	3.5	1.7
Net earnings including noncontrolling interests	2,526.1	1,856.7	6.7	5.0
Net earnings/(loss) attributable to noncontrolling interests	(0.6)	0.3	0.0	0.0
Net earnings attributable to Starbucks	$2,526.7	$1,856.4	6.7%	5.0%
Effective tax rate including noncontrolling interests			34.2%	25.9%
Net gain resulting from divestiture of certain operations was $536.3 million, due to the divestiture of Starbucks retail operations in China during the third quarter of fiscal 2026.
Interest income and other, net increased $32 million, primarily due to unrealized gains on non-core equity method investments.
Interest expense decreased $11 million, primarily due to reduced debt balances in the current year, partially offset by reduced savings from cross-currency interest rate hedging.
The effective tax rate for fiscal 2026 was 34.2% compared to 25.9% for fiscal 2025. The increase was primarily due to the $273 million discrete impact of changes in indefinite reinvestment assertions as a result of classifying Starbucks retail operations in China as held for sale in the first quarter of fiscal 2026 (approximately 420 basis points), impacts resulting from the divestiture of Starbucks retail operations in China during the third quarter of fiscal 2026 (approximately 240 basis points), and lapping the discrete impact of a tax status change for a certain foreign entity in the first quarter of fiscal 2025 (approximately 120 basis points). See Note 14, Income Taxes, to the consolidated financial statements included in Item 8 of Part II of this 10-K, for further discussion.

Segment Information
Results of operations by segment (in millions):
North America

Fiscal Year Ended	Sep 27, 2026	Sep 28, 2025	Sep 27, 2026	Sep 28, 2025
			As a % of North America Total Net Revenues
Net revenues:
Company-operated coffeehouses	$26,363.9	$24,793.0	91.2%	90.6%
Licensed coffeehouses	2,529.1	2,575.6	8.8	9.4
Other	4.8	4.5	0.0	0.0
Total net revenues	28,897.8	27,373.1	100.0	100.0
Product and distribution costs	8,279.3	7,628.7	28.7	27.9
Coffeehouse operating expenses	14,878.9	13,973.3	51.5	51.0
Other operating expenses	228.7	281.6	0.8	1.0
Depreciation and amortization expenses	1,192.6	1,196.3	4.1	4.4
General and administrative expenses	374.3	483.3	1.3	1.8
Restructuring and impairments	489.8	653.2	1.7	2.4
Total operating expenses	25,443.6	24,216.4	88.0	88.5
Operating income	$3,454.2	$3,156.7	12.0%	11.5%
Coffeehouse operating expenses as a % of related revenues			56.4%	56.4%
Revenues
North America total net revenues for fiscal 2026 increased $1.5 billion, or 6%, primarily driven by an increase in company-operated coffeehouses revenue due to a 6.6% increase in comparable coffeehouse sales ($1.6 billion), driven by a 3.6% increase in comparable transactions and a 3.0% increase in average ticket, primarily due to higher delivery sales, pricing, product mix and customer food attach.
Operating Margin
North America operating income for fiscal 2026 increased 9% to $3.5 billion, compared to $3.2 billion in fiscal 2025. Operating margin expanded 50 basis points to 12.0%, primarily driven by sales leverage (approximately 290 basis points), partially offset by labor investments largely in support of our “Back to Starbucks” strategy (approximately 180 basis points).

International

Fiscal Year Ended	Sep 27, 2026	Sep 28, 2025	Sep 27, 2026	Sep 28, 2025
			As a % of International Total Net Revenues
Net revenues:
Company-operated coffeehouses	$4,576.3	$5,951.8	67.9%	76.1%
Licensed coffeehouses	2,086.7	1,774.8	30.9	22.7
Other	81.4	93.3	1.2	1.2
Total net revenues	6,744.4	7,819.9	100.0	100.0
Product and distribution costs	2,520.7	2,749.8	37.4	35.2
Coffeehouse operating expenses	2,310.9	3,085.6	34.3	39.5
Other operating expenses	244.3	242.0	3.6	3.1
Depreciation and amortization expenses	169.5	363.9	2.5	4.7
General and administrative expenses	255.7	344.3	3.8	4.4
Restructuring and impairments	95.0	82.5	1.4	1.1
Total operating expenses	5,596.1	6,868.1	83.0	87.8
Income/(loss) from equity investees	42.8	(1.8)	0.6	0.0
Operating income	$1,191.1	$950.0	17.7%	12.1%
Coffeehouse operating expenses as a % of related revenues			50.5%	51.8%
Revenues
International total net revenues for fiscal 2026 decreased $1.1 billion, or 14%, primarily driven by lower company-operated coffeehouse revenues following the conversion of Starbucks retail operations in China to our licensed joint venture model in the third quarter of fiscal 2026 ($1.5 billion). This decline was partially offset by higher product sales to, and royalty revenues from licensees, including existing licensees ($217 million) and our newly formed China joint venture ($105 million) and an increase in company-operated coffeehouses revenue due to a 3.7% increase in comparable coffeehouse sales ($152 million), driven by a 2.0% increase in average ticket and a 1.6% increase in comparable transactions.
Operating Margin
International operating income for fiscal 2026 increased 25% to $1.2 billion, compared to $950.0 million in fiscal 2025. Operating margin expanded 560 basis points to 17.7%, primarily due to the conversion of Starbucks retail operations in China to our licensed joint venture model in the third quarter of fiscal 2026 (approximately 330 basis points) and lower coffeehouse operating and depreciation and amortization costs after classifying assets for Starbucks retail operations in China as held for sale in the first and second quarters of fiscal 2026 (approximately 200 basis points).

Channel Development

Fiscal Year Ended	Sep 27, 2026	Sep 28, 2025	Sep 27, 2026	Sep 28, 2025
			As a % of Channel Development Total Net Revenues
Net revenues	$2,172.7	$1,871.7
Product and distribution costs	1,343.4	1,168.3	61.8%	62.4%
Other operating expenses	61.8	60.2	2.8	3.2
General and administrative expenses	3.4	5.8	0.2	0.3
Restructuring and impairments	(0.1)	1.9	—	0.1
Total operating expenses	1,408.5	1,236.2	64.8	66.0
Income from equity investees	252.0	249.6	11.6	13.3
Operating income	$1,016.2	$885.1	46.8%	47.3%
Revenues
Channel Development total net revenues for fiscal 2026 increased $301 million, or 16%, compared to fiscal 2025, primarily due to an increase in revenue in the Global Coffee Alliance ($266 million) driven largely by elevated coffee prices.
Operating Margin
Channel Development operating income for fiscal 2026 increased 15% to $1.0 billion, compared to $885 million in fiscal 2025. Operating margin contracted 50 basis points to 46.8%, primarily driven by lower North American Coffee Partnership joint venture income (Refer to Note 6, Equity Investments, to the consolidated financial statements included in Item 8 of Part II of this 10-K, for further discussion) growth relative to segment revenue growth (approximately 170 basis points).

Corporate and Other

Fiscal Year Ended	Sep 27, 2026	Sep 28, 2025	% Change
Net revenues:
Other	$95.7	$119.7	(20.1)%
Total net revenues	95.7	119.7	(20.1)
Product and distribution costs	91.8	111.4	(17.6)
Other operating expenses	9.7	0.8	nm
Depreciation and amortization expenses	121.2	124.5	(2.7)
General and administrative expenses	1,739.5	1,783.8	(2.5)
Restructuring and impairments	103.9	154.4	(32.7)
Total operating expenses	2,066.1	2,174.9	(5.0)
Operating loss	$(1,970.4)	$(2,055.2)	(4.1)%
Corporate and Other primarily consists of our unallocated corporate expenses and sales of cocoa butter to third parties. Unallocated corporate expenses include corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments.
Corporate and Other operating loss decreased 4% to $2.0 billion for fiscal 2026 compared to $2.1 billion for fiscal 2025, primarily due to restructuring-related savings and operational efficiencies ($227 million) and lower restructuring costs in support of our “Back to Starbucks” strategy ($51 million). This was partially offset by performance-based compensation ($114 million), and transaction and transition-related expenses for the conversion of Starbucks retail operations in China to our licensed joint venture model in the third quarter of fiscal 2026 ($66 million).
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
Cash and Investment Overview
Our cash and investments were $4.2 billion and $3.7 billion as of September 27, 2026, and September 28, 2025, respectively. We actively manage our cash and investments in order to internally fund operating needs, make scheduled interest and principal payments on our borrowings, fund acquisitions, and return cash to shareholders through common stock cash dividend payments and share repurchases. Our investment portfolio primarily includes highly liquid available-for-sale securities, including corporate debt securities and U.S. government treasury securities. As of September 27, 2026, approximately $1.3 billion of cash and short-term investments were held in foreign subsidiaries.
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
The 2025 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of September 27, 2026, we were in compliance with all applicable covenants. No amounts were outstanding under our 2025 credit facility as of September 27, 2026 or September 28, 2025.

Short-term Debt
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our 2025 credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures, and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock, and share repurchases. As of September 27, 2026, and September 28, 2025, we had no borrowings outstanding under our commercial paper program. Our total available contractual borrowing capacity for general corporate purposes was $3.0 billion as of September 27, 2026.
Additionally, we hold the following Japanese yen-denominated credit facilities that are available for working capital needs and capital expenditures within our Japanese market:
•A ¥5.0 billion, or $31.5 million, credit facility is currently set to mature on December 30, 2026. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on Tokyo Interbank Offered Rate (“TIBOR”) plus an applicable margin of 0.400%.
•A ¥10.0 billion, or $62.9 million, credit facility is currently set to mature on March 27, 2027. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.300%.
As of September 27, 2026 and September 28, 2025, we had no borrowings outstanding under these credit facilities.
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
•$273.5 million of the $750.0 million, 4.500% Senior Notes (the “May 2028 notes”)
•$321.8 million of the $500.0 million, 4.800% Senior Notes (the “May 2030 notes”)
•$110.4 million of the $500.0 million, 5.000% Senior Notes (the “February 2034 notes”)
•$410.2 million of the $500.0 million, 5.400% Senior Notes (the “May 2035 notes”)
•$200.0 million of the $1.0 billion, 4.500% Senior Notes (the “November 2048 notes”)
In connection with the repurchases, the Company recognized an immaterial gain on partial extinguishment of debt in the third quarter of fiscal 2026, which is included in Interest income and other, net in the consolidated statements of earnings. In determining the value of the gain, the Company expensed the proportional amount of the related unamortized discount, premium, and debt issuance costs attributable to the repurchased notes.
See Note 9, Debt, to the consolidated financial statements included in Item 8 of Part II of this 10-K for details of the components of our long-term debt.
Our ability to incur new liens and conduct sale and leaseback transactions on certain material properties is subject to compliance with terms of the indentures under which the long-term notes were issued. As of September 27, 2026, we were in compliance with all applicable covenants.
Use of Cash
We expect to use our available cash and investments, including, but not limited to, additional potential future borrowings under the credit facilities, commercial paper program, and the issuance of debt to support and invest in our core businesses, including investing in new ways to serve our customers and supporting our coffeehouse partners, repaying maturing debts, returning cash to shareholders through common stock cash dividend payments and discretionary share repurchases, and investing in new business opportunities related to our core and developing businesses. Furthermore, we may use our available cash resources to make proportionate capital contributions to our investees. We may also seek strategic acquisitions to leverage existing capabilities and further build our business. Acquisitions may include increasing our ownership interests in our investees. Any decisions to increase such ownership interests will be driven by valuation and fit with our ownership strategy.
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
We regularly review our cash positions and our determination of partial indefinite reinvestment of foreign earnings. In the event we determine that all or another portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes, which could be material. Any foreign earnings that are not indefinitely reinvested may be repatriated at management’s discretion. In the first quarter of fiscal 2026, we released all of our remaining indefinite reinvestment assertions and recorded a discrete tax expense of $266 million, which was subsequently increased in the second quarter of fiscal 2026 by $8 million. In connection with our divestiture of Starbucks retail operations in China in the third quarter of fiscal 2026 and the retained equity interest in the joint venture, we recorded $199.5 million of incremental income tax expense, as a component of the annual effective tax rate, of which approximately $147.8 million was recognized in the third quarter of fiscal 2026, with the remainder recognized in the fourth quarter of fiscal 2026. In future periods, any foreign earnings may be repatriated at management’s discretion without any material, incremental tax consequences.
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
During each of the first three quarters of fiscal 2025, we declared a cash dividend to shareholders of $0.61 per share. During the fourth quarter of fiscal 2025, and for each of the first three quarters of fiscal 2026, we declared a cash dividend of $0.62 per share. During the fourth quarter of fiscal 2026, we declared a cash dividend of $0.63 per share to be paid on November 27, 2026, with an expected payout of approximately $718.2 million. Dividends are generally paid in the quarter following the declaration date. Cash returned to shareholders through dividends in both fiscal 2026 and 2025 totaled $2.8 billion.
Shares under our ongoing share repurchase program, first announced in September 2001 and most recently reauthorized in September 2026, may be repurchased in open market transactions. During the fiscal years ended September 27, 2026 and September 28, 2025, we made no common stock share repurchases. As of September 27, 2026, 29.8 million shares remained available for repurchase under current authorizations.
Other than normal operating expenses, cash requirements for fiscal 2027 are expected to consist primarily of capital expenditures in our new and existing coffeehouses, our supply chain, and corporate facilities. Total capital expenditures for fiscal 2027 are expected to be higher than fiscal 2026.

The following table summarizes current and long-term material cash requirements as of September 27, 2026, which we expect to fund primarily with operating cash flows (in millions):

	Material Cash Requirements
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations(1)	$10,819.7	$1,690.2	$2,910.9	$2,337.2	$3,881.4
Debt obligations
Principal payments	13,384.1	1,500.0	2,826.5	2,678.2	6,379.4
Interest payments	5,130.9	472.1	817.8	607.8	3,233.2
Purchase obligations(2)	922.5	847.4	75.1	—	—
Other obligations(3)	352.4	158.5	102.0	22.8	69.1
Total	$30,609.6	$4,668.2	$6,732.3	$5,646.0	$13,563.1
(1)Amounts include direct lease obligations, excluding any taxes, insurance, and other related expenses.
(2)Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Starbucks and that specify all significant terms. Green coffee purchase commitments comprise approximately 88% of total purchase obligations.
(3)Other obligations include other liabilities primarily consisting of long-term asset retirement obligations, non-core equity method investment contributions, and other contractural commitments.
Cash Flows
Cash provided by operating activities was $5.0 billion for fiscal 2026, compared to $4.7 billion for fiscal 2025. The change was primarily driven by higher net earnings and favorable changes in working capital, primarily related to income taxes payable and inventories, partially offset by the impact of non-cash adjustments to net earnings, primarily driven by the gain associated with the divestiture of our China retail operations, lower non-cash lease costs and lower disposal and impairment losses.
Cash provided by investing activities was $1.1 billion for fiscal 2026, compared to cash used of $2.5 billion for fiscal 2025. The change was primarily due to net proceeds of $2.5 billion from the divestiture of Starbucks retail operations in China in the third quarter of fiscal 2026, combined with $1.0 billion in lower capital expenditures, driven by a reduction in retail coffeehouse investments and renovations in North America and China.
Cash used in financing activities was $5.6 billion for fiscal 2026, compared to $2.3 billion for fiscal 2025. The $3.3 billion increase in cash used was primarily due to $2.8 billion in long-term debt repayments funded in part by proceeds from the divestiture of Starbucks retail operations in China, compared to $1.3 billion in debt repayments in fiscal 2025. Also contributing to the change was the absence of new debt issuances in fiscal 2026 compared to the $1.7 billion raised in fiscal 2025.
COMMODITY PRICES, AVAILABILITY, AND GENERAL RISK CONDITIONS
Commodity price risk represents our primary market risk, generated by our purchases of green coffee and dairy products, among other items. We purchase, roast, and sell high-quality arabica coffee and related products, and risk arises from the price volatility of green coffee. In addition to coffee, we also purchase significant amounts of dairy products to support the needs of our company-operated coffeehouses. The price and availability of these commodities, including impacts from volatility in green coffee prices and tariffs, directly impact our results of operations, and we expect commodity prices, particularly coffee, to continue to impact future results of operations. For additional details see Product Supply in Item 1 of Part I of this 10-K, as well as Risk Factors in Item 1A of Part I of this 10-K.
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
The following table summarizes the potential impact as of September 27, 2026, to Starbucks future net earnings and other comprehensive income (“OCI”) from changes in commodity prices. The information provided below relates only to the derivative hedging instruments and does not represent the corresponding changes in the underlying hedged items (in millions):

	Increase/(Decrease) to Net Earnings		Increase/(Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
Commodity hedges	$—	$—	$15	$(15)

Foreign Currency Exchange Risk
The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, because a portion of our operations consists of activities outside of the U.S., we have transactions in other currencies, primarily the Japanese yen, Chinese renminbi, Canadian dollar, British pound, South Korean won, and euro. To reduce cash flow volatility from foreign currency fluctuations, we enter into derivative instruments to hedge portions of cash flows of anticipated intercompany royalty payments, inventory purchases, intercompany borrowing, and lending activities, and certain other transactions in currencies other than the functional currency of the entity that is party to the arrangements, as well as the translation risk of certain balance sheet items and net investments in foreign operations. The volatility in the foreign exchange market may lead to significant fluctuation in foreign currency exchange rates and adversely impact our financial results in the case of weakening foreign currencies relative to the U.S. dollar.
The following table summarizes the potential impact as of September 27, 2026, to Starbucks future net earnings and other comprehensive income from changes in the fair value of these derivative financial instruments due to a change in the value of the U.S. dollar as compared to foreign exchange rates. The information provided below relates only to the derivative hedging instruments and does not represent the corresponding changes in the underlying hedged items (in millions):

	Increase/(Decrease) to Net Earnings		Increase/(Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
Foreign currency hedges	$37	$(37)	$235	$(235)
Equity Security Price Risk
We have minimal exposure to price fluctuations on equity mutual funds, equity exchange-traded funds, and bond index funds within our marketable equity securities portfolio. Marketable equity securities are recorded at fair value and approximates a portion of our liability under our Management Deferred Compensation Plan (“MDCP”). Gains and losses from the portfolio and the change in our MDCP liability are recorded in our consolidated statements of earnings.
We performed a sensitivity analysis based on a 10% change in the underlying equity prices for equity mutual funds and exchange-traded funds, and a 100 basis point change in the underlying interest rate of our bond index funds as of September 27, 2026, and determined that such changes would not have a significant impact on the fair value of these instruments.

Interest Rate Risk
Long-term Debt
We utilize short-term and long-term financing and may use interest rate hedges to manage our overall interest expense related to our existing fixed-rate debt, as well as to hedge the variability in cash flows due to changes in benchmark interest rates related to anticipated debt issuances. See Note 3, Derivative Financial Instruments, and Note 9, Debt, to the consolidated financial statements included in Item 8 of Part II of this 10-K for further discussion of our interest rate hedge agreements and details of the components of our long-term debt, respectively, as of September 27, 2026.
The following table summarizes the impact of a change in interest rates as of September 27, 2026, on the fair value of Starbucks debt (in millions):

	Fair Value	Decrease in Fair Value for a 100 Basis Point Increase in Underlying Rate

Long-term debt(1)	$11,629	$(639)
(1)Amount disclosed is net of $9 million change in the fair value of our designated interest rate swaps. Refer to Note 3, Derivative Financial Instruments, to the consolidated financial statements included in Item 8 of Part II of this 10-K, for additional information on our interest rate swap designated as a fair value hedge.
Available-for-Sale Debt Securities
Our available-for-sale securities comprise a diversified portfolio consisting mainly of investment-grade debt securities. The primary objective of these investments is to preserve capital and liquidity. Available-for-sale securities are recorded on the consolidated balance sheets at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income. We do not hedge the interest rate exposure on our investments. We performed a sensitivity analysis based on a 100 basis point change in the underlying interest rate of our available-for-sale securities as of September 27, 2026, and determined that such a change would not have a significant impact on the fair value of these instruments.
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
Long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For company-operated coffeehouse assets, the impairment test is performed at the individual coffeehouse asset group level, which is inclusive of property, plant and equipment and lease ROU assets. The fair value of a coffeehouse’s assets is typically estimated using a discounted cash flow model. For other long-lived assets, fair value is determined using an approach that is appropriate based on the relevant facts and circumstances, which may include discounted cash flows, comparable transactions, or comparable company analyses.
Our impairment calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values. Key assumptions used in estimating future cash flows and asset fair values include projected revenue growth and operating expenses, as well as forecasting asset useful lives and selecting an appropriate discount rate. For company-operated coffeehouses, estimates of revenue growth and operating expenses are based on internal projections and consider the coffeehouse’s historical performance, the local market economics, and the business environment impacting the coffeehouse’s performance. The discount rate is selected based on what we believe a buyer would assume when determining a purchase price for the coffeehouse. The fair value of a coffeehouse’s ROU asset is estimated considering what a market participant would pay to lease the asset for its highest and best use. These estimates are subjective and our ability to realize future cash flows and asset fair values is affected by factors such as ongoing maintenance and improvement of the assets, changes in economic conditions, and changes in operating performance.
In the fourth quarter of fiscal 2025, as part of the “Back to Starbucks” strategy, the Company assessed its existing coffeehouse portfolio with respect to both whether coffeehouses had a viable path to offering the physical environment consistent with the brand and a clear path to financial performance, and we closed coffeehouses that did not meet these criteria.
For the fiscal year ended September 28, 2025, we recorded $352.8 million related to impairment and disposition of company-operated coffeehouse assets and $239.3 million primarily associated with accelerated amortization of ROU lease assets and other lease exit costs due to coffeehouse closures prior to the end of contractual lease terms. The costs were recorded in restructuring and impairments on the consolidated statements of earnings.
In the third quarter of fiscal 2026, as part of the “Back to Starbucks” strategy, the Company focused on further transformation of our non-retail facilities, as well as reducing the future operational complexity of our Starbucks Reserve and Roastery locations resulting in a reassessment and impairment of the associated asset group.
In the fourth quarter of fiscal 2026, we announced and executed an additional fiscal 2026 restructuring plan involving the further closure of coffeehouses. As part of this plan, we conducted an additional assessment of our existing North America coffeehouse portfolio and closed, or plan to close, coffeehouses that did not deliver the coffeehouse experience and financial performance expected of the brand.
For the fiscal year ended September 27, 2026, we recorded $372.5 million in restructuring and impairments on the consolidated statements of earnings related to impairment and disposition of company-operated coffeehouse and non-retail facility assets, including $113.0 million of ROU lease asset impairments, and $196.0 million primarily associated with accelerated amortization of ROU lease assets and other lease exit costs due to the closure of certain Starbucks company-operated coffeehouses and non-retail office locations prior to the end of contractual lease terms. Refer to Note 18, Restructuring and Impairments, to the consolidated financial statements included in Item 8 of Part II of this 10-K, for further discussion.
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

When assessing goodwill for impairment, our decision to perform a qualitative impairment assessment for an individual reporting unit is influenced by a number of factors, inclusive of the carrying value of the reporting unit’s goodwill, the significance of the excess of the reporting unit’s estimated fair value over carrying value at the last quantitative assessment date, and the amount of time in between quantitative fair value assessments and the date of acquisition. If we perform a quantitative assessment of an individual reporting unit’s goodwill, our impairment calculations contain uncertainties because they require management to make assumptions and to apply judgment when estimating future cash flows and asset fair values, including projected revenue growth and operating expenses related to existing businesses, product innovation, and new coffeehouse concepts, as well as utilizing valuation multiples of similar publicly traded companies and selecting an appropriate discount rate. Estimates of revenue growth and operating expenses are based on internal projections considering the reporting unit’s past performance and forecasted growth, strategic initiatives, local market economics, and the local business environment impacting the reporting unit’s performance. The discount rate is selected based on the estimated cost of capital for a market participant to operate the reporting unit in the region. These estimates, as well as the selection of comparable companies and valuation multiples used in the market approaches, are highly subjective, and our ability to realize the future cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance, and changes in our business strategies, including retail initiatives and international expansion. We continue to believe the fair value of each of our reporting units is significantly in excess of its carrying value, and absent a sustained multi-year global decline in our business in key markets such as the U.S., we do not anticipate incurring significant goodwill impairment in the next 12 months.
Our fiscal 2026 annual goodwill impairment testing was completed in the third fiscal quarter. Using the most recent quantitative assessment performed, the estimated fair value of our reporting units exceeded carrying value by approximately $120 billion.
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
We have generated income in certain foreign jurisdictions that may be subject to additional foreign withholding taxes and U.S. state income taxes. We regularly review our plans for reinvestment or repatriation of unremitted foreign earnings. We are not indefinitely reinvested in any foreign earnings and therefore our foreign earnings can be repatriated depending on our estimated working and other capital needs in jurisdictions where those earnings are generated. If these amounts are distributed to the U.S., in the form of dividends or otherwise, we may be subject to additional foreign withholding taxes and U.S. state income taxes, which are currently not expected to be material.
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

Item 8. Financial Statements and Supplementary Data
STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)

Fiscal Year Ended	Sep 27, 2026	Sep 28, 2025	Sep 29, 2024
Net revenues:
Company-operated coffeehouses	$30,940.2	$30,744.8	$29,765.9
Licensed coffeehouses	4,615.8	4,350.4	4,505.1
Other	2,354.6	2,089.2	1,905.2
Total net revenues	37,910.6	37,184.4	36,176.2
Product and distribution costs	12,235.2	11,658.2	11,180.6
Coffeehouse operating expenses	17,189.8	17,058.9	15,286.5
Other operating expenses	544.5	584.6	565.6
Depreciation and amortization expenses	1,483.3	1,684.7	1,512.6
General and administrative expenses	2,372.9	2,617.2	2,523.3
Restructuring and impairments	688.6	892.0	—
Total operating expenses	34,514.3	34,495.6	31,068.6
Income from equity investees	294.8	247.8	301.2
Operating income	3,691.1	2,936.6	5,408.8
Net gain resulting from divestiture of certain operations	536.3	—	—
Interest income and other, net	145.0	113.3	122.8
Interest expense	(531.3)	(542.6)	(562.0)
Earnings before income taxes	3,841.1	2,507.3	4,969.6
Income tax expense	1,315.0	650.6	1,207.3
Net earnings including noncontrolling interests	2,526.1	1,856.7	3,762.3
Net earnings/(loss) attributable to noncontrolling interests	(0.6)	0.3	1.4
Net earnings attributable to Starbucks	$2,526.7	$1,856.4	$3,760.9
Earnings per share — basic	$2.22	$1.63	$3.32
Earnings per share — diluted	$2.21	$1.63	$3.31
Weighted average shares outstanding:
Basic	1,139.3	1,136.0	1,133.8
Diluted	1,143.4	1,139.8	1,137.3

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

Fiscal Year Ended	Sep 27, 2026	Sep 28, 2025	Sep 29, 2024
Net earnings including noncontrolling interests	$2,526.1	$1,856.7	$3,762.3
Other comprehensive income/(loss):
Unrealized holding gains/(losses) on available-for-sale debt securities	(7.0)	2.7	12.1
Tax (expense)/benefit	1.7	(0.8)	(3.0)
Unrealized gains/(losses) on cash flow hedging instruments	25.3	80.1	106.0
Tax (expense)/benefit	(5.6)	(17.9)	(16.2)
Unrealized gains/(losses) on net investment hedging instruments	60.8	255.9	55.7
Tax (expense)/benefit	(15.3)	(64.6)	(14.1)
Translation adjustment and other	54.3	(113.4)	225.9
Tax (expense)/benefit	(9.3)	—	(8.8)
Reclassification adjustment for net (gains)/losses realized in net earnings for available-for-sale securities, hedging instruments, translation adjustment, and other	264.6	(224.9)	(19.2)
Tax expense/(benefit)	2.9	52.4	11.0
Other comprehensive income/(loss), net of tax	372.4	(30.5)	349.4
Comprehensive income including noncontrolling interests	2,898.5	1,826.2	4,111.7
Comprehensive income/(loss) attributable to noncontrolling interests	(0.1)	0.1	1.8
Comprehensive income attributable to Starbucks	$2,898.6	$1,826.1	$4,109.9

See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	Sep 27, 2026	Sep 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$3,679.9	$3,219.8
Short-term investments	184.3	247.2
Accounts receivable, net	1,177.5	1,277.5
Inventories	2,243.4	2,185.6
Prepaid expenses and other current assets	386.3	452.2
Total current assets	7,671.4	7,382.3
Long-term investments	309.5	246.9
Equity investments	1,784.1	466.2
Property, plant and equipment, net	6,944.1	8,493.5
Operating lease, right-of-use asset	7,858.9	9,315.7
Deferred income taxes, net	1,611.9	1,826.9
Other long-term assets	791.2	752.5
Other intangible assets	169.6	166.8
Goodwill	1,249.2	3,368.9
TOTAL ASSETS	$28,389.9	$32,019.7
LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$1,868.5	$1,852.8
Accrued liabilities	2,752.3	2,359.7
Accrued payroll and benefits	891.3	1,093.9
Current portion of operating lease liability	1,344.3	1,564.5
Stored value card liability and current portion of deferred revenue	1,758.4	1,840.6
Current portion of long-term debt	1,499.0	1,498.9
Total current liabilities	10,113.8	10,210.4
Long-term debt	11,777.9	14,575.9
Operating lease liability	7,792.4	8,972.2
Deferred revenue	5,582.6	5,772.6
Other long-term liabilities	785.0	577.8
Total liabilities	36,051.7	40,108.9
Shareholders’ deficit:
Common stock ($0.001 par value) — authorized, 2,400.0 shares; issued and outstanding, 1,140.1 and 1,136.9 shares, respectively	1.1	1.1
Additional paid-in capital	1,000.4	634.1
Retained deficit	(8,583.7)	(8,272.5)
Accumulated other comprehensive income/(loss)	(86.9)	(459.3)
Total shareholders’ deficit	(7,669.1)	(8,096.6)
Noncontrolling interests	7.3	7.4
Total deficit	(7,661.8)	(8,089.2)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)	$28,389.9	$32,019.7
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Fiscal Year Ended	Sep 27, 2026	Sep 28, 2025	Sep 29, 2024
OPERATING ACTIVITIES:
Net earnings including noncontrolling interests	$2,526.1	$1,856.7	$3,762.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,595.0	1,771.5	1,592.4
Deferred income taxes, net	144.4	(90.6)	(13.8)
Income earned from equity method investees, net	(297.7)	(274.2)	(306.4)
Distributions received from equity method investees	187.9	294.4	333.3
Net gain resulting from divestiture of certain operations	(536.3)	—	—
Stock-based compensation	368.6	318.3	308.3
Non-cash lease costs	1,303.0	1,513.8	1,314.9
Loss on disposal, impairment, and accelerated amortization of assets	685.5	834.7	121.5
Other	4.8	17.3	31.9
Cash provided by/(used in) changes in operating assets and liabilities:
Accounts receivable	(2.6)	(89.7)	18.4
Inventories	(176.4)	(408.4)	42.8
Income taxes payable	427.3	103.8	(61.9)
Accounts payable	224.1	261.0	28.0
Deferred revenue	(62.7)	(120.7)	(72.2)
Operating lease liability	(1,630.5)	(1,576.7)	(1,294.9)
Other operating assets and liabilities	227.9	336.3	291.0
Net cash provided by/(used in) operating activities	4,988.4	4,747.5	6,095.6
INVESTING ACTIVITIES:
Purchases of investments	(182.4)	(333.6)	(627.5)
Sales of investments	25.6	1.1	10.3
Maturities and calls of investments	165.0	391.8	768.2
Additions to property, plant and equipment	(1,263.6)	(2,305.5)	(2,777.5)
Acquisitions, net of cash acquired	—	(177.1)	—
Net proceeds from the divestiture of certain operations	2,544.2	—	—
Other	(176.2)	(62.1)	(72.7)
Net cash provided by/(used in) investing activities	1,112.6	(2,485.4)	(2,699.2)
FINANCING ACTIVITIES:
Net proceeds from issuance of short-term debt	2.5	2.4	123.8
Repayments of short-term debt	—	(7.8)	(157.5)
Net proceeds from issuance of long-term debt	—	1,748.5	1,995.3
Repayments of long-term debt	(2,815.9)	(1,250.0)	(1,825.1)
Proceeds from issuance of common stock	66.4	77.0	108.0
Cash dividends paid	(2,824.7)	(2,771.4)	(2,585.0)
Repurchase of common stock	—	—	(1,266.7)
Minimum tax withholdings on share-based awards	(73.0)	(87.4)	(100.4)
Other	—	(9.3)	(10.6)
Net cash provided by/(used in) financing activities	(5,644.7)	(2,298.0)	(3,718.2)
Effect of exchange rate changes on cash and cash equivalents	3.8	(30.5)	56.5
Net increase/(decrease) in cash and cash equivalents	460.1	(66.4)	(265.3)
CASH AND CASH EQUIVALENTS:
Beginning of period	3,219.8	3,286.2	3,551.5
End of period	$3,679.9	$3,219.8	$3,286.2
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized interest	$603.0	$588.3	$570.7
Income taxes	$684.0	$715.6	$1,373.3
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Loss)	Shareholders’ Equity/(Deficit)	Noncontrolling Interests	Total
	Shares	Amount
Balance, October 1, 2023	1,142.6	$1.1	$38.1	$(7,255.8)	$(778.2)	$(7,994.8)	$7.0	$(7,987.8)
Net earnings	—	—	—	3,760.9	—	3,760.9	1.4	3,762.3
Other comprehensive income/(loss)	—	—	—	—	349.0	349.0	0.4	349.4
Stock-based compensation expense	—	—	312.0	—	—	312.0	—	312.0
Exercise of stock options/vesting of RSUs	3.1	—	(47.6)	—	—	(47.6)	—	(47.6)
Sale of common stock	0.6	—	55.3	—	—	55.3	—	55.3
Repurchase of common stock(1)	(12.8)	—	(35.2)	(1,223.9)	—	(1,259.1)	—	(1,259.1)
Cash dividends declared, $2.32 per share	—	—	—	(2,625.0)	—	(2,625.0)	—	(2,625.0)
Purchase of noncontrolling interests and other	—	—	—	—	0.4	0.4	(1.5)	(1.1)
Balance, September 29, 2024	1,133.5	$1.1	$322.6	$(7,343.8)	$(428.8)	$(7,448.9)	$7.3	$(7,441.6)
Net earnings	—	—	—	1,856.4	—	1,856.4	0.3	1,856.7
Other comprehensive income/(loss)	—	—	—	—	(30.3)	(30.3)	(0.2)	(30.5)
Stock-based compensation expense	—	—	321.9	—	—	321.9	—	321.9
Exercise of stock options/vesting of RSUs	2.8	—	(63.0)	—	—	(63.0)	—	(63.0)
Sale of common stock	0.6	—	52.6	—	—	52.6	—	52.6
Repurchase of common stock(1)	—	—	—	—	—	—	—	—
Cash dividends declared, $2.45 per share	—	—	—	(2,785.0)	—	(2,785.0)	—	(2,785.0)
Purchase of noncontrolling interests and other	—	—	—	(0.1)	(0.2)	(0.3)	—	(0.3)
Balance, September 28, 2025	1,136.9	$1.1	$634.1	$(8,272.5)	$(459.3)	$(8,096.6)	$7.4	$(8,089.2)
Net earnings	—	—	—	2,526.7	—	2,526.7	(0.6)	2,526.1
Other comprehensive income/(loss)	—	—	—	—	371.9	371.9	0.5	372.4
Stock-based compensation expense	—	—	372.9	—	—	372.9	—	372.9
Exercise of stock options/vesting of RSUs	2.6	—	(52.6)	—	—	(52.6)	—	(52.6)
Sale of common stock	0.6	—	46.0	—	—	46.0	—	46.0
Repurchase of common stock(1)	—	—	—	—	—	—	—	—
Cash dividends declared, $2.49 per share	—	—	—	(2,837.9)	—	(2,837.9)	—	(2,837.9)
Purchase of noncontrolling interests and other	—	—	—	—	0.5	0.5	—	0.5
Balance, September 27, 2026	1,140.1	$1.1	$1,000.4	$(8,583.7)	$(86.9)	$(7,669.1)	$7.3	$(7,661.8)
(1) Includes excise tax on share repurchases.
See Notes to Consolidated Financial Statements.

STARBUCKS CORPORATION
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STARBUCKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years ended September 27, 2026, September 28, 2025, and September 29, 2024
Note 1: Summary of Significant Accounting Policies and Estimates
Description of Business
We purchase and roast high-quality coffees that we sell, along with handcrafted coffee, tea, and other beverages and a variety of high-quality food items through our company-operated coffeehouses. We also sell a variety of coffee and tea products and license our trademarks through other channels, such as licensed coffeehouses as well as grocery and foodservice through our Global Coffee Alliance with Nestlé S.A. (“Nestlé”). In addition to our flagship Starbucks Coffee® brand, we sell goods and services under the following brands: Teavana®, Ethos®, and Starbucks Reserve®.
In this Annual Report on Form 10-K (“10-K” or “Report”) for the fiscal year ended September 27, 2026 (“fiscal 2026”), Starbucks Corporation (together with its subsidiaries) is referred to as “Starbucks,” the “Company,” “we,” “us,” or “our.”
Segment information is prepared on the same basis that our ceo, who is our Chief Operating Decision Maker (“CODM”), manages the segments, evaluates financial results, and makes key operating decisions.
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
Fiscal Year End
Our fiscal year ends on the Sunday closest to September 30. Fiscal years 2026, 2025, and 2024 included 52 weeks.
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
Restructuring
In the fourth quarter of fiscal 2024, we announced our “Back to Starbucks” strategy, which was implemented with the goal to bring customers back to our coffeehouses and return to growth by revitalizing coffeehouses, enhancing the customer experience, and improving efficiency. As part of the Company’s “Back to Starbucks” strategy, the following restructuring plans were approved and executed.
Fiscal 2025 Restructuring Plans
In the second quarter of fiscal 2025, we announced and executed a fiscal 2025 restructuring plan to restructure our support organization in an effort to operate more efficiently, increase accountability, reduce complexity, and drive better integration, which resulted in a reduction in our support partner workforce.
In the fourth quarter of fiscal 2025, we announced and executed an additional fiscal 2025 restructuring plan involving the closure of coffeehouses and the further transformation of our support organization. We assessed our existing coffeehouse portfolio with respect to both whether coffeehouses had a viable path to offering the physical environment consistent with the brand and a clear path to financial performance, and we closed coffeehouses that did not meet these criteria.
Fiscal 2026 Restructuring Plans
In the second quarter of fiscal 2026, management approved and executed a fiscal 2026 restructuring plan to relocate certain functions of our support organization to an additional office in Nashville, Tennessee, with the intention to establish a more strategic presence in the Southeast region of the United States.

In the third quarter of fiscal 2026, we announced an additional fiscal 2026 restructuring plan focused on further transformation of our global support organization and non-retail facilities, as well as reducing the future operational complexity of our Starbucks Reserve and Roastery locations resulting in a reassessment and impairment of the associated asset group.
In the fourth quarter of fiscal 2026, we announced an additional fiscal 2026 restructuring plan involving the further closure of coffeehouses. As part of this plan, we conducted an additional assessment of our existing North America coffeehouse portfolio and closed, or plan to close, coffeehouses that did not deliver the coffeehouse experience and financial performance expected of the brand.
Refer to Note 18, Restructuring and Impairments, for further discussion.
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
In the first quarter of fiscal 2026, the Company announced an agreement to form a joint venture with Boyu Capital to operate Starbucks retail in China (the “disposal group”). During the first and second quarters of fiscal 2026, we classified the assets and liabilities of the disposal group as held for sale on the consolidated balance sheets, which required us to cease property, plant, and equipment depreciation and operating lease right-of-use (“ROU”) asset amortization of the related long-lived assets, resulting in reduced depreciation and amortization and coffeehouse operating expenses. We also changed our indefinite reinvestment assertions upon classification as held for sale, resulting in an increase in our income tax expense. No impairment was recorded upon the classification of the disposal group as held for sale.
On March 30, 2026, in the third quarter of fiscal 2026, the previously announced transaction closed, and as such, the disposal group was no longer classified as held for sale on the consolidated balance sheets. Refer to Note 2, Acquisitions and Divestitures, for further discussion.
Cash and Cash Equivalents
We consider all highly liquid instruments with maturities of three months or less at the time of purchase, as well as credit card receivables and third-party payment processing receivables for sales to customers in our company-operated coffeehouses that generally settle within two to five business days, to be cash equivalents. We maintain cash and cash equivalent balances with financial institutions that exceed federally-insured limits. We have not experienced any losses related to these balances, and we believe credit risk to be minimal.
Our cash management system provides for the funding of all major bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks are in excess of the cash balances at certain banks, which creates book overdrafts. Book overdrafts are presented as a current liability in accrued liabilities on our consolidated balance sheets.

Investments
Available-for-sale Debt Securities
Our short-term and long-term investments include investment-grade debt securities, all of which are classified as available-for-sale. Available-for-sale debt securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income. Available-for-sale debt securities with remaining maturities of less than one year and those identified by management at the time of purchase to be used to fund operations within one year are classified as short-term. All other available-for-sale debt securities are classified as long-term. We evaluate our available-for-sale debt securities for impairment on a quarterly basis. If we intend to sell a security, or will more likely than not be required to sell it before recovery of its amortized cost basis, we write the security down to fair value through interest income and other, net. Otherwise, credit-related impairment is recognized through an allowance for credit losses, limited to the amount by which fair value is less than amortized cost, with a corresponding charge to interest income and other, net. Impairment not recognized through the allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. Realized gains and losses are accounted for using the specific identification method. Purchases and sales are recorded on a trade date basis. Refer to Note 4, Fair Value Measurements, for further discussion.
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
We account for equity investments over which we do not have significant influence and that do not have readily determinable fair values at cost, adjusted for observable changes in price or impairment, as permitted by the measurement alternative. Investments for which the measurement alternative has been elected are assessed for impairment quarterly, or if a triggering event indicates impairment may be present. Any adjustments as a result of price changes or impairments are recorded in interest income and other, net on our consolidated statements of earnings. Refer to Note 6, Equity Investments, for further discussion.
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

Derivative Instruments
We manage our exposure to various risks within our consolidated financial statements according to a market price risk management policy. Under this policy, we may engage in transactions involving various derivative instruments to hedge interest rates, commodity prices, foreign currency-denominated revenue streams, inventory purchases, and assets, liabilities, and investments in certain foreign operations. In order to manage our exposure to these risks, we use various types of derivative instruments including forward contracts, commodity futures contracts, and swaps. Forward contracts and commodity futures contracts are agreements to buy or sell a quantity of a currency or commodity at a predetermined future date and at a predetermined rate or price. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets, and/or indices. We do not enter into derivative instruments for speculative purposes.
We record all derivatives on our consolidated balance sheets at fair value and typically do not offset derivative assets and liabilities. Cash flows from derivative financial instruments and the related gains and losses are classified as cash flows from operating activities on the consolidated statements of cash flows. Excluding interest rate hedging instruments and cross-currency swaps, we generally do not enter into derivative instruments with maturities longer than three years. We are allowed to net settle transactions with respective counterparties for certain derivative contracts, inclusive of interest rate swaps and foreign currency forwards, with a single, net amount payable by one party to the other. As of September 27, 2026, and September 28, 2025, cash collateral pledged as part of our commodity derivative margin requirements was $22.0 million and $37.9 million, respectively, and is included in prepaid expenses and other current assets on our consolidated balance sheets. The potential effects of netting arrangements with our derivative contracts, excluding the effects of collateral, would not have had a material impact on our consolidated balance sheets. We also hold cash and cash equivalents from various settled-to-market exchange traded futures related to coffee hedging.
By using these derivative instruments, we expose ourselves to potential credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. We minimize this credit risk by entering into transactions with carefully selected, credit-worthy counterparties and distribute contracts among several financial institutions to reduce the concentration of credit risk. We also enter into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. As of September 27, 2026, and September 28, 2025, cash collateral received under collateral security arrangements was $390.9 million and $187.0 million, respectively, and is included in other long-term liabilities on our consolidated balance sheets.
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
Derivatives Not Designated As Hedging Instruments
We also enter into certain foreign currency forward contracts, commodity futures contracts, and swaps that are not designated as hedging instruments for accounting purposes. The changes in the fair values of these contracts are immediately recognized in interest income and other, net, except for non-designated interest rate contracts, for which changes in fair value are recognized in interest expense on our consolidated statements of earnings.
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
For the fiscal year ended September 27, 2026, we did not observe a significant deterioration of our receivable portfolio that required a significant increase in our allowance for credit losses. As of September 27, 2026, and September 28, 2025, our allowance for credit losses was $29.1 million and $24.0 million, respectively.
Inventories
Inventories are stated at the lower of cost (primarily moving average cost) or net realizable value. We record inventory reserves for obsolete and slow-moving inventory and for estimated shrinkage between physical inventory counts. Inventory reserves are based on inventory obsolescence trends, historical experience, and application of the specific identification method. As of September 27, 2026, and September 28, 2025, inventory reserves were $58.1 million and $56.6 million, respectively.
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
The portion of depreciation expense related to production and distribution facilities is included in product and distribution costs on our consolidated statements of earnings. The costs of repairs and maintenance are expensed when incurred. Expenditures for refurbishments and improvements that provide additional future economic benefits by significantly enhancing an asset’s functionality, capacity, or useful life are capitalized. When assets are disposed of, whether through retirement or sale, the net gain or loss is recognized in net earnings. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value less estimated costs to sell.
We evaluate property, plant and equipment for impairment when facts and circumstances indicate that the carrying values of such assets may not be recoverable. When evaluating for impairment, we first compare the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated undiscounted future cash flows are less than the carrying value of the asset, we determine if we have an impairment loss by comparing the carrying value of the asset to the asset’s estimated fair value and recognize an impairment charge when the asset’s carrying value exceeds its estimated fair value. The fair value of the asset is estimated using a discounted cash flow model based on forecasted future revenues and operating costs, using internal projections. Property, plant and equipment assets and ROU assets related to the coffeehouse lease are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For company-operated coffeehouse assets, the impairment test is performed at the individual coffeehouse asset group level.
We recognized net disposition and impairment charges of $369.8 million, $595.3 million, and $94.0 million in fiscal 2026, 2025, and 2024, respectively. Included in these amounts, we recorded $66.0 million, $102.2 million, and $23.3 million of impairment losses within coffeehouse operating expenses on our consolidated statements of earnings during the fiscal years ended September 27, 2026, September 28, 2025, and September 29, 2024, respectively. Further, of the total net impairment and disposition charges recorded in fiscal 2026 and 2025, $259.5 million and $352.8 million, respectively, excluding impairment of ROU assets discussed further below, were restructuring-related and recorded in restructuring and impairments on our consolidated statements of earnings. See Note 18, Restructuring and Impairments, for further discussion. Unless it is restructuring-related, the nature of the underlying asset that is impaired or disposed of will determine the operating expense line on which the related impact is recorded on our consolidated statements of earnings.
Leases
The majority of our leases are operating leases for our company-operated retail coffeehouse locations. We also lease, among other things, roasting, distribution and warehouse facilities, and office space for corporate administrative purposes.
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
We recognize a ROU asset and lease liability for each operating and finance lease with a contractual term greater than 12 months at the time of lease commencement. We do not record leases with an initial term of 12 months or less on our consolidated balance sheets but continue to record rent expense on a straight-line basis over the lease term. We review contracts for identified assets where we have the right to direct the use of the asset and record those agreements as embedded leases on our consolidated balance sheets. Our leases often include options to extend or terminate at our sole discretion, which are included in the determination of lease term when they are reasonably certain to be exercised.
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
Total lease costs recorded as rent and other occupancy costs include fixed operating lease costs, variable lease costs, and short-term lease costs. Most of our real estate leases require we pay certain expenses, such as CAM costs, real estate taxes, and other executory costs, of which the fixed portion is included in operating lease costs. We recognize operating lease costs on a straight-line basis over the lease term. In addition to the above costs, variable lease costs also include amounts based on a percentage of gross sales in excess of specified levels, the costs of which are recognized when probable and are not included in determining the present value of our lease liability. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. A significant majority of our leases are related to our company-operated coffeehouses, and the related costs are recorded within coffeehouse operating expenses.
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
Additionally, we monitor for events or changes in circumstances that may require a reassessment of one of our leases and determine if a remeasurement is required. See Note 10, Leases, for additional details. For the fiscal years ended September 27, 2026 and September 28, 2025, total lease costs of $309.0 million and $239.3 million, respectively, were recorded in restructuring and impairments on the consolidated statements of earnings. Lease costs associated with our restructuring efforts primarily relate to the impairment of ROU assets and the closure of certain Starbucks company-operated coffeehouses and non-retail office locations. See Note 18, Restructuring and Impairments, for further discussion.
Goodwill
We evaluate goodwill for impairment annually during our third fiscal quarter, or more frequently if an event occurs or circumstances change, such as material deterioration in performance or a significant number of coffeehouse closures, indicating that the carrying value of our goodwill may not be recoverable. When evaluating goodwill for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, we calculate the estimated fair value of the reporting unit. Fair value is typically calculated using a discounted cash flow model. For certain reporting units, where deemed appropriate, we may also utilize a market approach for estimating fair value. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value.
As part of our ongoing operations, we may close certain coffeehouses within a reporting unit containing goodwill due to underperformance of the coffeehouse or inability to renew our lease, among other reasons. We may abandon certain assets associated with a closed coffeehouse, including leasehold improvements and other non-transferable assets. When a portion of a reporting unit that constitutes a business is to be disposed of, goodwill associated with the business is included in the carrying amount of the business in determining any loss on disposal. Our evaluation of whether the portion of a reporting unit being disposed of constitutes a business occurs on the date of abandonment. Although an operating coffeehouse meets the accounting definition of a business prior to abandonment, it does not constitute a business on the closure date because the remaining assets on that date do not constitute an integrated set of activities (substantive processes) and assets that are capable of being managed for the purpose of providing a return to investors. As a result, when closing individual coffeehouses, we do not include goodwill in the calculation of any loss on disposal of the related assets.
There were no significant goodwill impairment charges recorded during fiscal 2026, fiscal 2025, and fiscal 2024. See Note 8, Other Intangible Assets and Goodwill, for further information.
Other Intangible Assets
Other intangible assets include finite-lived intangible assets, which mainly consist of trade names, acquired and reacquired rights, trade secrets, licensing agreements, contract-based patents, and copyrights. These assets are amortized over their estimated useful lives and are tested for impairment using a similar methodology to our property, plant and equipment, as described above.
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
There were no significant other intangible asset impairment charges recorded during fiscal years 2026, 2025, and 2024. See Note 8, Other Intangible Assets and Goodwill, for further information.
Insurance Reserves
We use a combination of insurance and self-insurance mechanisms, including a wholly-owned captive insurance entity and participation in a reinsurance treaty, to provide for the potential liabilities for certain risks, including general liability, workers’ compensation, healthcare benefits, and property insurance. Liabilities associated with the risks that are retained by us are not discounted and are estimated, in part, by considering historical claims experience, demographics, exposure and severity factors, and other actuarial assumptions.
Revenue Recognition
Consolidated revenues are presented net of discounts, returns, allowances, and sales incentives, including coupon redemptions and rebates. Transactions between consolidated entities are eliminated. For licensees accounted for under the equity method, licensed coffeehouse revenues include product sales to, and royalty and other fees from, those licensees proportionate to the joint venture partner's ownership interest.
Company-operated Coffeehouse Revenues
Company-operated coffeehouse revenues are recognized when payment is tendered at the point-of-sale as the performance obligation has been satisfied. For products sold via delivery platforms, contractual terms are evaluated for each service provider to determine gross versus net presentation, and revenues are also recognized when control of products are transferred to the customers. Delivery service fees were immaterial in the periods presented. Company-operated coffeehouse revenues are reported excluding sales, use, or other transaction taxes that are collected from customers and remitted to taxing authorities.
Licensed Coffeehouse Revenues
Licensed coffeehouse revenues consist of product and equipment sales, royalties, and other fees paid by licensees using the Starbucks brand. Sales of coffee, tea, food, and related products are generally recognized upon shipment to licensees, depending on contract terms. Shipping charges billed to licensees are also recognized as revenue, and the related shipping costs are included in product and distribution costs on our consolidated statements of earnings.
We consider pre-opening services, including site evaluation and selection, coffeehouse architecture, design and development, and operational training, to be performance obligations that are separate from the license to operate under the Starbucks brand. These services provide distinct value to our licensees, including business and industry insight and knowledge that transfers value apart from the license. Revenues associated with pre-opening services are recognized upon completion of the related performance obligations, generally when a coffeehouse is opened. Royalty revenues are recognized based upon a percentage of reported sales, and other continuing fees, such as marketing and service fees, are recognized as the performance obligations are met.
Stored Value Cards
Stored value cards can be activated through various channels, including at our company-operated and most licensed coffeehouse locations, online at Starbucks.com, or via mobile devices held by our customers and at certain other third-party websites and locations, such as grocery stores, although they cannot be reloaded at these third-party websites or locations. Amounts loaded onto stored value cards are initially recorded as deferred revenue and recognized as revenue upon redemption. Historically, the majority of stored value cards are redeemed within one year.
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
Breakage is recognized as company-operated coffeehouses and licensed coffeehouses revenue within the consolidated statements of earnings. For the fiscal years ended September 27, 2026, September 28, 2025, and September 29, 2024, we recognized breakage revenue of $198.2 million, $200.4 million, and $187.6 million in company-operated coffeehouse revenues, respectively, and $24.0 million, $22.0 million, and $20.0 million in licensed coffeehouse revenues, respectively.
Loyalty Program
Customers in the U.S., Canada, and certain other countries who register their stored value card are automatically enrolled in the Starbucks Rewards program, which is primarily a spend-based loyalty program. They earn loyalty points (“Stars”) in a variety of ways, including with each purchase at participating Starbucks coffeehouses. Starbucks Rewards members can earn Stars by paying with cash, credit or debit cards, or selected mobile wallets at company-operated and certain participating licensed coffeehouses in the U.S. and Canada. After accumulating a certain number of Stars, the customer earns a reward that can be redeemed for free product that, regardless of where the related Stars were earned within that country, will be honored at company-operated coffeehouses and certain participating licensed coffeehouse locations in that same country.
We defer revenue associated with the estimated selling price of Stars earned by Starbucks Rewards members towards free products as each Star is earned and a corresponding liability is established in deferred revenue. This deferral is based on the estimated value of the product for which the reward is expected to be redeemed, net of estimated unredeemed Stars. In North

America, Star expiration is based on Starbucks Rewards membership tier. Green level member Stars expire after six months with option to extend expiration by one month with qualifying monthly activity; Gold and Reserve level members are eligible for non-expiring Stars. In other markets, Stars generally expire between twelve and twenty-four months after being earned.
When a customer redeems an earned reward, we recognize revenue for the redeemed product and reduce the related deferred revenue.
Other Revenues
Other revenues primarily include royalty revenues, sales of packaged coffee and tea, and a variety of ready-to-drink beverages and single-serve coffee and tea products to customers outside of our company-operated and licensed coffeehouses. Sales of these products are generally recognized upon shipment to customers, depending on contract terms.
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
Product and Distribution Costs
Product and distribution costs primarily include expenses related to raw materials, purchased goods, packaging, delivery, and tariff impacts, along with operational costs of our supply chain organization. This encompasses wages, benefits, occupancy costs, and depreciation associated with sourcing, procuring, manufacturing, warehousing, and transportation of products sold at our company-operated and licensed coffeehouses, as well as through Channel Development and our other businesses. Additionally, it includes costs related to inventory and supply chain asset impairments.
Coffeehouse Operating Expenses
Coffeehouse operating expenses consist of costs incurred in our company-operated coffeehouses, primarily wages and benefits related to coffeehouse partners (employees), occupancy costs, marketing, delivery commissions, and other costs that directly support the operation and sales-related activities of those coffeehouses.
General and Administrative Expenses
General and administrative expenses primarily consist of wages and benefits, professional service fees, and occupancy costs for corporate headquarters and regional offices that support our corporate functions.
Advertising
We expense most advertising costs as they are incurred, except for certain production costs that are expensed the first time the advertising takes place. Advertising expenses totaled $794.3 million, $869.5 million, and $597.3 million in fiscal 2026, 2025, and 2024, respectively.
Coffeehouse Preopening Expenses
Costs incurred in connection with the start-up and promotion of new company-operated coffeehouse openings are expensed as incurred.
Asset Retirement Obligations
We recognize a liability for the fair value of required asset retirement obligations (“ARO”) when such obligations are incurred. Our AROs are primarily associated with leasehold improvements, which, at the end of a lease, we are contractually obligated to remove to comply with the lease agreement. At the inception of a lease with such conditions, we record an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. We estimate the liability using a number of assumptions, including coffeehouse closing costs, cost inflation rates, and discount rates, and accrete the liability to its projected future value over time. The capitalized asset is depreciated using the same depreciation convention as leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as a gain or loss in coffeehouse operating expenses on our consolidated statements of earnings.

As of September 27, 2026, and September 28, 2025, our net ARO assets included in property, plant and equipment were $19.2 million and $25.5 million, respectively, and our net ARO liabilities included in other long-term liabilities were $102.4 million and $126.3 million, respectively.
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
We record stock-based compensation expense based on the fair value of stock awards at the grant date and recognize the expense over the related service period following a graded vesting expense schedule. Expense for performance-based RSUs is recognized when it is probable the performance goal will be achieved. Performance goals are determined by the Board and may include measures such as earnings per share, comparable coffeehouse sales, operating income, return on invested capital, total shareholder return, operating expense savings, and metrics focused on achievement of key components of the “Back to Starbucks” strategy.
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
In the fourth quarter of fiscal 2026, we adopted the FASB issued guidance expanding disclosure requirements related to income taxes on a prospective basis. The amendments require enhanced jurisdictional disclosure for the income tax rate reconciliation and related to cash income taxes paid. Additionally, certain disclosures related to unrecognized tax benefits and indefinite reinvestment assertions were removed. The adoption of this guidance did not have a material impact on our consolidated financial statements. Refer to Note 14, Income Taxes, for our annual income tax disclosures including enhancements as a result of the amendments.
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
Under the agreement, Boyu Capital acquired a 60% interest in Starbucks retail operations in China based on a cash-free, debt-free mutually agreed-upon total enterprise value of approximately $4 billion. The transaction was partially financed with debt issued by the newly formed joint venture and we received total consideration with respect to the transaction of $3.1 billion, inclusive of our share of the debt proceeds. We retained a 40% interest of approximately $1.2 billion, accounted for under the equity method of accounting. Our carrying value of the retained investment includes the impact of debt raised by the joint venture in conjunction with the transaction. The Company derecognized net assets with a carrying value of $3.4 billion, and reclassified approximately $282.8 million of cumulative translation adjustment (“CTA”) losses and net investment hedge losses of $99.7 million from accumulated other comprehensive income into earnings. As a result, we recognized a pre-tax gain of $536.3 million in the third quarter of fiscal 2026, which was included in net gain resulting from divestiture of certain operations on our consolidated statements of earnings.
Total incremental income tax expense associated with the divestiture gain is approximately $199.5 million, of which approximately $147.8 million was recognized in the third quarter of fiscal 2026, with the remainder recognized in the fourth quarter of fiscal 2026. The income tax expense is a component of the estimated annual effective tax rate and, accordingly, is recognized in proportion to year-to-date ordinary pre-tax income. We also recognized transaction and transition costs of approximately $79.3 million for the year ended September 27, 2026, which was included in general and administrative expenses on our consolidated statements of earnings.
Upon completion of the divestiture, the disposal group was deconsolidated from our financial statements and 7,991 company-operated coffeehouses previously included in the disposal group were converted to licensed coffeehouses within our International segment. We will continue to own and license the Starbucks brand and intellectual property to the joint venture.
We transitioned from recording revenues and expenses of the disposal group to recording our share of income from the joint venture, recognized as income from equity investees under the equity method of accounting, and recording revenues related to product sales to, and royalty revenues from, the joint venture. Refer to Note 6, Equity Investments, for further discussion.
Fiscal 2025
On October 14, 2024, we acquired a 100% ownership interest in 23.5 Degrees Topco Limited, a U.K. licensed business partner, to expand our portfolio of company-operated coffeehouses and enhance the coffeehouse experience for customers. The acquisition converted 113 licensed coffeehouses to company-operated coffeehouses within our International operating segment.
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
Commodities
Depending on market conditions, we may enter into coffee forward contracts and futures contracts to hedge anticipated cash flows under our price-to-be-fixed green coffee contracts, which are described further in Note 5, Inventories, or our longer-dated forecasted coffee demand where underlying fixed price and price-to-be-fixed contracts are not yet available. The resulting gains and losses are recorded in AOCI and are subsequently reclassified to product and distribution costs when the hedged exposure affects net earnings.
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
To mitigate the price uncertainty of a portion of our future purchases, including diesel fuel and other commodities, we enter into swap and futures contracts that are not designated as hedging instruments. The resulting gains and losses are recorded in interest income and other, net to help offset price fluctuations on our beverage, food, packaging, and transportation costs, which are included in product and distribution costs on our consolidated statements of earnings.

Gains and losses on derivative contracts and foreign currency-denominated debt designated as hedging instruments included in AOCI and expected to be reclassified into earnings within 12 months, net of tax (in millions):

	Net Gains/(Losses) Included in AOCI			Net Gains/(Losses) Expected to be Reclassified from AOCI into Earnings within 12 Months	Outstanding Contract/Debt Remaining Maturity (Months)
	Sep 27, 2026	Sep 28, 2025	Sep 29, 2024
Cash Flow Hedges:
Coffee	$14.7	$23.3	$60.1	$14.7	6
Cross-currency swaps	—	—	0.5	—	0
Dairy	—	—	2.0	—	0
Foreign currency - other	11.5	19.0	11.5	9.8	33
Interest rates	2.7	(1.4)	(3.6)	(3.3)	0
Net Investment Hedges:
Cross-currency swaps	266.0	206.2	96.5		90
Foreign currency	17.2	16.0	16.0		0
Foreign currency debt	135.2	135.2	135.2		0
Pre-tax gains and losses on derivative contracts and foreign currency-denominated long-term debt designated as hedging instruments recognized in OCI and reclassifications from AOCI to earnings (in millions):

	Year Ended
	Gains/(Losses) Recognized in OCI Before Reclassifications			Gains/(Losses) Reclassified from AOCI to Earnings			Location of gain/(loss)
	Sep 27, 2026	Sep 28, 2025	Sep 29, 2024	Sep 27, 2026	Sep 28, 2025	Sep 29, 2024
Cash Flow Hedges:
Coffee	$7.1	$40.4	$100.8	$17.1	$86.5	$(61.2)	Product and distribution costs
Cross-currency swaps	—	0.9	2.7	—	—	1.4	Interest expense
				—	1.4	0.1	Interest income and other, net
Dairy	—	(1.3)	1.3	—	1.4	(3.8)	Product and distribution costs
Foreign currency - other	18.2	41.4	1.2	22.7	22.5	28.2	Licensed coffeehouses revenues
				5.8	9.1	10.0	Product and distribution costs
				(0.1)	—	—	Income from equity investees
Interest rates	—	(1.3)	—	(5.6)	(4.1)	(4.0)	Interest expense
Net Investment Hedges:
Cross-currency swaps (1)	60.8	255.9	62.0	78.8	109.0	49.6	Interest expense
				(98.1)	—	—	Net gain resulting from divestiture of certain operations (2)
Foreign currency	—	—	—	(1.6)	—	—	Net gain resulting from divestiture of certain operations (2)
Foreign currency debt	—	—	(6.3)	—	—	—
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

Pre-tax gains and losses on non-designated derivatives and designated fair value hedging instruments and the related fair value hedged item recognized in earnings (in millions):

		Gains/(Losses) Recognized in Earnings
	Location of gain/(loss) recognized in earnings	Year Ended
		Sep 27, 2026	Sep 28, 2025	Sep 29, 2024
Non-Designated Derivatives:
Dairy	Interest income and other, net	$—	$0.1	$(0.1)
Cross-currency swaps	Interest income and other, net	(2.0)	—	—
Diesel fuel and other commodities	Interest income and other, net	—	0.1	(1.9)
Foreign currency - other	Interest income and other, net	1.9	2.4	0.1
Interest Rates	Interest expense	(2.0)	—	—
Fair Value Hedges:
Interest rate swaps	Interest expense	(12.3)	(7.1)	9.9
Long-term debt (hedged item)	Interest expense	5.9	(2.0)	(22.3)

Notional amounts of outstanding derivative contracts (in millions):

	Sep 27, 2026	Sep 28, 2025
Coffee	$147	$387
Cross-currency swaps(1)	1,697	4,197
Diesel fuel and other commodities	—	2
Foreign currency - other	1,025	930
Interest rate swaps	350	350
(1) The reduction in hedged notional reflects the maturity and early termination of net investment hedges in the second quarter of fiscal 2026 related to the divestiture of Starbucks retail operations in China. The net investment hedge losses accumulated in AOCI were reclassified from AOCI to earnings in the third quarter of fiscal 2026 consistent with the timing of the transaction closing.

Fair value of outstanding derivative contracts (in millions) including the location of the asset and/or liability on the consolidated balance sheets:

		Derivative Assets
	Balance Sheet Location	Sep 27, 2026	Sep 28, 2025
Designated Derivative Instruments(1):
Cross-currency swaps	Other long-term assets	$348.7	$271.9
Foreign currency - other	Prepaid expenses and other current assets	15.3	13.0
	Other long-term assets	5.3	6.7
Non-designated Derivative Instruments:
Diesel fuel and other commodities	Prepaid expenses and other current assets	—	0.1
Foreign currency	Prepaid expenses and other current assets	3.3	2.7
	Other long-term assets	0.2	—
		Derivative Liabilities
	Balance Sheet Location	Sep 27, 2026	Sep 28, 2025
Designated Derivative Instruments:
Cross-currency swaps	Accrued liabilities	$—	$5.8
	Other long-term liabilities	—	3.5
Foreign currency - other	Accrued liabilities	2.2	0.2
	Other long-term liabilities	4.0	0.2
Interest rate swaps	Other long-term liabilities	22.4	17.0
Non-designated Derivative Instruments:
Foreign currency	Accrued liabilities	1.0	1.1
	Other long-term liabilities	—	0.2
(1) We also hold cash and cash equivalents from various settled-to-market exchange traded futures related to coffee hedging.
The following amounts were recorded on the consolidated balance sheets related to fixed-to-floating interest rate swaps designated in fair value hedging relationships (in millions):

	Carrying amount of hedged item		Cumulative amount of fair value hedging adjustment included in the carrying amount
	Sep 27, 2026	Sep 28, 2025	Sep 27, 2026	Sep 28, 2025
Location on the balance sheet
Long-term debt	$328.3	$334.1	$(21.7)	$(15.9)
Additional disclosures related to cash flow gains and losses included in AOCI, as well as subsequent reclassifications to earnings, are included in Note 12, Equity.

Note 4:    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	Balance at Sep 27, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,679.9	$3,679.9	$—	$—
Short-term investments:
Available-for-sale debt securities:
Corporate debt securities	49.6	—	36.8	12.8
Mortgage and other asset-backed securities	2.3	—	2.3	—
State and local government obligations	2.7	—	2.7	—
U.S. government treasury securities	16.2	16.2	—	—
Total available-for-sale debt securities	70.8	16.2	41.8	12.8
Marketable equity securities	113.5	113.5	—	—
Total short-term investments	184.3	129.7	41.8	12.8
Prepaid expenses and other current assets:
Derivative assets	18.6	—	18.6	—
Long-term investments:
Available-for-sale debt securities:
Corporate debt securities	152.7	—	123.0	29.7
Mortgage and other asset-backed securities	69.9	—	69.9	—
U.S. government treasury securities	86.9	86.9	—	—
Total available-for-sale debt securities	309.5	86.9	192.9	29.7
Total long-term investments	309.5	86.9	192.9	29.7
Other long-term assets:
Derivative assets	354.2	—	354.2	—
Total assets	$4,546.5	$3,896.5	$607.5	$42.5
Liabilities:
Accrued liabilities:
Derivative liabilities	$3.2	$—	$3.2	$—
Other long-term liabilities:
Derivative liabilities	26.4	—	26.4	—
Total liabilities	$29.6	$—	$29.6	$—

		Fair Value Measurements at Reporting Date Using
	Balance at Sep 28, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,219.8	$3,219.8	$—	$—
Short-term investments:
Available-for-sale debt securities
Corporate debt securities	67.8	—	55.9	11.9
Mortgage and other asset-backed securities	0.4	—	0.4	—
State and local government obligations	1.1	—	1.1	—
U.S. government treasury securities	82.6	82.6	—	—
Total available-for-sale debt securities	151.9	82.6	57.4	11.9
Marketable equity securities	95.3	95.3	—	—
Total short-term investments	247.2	177.9	57.4	11.9
Prepaid expenses and other current assets:
Derivative assets	15.9	—	15.9	—
Long-term investments:
Available-for-sale debt securities
Corporate debt securities	132.2	—	105.5	26.7
Mortgage and other asset-backed securities	75.7	—	75.7	—
State and local government obligations	2.7	—	2.7	—
U.S. government treasury securities	36.3	36.3	—	—
Total available-for-sale debt securities	246.9	36.3	183.9	26.7
Total long-term investments	246.9	36.3	183.9	26.7
Other long-term assets:
Derivative assets	278.6	—	278.6	—
Total assets	$4,008.4	$3,434.0	$535.8	$38.6
Liabilities:
Accrued liabilities:
Derivative liabilities	$7.1	$—	$7.1	$—
Other long-term liabilities:
Derivative liabilities	20.9	—	20.9	—
Total liabilities	$28.0	$—	$28.0	$—
There were no material transfers between levels, and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.
Available-for-sale Debt Securities
The majority of long-term investments mature within 5 years. Proceeds from sales of securities and realized gains and losses were not material for fiscal years 2026, 2025, and 2024. Gross unrealized holding gains and losses were not material as of September 27, 2026, September 28, 2025, and September 29, 2024.

Marketable Equity Securities
Marketable equity securities include equity mutual funds and exchange-traded funds. Our marketable equity securities portfolio approximates a portion of our liability under our MDCP, a defined contribution plan. Our MDCP liability was $102.0 million and $115.6 million as of September 27, 2026, and September 28, 2025, respectively. The changes in net unrealized holding gains and losses in the marketable equity securities portfolio included in earnings for fiscal 2026, 2025, and 2024 were not material. Gross unrealized holding gains and losses on marketable equity securities were not material as of September 27, 2026, and September 28, 2025.
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
We recognized impairments during fiscal years ended September 27, 2026, September 28, 2025, and September 29, 2024. See Note 1, Summary of Significant Accounting Policies and Estimates, and Note 18, Restructuring and Impairments, for additional discussion of these impairments.
Fair Value of Other Financial Instruments
The estimated fair value of our long-term debt based on the quoted market price (Level 2) is included at Note 9, Debt. There were no material fair value adjustments during the fiscal years ended September 27, 2026, September 28, 2025, and September 29, 2024.
Note 5:    Inventories (in millions)

	Sep 27, 2026(1)	Sep 28, 2025
Coffee:
Unroasted	$897.8	$911.2
Roasted	370.2	342.0
Other merchandise held for sale (2)	418.1	399.7
Packaging and other supplies	557.3	532.7
Total	$2,243.4	$2,185.6
(1)Balances exclude Starbucks retail operations in China that were divested during the third quarter of fiscal 2026.
(2)“Other merchandise held for sale” includes, among other items, food, serveware, and tea. Inventory levels vary due to seasonality, commodity market supply, and price fluctuations.
As of September 27, 2026, we had committed to purchasing green coffee totaling $279.6 million under fixed-price contracts and an estimated $533.9 million under price-to-be-fixed contracts. A portion of our price-to-be-fixed contracts are effectively fixed through the use of futures. See Note 3, Derivative Financial Instruments, for further discussion. Price-to-be-fixed contracts are purchase commitments whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore the price, at which the base “C” coffee commodity price component will be fixed has not yet been established. For most contracts, either Starbucks or the seller has the option to “fix” the base “C” coffee commodity price prior to the delivery date. For other contracts, Starbucks and the seller may agree upon pricing parameters determined by the base “C” coffee commodity price. Until prices are fixed, we estimate the total cost of these purchase commitments. We believe, based on established relationships with our suppliers and continuous monitoring, the risk of non-delivery on these purchase commitments is remote.

Note 6:    Equity Investments (in millions)

	Sep 27, 2026	Sep 28, 2025
Equity method investments	$1,761.3	$418.9
Other investments	22.8	47.3
Total	$1,784.1	$466.2
Equity Method Investments
On March 30, 2026, we completed the divestiture of Starbucks retail operations in China. Under the agreement, Boyu Capital acquired a 60% interest in Starbucks retail operations in China and Starbucks retained a 40% ownership interest in Starbucks Coffee (Cayman) Holdings Limited (China), with a carrying value of $1.2 billion as of September 27, 2026. As of September 27, 2026 and September 28, 2025, we had a 50% ownership interest in Tata Starbucks Limited (India), with a carrying value of $32.1 million and $39.3 million, respectively. Tata Starbucks Limited (India) and Starbucks Coffee (Cayman) Holdings Limited (China) operate licensed Starbucks® retail coffeehouses.
Additionally, we license the rights to produce and distribute Starbucks-branded products to our 50% owned joint venture, The North American Coffee Partnership with the Pepsi-Cola Company, which develops and distributes bottled Starbucks® beverages, including Frappuccino coffee drinks, Starbucks Doubleshot espresso drinks, Starbucks® Iced Espresso Classics, and Starbucks® Iced Coffee. As of September 27, 2026 and September 28, 2025, the carrying value of this investment was $162.0 million and $74.0 million, respectively.
Our share of income and losses from our equity method investments is included in income from equity investees on our consolidated statements of earnings. Also included in this line item is our proportionate share of gross profit resulting from coffee and other product sales to, and royalty and license fee revenues generated from, equity investees. Revenues generated from these entities were $191.4 million, $58.1 million, and $62.6 million in fiscal 2026, 2025, and 2024, respectively. Related product and distribution costs were $115.3 million, $57.7 million, and $58.6 million in fiscal 2026, 2025, and 2024, respectively. As of September 27, 2026, and September 28, 2025, there were $60.1 million and $17.3 million of accounts receivable from equity investees, respectively, on our consolidated balance sheets, primarily related to product sales and royalty revenues.
We also hold minority equity interests in other entities to support our corporate and investment strategies, which are not core to our business, including our limited partnership interest in Valor Siren Ventures I L.P. and Valor Siren Ventures II L.P, which are private equity funds investing in technologies, products, and solutions relating to food or retail. The total carrying value of these investments was $281.6 million and $242.4 million, as of September 27, 2026 and September 28, 2025, respectively. Our share of income and losses from these private equity interests is included in interest income and other, net on our consolidated statements of earnings. The related financial statement activities were not material during the periods presented.
Summarized combined financial information of our core and non-core equity method investees, which represent 100% of the investees’ financial information (in millions):

	Sep 27, 2026	Sep 28, 2025
Current assets	$1,265.0	$372.2
Noncurrent assets	7,146.2	1,339.9
Current liabilities	1,077.9	247.8
Noncurrent liabilities	2,334.2	8.0

	Year Ended
	Sep 27, 2026	Sep 28, 2025	Sep 29, 2024
Net revenues	$3,414.4	$1,725.1	$1,841.8
Operating income	471.8	482.9	544.1
Net earnings	827.6	614.6	635.6
Other Investments
We have equity interests in entities that develop and operate Starbucks licensed coffeehouses in several global markets, as well as in companies that support our strategic initiatives. We do not have significant influence over these entities, and their fair values are not readily determinable. Therefore, we elected to measure these investments at cost with adjustments for observable changes in price or impairment.

Note 7:    Supplemental Balance Sheets and Statements of Earnings Information (in millions)
Property, Plant and Equipment, net

	Sep 27, 2026(1)	Sep 28, 2025
Land	$59.5	$54.9
Buildings	670.2	673.7
Leasehold improvements	10,345.8	11,762.4
Coffeehouse equipment	3,502.1	3,963.6
Roasting equipment	979.4	982.2
Capitalized software	1,039.1	1,177.7
Furniture, fixtures and other	727.5	893.9
Work in progress	314.2	334.3
Property, plant and equipment, gross	17,637.8	19,842.7
Accumulated depreciation	(10,693.7)	(11,349.2)
Property, plant and equipment, net	$6,944.1	$8,493.5
(1)Balances exclude Starbucks retail operations in China that were divested in the third quarter of fiscal 2026.
Accrued Liabilities

	Sep 27, 2026(1)	Sep 28, 2025
Accrued occupancy costs	$73.4	$89.5
Accrued dividends payable	718.2	704.8
Accrued capital and other operating expenditures	750.7	897.0
Insurance reserves	458.3	282.3
Income taxes payable	476.1	150.3
Accrued business taxes	275.6	235.8
Total accrued liabilities	$2,752.3	$2,359.7
(1)Balances exclude Starbucks retail operations in China that were divested in the third quarter of fiscal 2026.
Coffeehouse Operating Expenses

	Year Ended
	Sep 27, 2026	Sep 28, 2025	Sep 29, 2024
Wages and benefits	$10,195.0	$9,862.4	$8,828.6
Occupancy costs	3,013.9	3,318.6	3,050.6
Other expenses	3,980.9	3,877.9	3,407.3
Total coffeehouse operating expenses	$17,189.8	$17,058.9	$15,286.5

Note 8:    Other Intangible Assets and Goodwill
Indefinite-Lived Intangible Assets

(in millions)	Sep 27, 2026	Sep 28, 2025
Trade names, trademarks, and patents	$79.5	$79.5
Finite-Lived Intangible Assets

	Sep 27, 2026			Sep 28, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired and reacquired rights (1)	$311.9	$(237.0)	$74.9	$1,053.9	$(974.9)	$79.0
Acquired trade secrets and processes	27.6	(27.6)	—	27.6	(27.6)	—
Trade names, trademarks, and patents	146.5	(131.3)	15.2	131.2	(122.9)	8.3
Licensing agreements	12.3	(12.3)	—	13.0	(13.0)	—
Other finite-lived intangible assets	2.3	(2.3)	—	20.5	(20.5)	—
Total finite-lived intangible assets	$500.6	$(410.5)	$90.1	$1,246.2	$(1,158.9)	$87.3
(1)The decrease in acquired and reacquired rights was a result of divesting Starbucks retail operations in China in the third quarter of fiscal 2026.
Amortization expense for finite-lived intangible assets was $8.4 million, $17.6 million, and $20.4 million during fiscal 2026, 2025, and 2024, respectively.
Estimated future amortization expense as of September 27, 2026 (in millions):

Fiscal Year
2027	$12.0
2028	8.2
2029	4.8
2030	4.7
2031	4.5
Thereafter	55.9
Total estimated future amortization expense	$90.1
Goodwill
Changes in the carrying amount of goodwill by reportable operating segment (in millions):

	North America	International	Channel Development	Corporate and Other	Total
Goodwill balance at September 29, 2024	$491.5	$2,788.5	$34.7	$1.0	$3,315.7
Acquisition (1)	—	105.7	—	—	105.7
Other (2)	(0.9)	(51.6)	—	—	(52.5)
Goodwill balance at September 28, 2025	490.6	2,842.6	34.7	1.0	3,368.9
Divestiture (3)	—	(2,146.3)	—	(1.0)	(2,147.3)
Other (2)	(0.4)	28.0	—	—	27.6
Goodwill balance at September 27, 2026	$490.2	$724.3	$34.7	$—	$1,249.2
(1)Additions to goodwill include the acquisition of 23.5 Degrees Topco Limited in the first quarter of fiscal 2025.
(2)“Other” consists primarily of changes in the goodwill balance resulting from foreign currency translation.
(3)The decrease in the International segment was a result of divesting Starbucks retail operations in China in the third quarter of fiscal 2026.

During the fiscal year ended September 27, 2026, we completed our annual goodwill impairment analysis. The results of our analysis indicated significant excess fair values over carrying values across all reporting units with material goodwill balances, and therefore no significant goodwill impairment charges were recorded, consistent with the fiscal year ended September 28, 2025.
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
The 2025 credit facility contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio, which measures our ability to cover financing expenses. As of September 27, 2026, we were in compliance with all applicable covenants. No amounts were outstanding under our 2025 credit facility as of September 27, 2026, or September 28, 2025.
Short-term Debt
Under our commercial paper program, we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $3.0 billion, with individual maturities that may vary but not exceed 397 days from the date of issue. Amounts outstanding under the commercial paper program are required to be backstopped by available commitments under our 2025 credit facility. The proceeds from borrowings under our commercial paper program may be used for working capital needs, capital expenditures, and other corporate purposes, including, but not limited to, business expansion, payment of cash dividends on our common stock, and share repurchases. We had no borrowings outstanding under our commercial paper program as of September 27, 2026, and September 28, 2025. Our total available contractual borrowing capacity for general corporate purposes was $3.0 billion as of September 27, 2026.
Additionally, we hold the following Japanese yen-denominated credit facilities that are available for working capital needs and capital expenditures within our Japanese market:
•A ¥5.0 billion, or $31.5 million, credit facility is currently set to mature on December 30, 2026. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.400%.
•A ¥10.0 billion, or $62.9 million, credit facility is currently set to mature on March 27, 2027. Borrowings under this credit facility are subject to terms defined within the facility and will bear interest at a variable rate based on TIBOR plus an applicable margin of 0.300%.
As of September 27, 2026 and September 28, 2025, we had no borrowings outstanding under these credit facilities.
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
•$273.5 million of the $750.0 million, 4.500% Senior Notes (the “May 2028 notes”)
•$321.8 million of the $500.0 million, 4.800% Senior Notes (the “May 2030 notes”)
•$110.4 million of the $500.0 million, 5.000% Senior Notes (the “February 2034 notes”)
•$410.2 million of the $500.0 million, 5.400% Senior Notes (the “May 2035 notes”)

•$200.0 million of the $1.0 billion, 4.500% Senior Notes (the “November 2048 notes”)
In connection with the repurchases, the Company recognized an immaterial gain on partial extinguishment of debt in the third quarter of fiscal 2026, which is included in Interest income and other, net in the consolidated statements of earnings. In determining the value of the gain, the Company expensed the proportional amount of the related unamortized discount, premium, and debt issuance costs attributable to the repurchased notes.
Components of long-term debt including the associated interest rates and related estimated fair values by calendar maturity (in millions, except interest rates):

	Sep 27, 2026		Sep 28, 2025		Stated Interest Rate	Effective Interest Rate (1)
Issuance	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
February 2026 notes	$—	$—	$1,000.0	$1,001.7	4.750%	4.788%
June 2026 notes	—	—	500.0	494.0	2.450%	2.511%
February 2027 notes	1,000.0	999.9	1,000.0	1,009.8	4.850%	4.958%
March 2027 notes	500.0	494.3	500.0	484.7	2.000%	2.058%
March 2028 notes	600.0	585.9	600.0	591.9	3.500%	3.529%
May 2028 notes	476.5	471.8	750.0	757.1	4.500%	4.719%
November 2028 notes	750.0	731.9	750.0	747.9	4.000%	3.958%
August 2029 notes(2)	1,000.0	953.7	1,000.0	978.5	3.550%	3.840%
March 2030 notes	750.0	674.5	750.0	687.8	2.250%	3.084%
May 2030 notes	178.2	173.6	500.0	510.2	4.800%	4.932%
November 2030 notes	1,250.0	1,116.0	1,250.0	1,145.9	2.550%	2.582%
February 2031 notes	500.0	489.7	500.0	514.2	4.900%	5.046%
February 2032 notes	1,000.0	885.4	1,000.0	918.1	3.000%	3.155%
February 2033 notes	500.0	476.8	500.0	505.7	4.800%	3.798%
February 2034 notes	389.6	373.3	500.0	509.9	5.000%	5.127%
May 2035 notes	89.8	87.0	500.0	516.6	5.400%	5.510%
June 2045 notes	350.0	270.2	350.0	292.1	4.300%	4.348%
December 2047 notes	500.0	345.8	500.0	378.0	3.750%	3.765%
November 2048 notes	800.0	615.8	1,000.0	849.6	4.500%	4.504%
August 2049 notes	1,000.0	763.8	1,000.0	839.5	4.450%	4.447%
March 2050 notes	500.0	314.2	500.0	346.0	3.350%	3.362%
November 2050 notes	1,250.0	805.2	1,250.0	889.0	3.500%	3.528%
Total	13,384.1	11,628.8	16,200.0	14,968.2
Aggregate debt issuance costs and unamortized premium/(discount), net	(85.5)		(109.3)
Hedge accounting fair value adjustment(2)	(21.7)		(15.9)
Total	$13,276.9		$16,074.8
(1)Includes the effects of the amortization of any premium or discount and any gain or loss upon settlement of related treasury locks or forward-starting interest rate swaps utilized to hedge interest rate risk prior to the debt issuance.
(2)Amount includes the change in fair value due to changes in benchmark interest rates related to hedging $350.0 million of our August 2029 notes. Refer to Note 3, Derivative Financial Instruments, for additional information on our interest rate swap agreements designated as a fair value hedge.

The following table summarizes our long-term debt maturities as of September 27, 2026, by fiscal year (in millions):

Fiscal Year	Total
2027	$1,500.0
2028	1,076.5
2029	1,750.0
2030	928.2
2031	1,750.0
Thereafter	6,379.4
Total	$13,384.1
Note 10:    Leases
The components of lease costs (in millions):

	Year Ended
	Sep 27, 2026	Sep 28, 2025	Sep 29, 2024
Operating lease costs(1)	$1,944.4	$2,097.0	$1,723.5
Variable lease costs	1,187.6	1,245.7	1,130.7
Short-term lease costs	18.6	21.0	26.8
Total lease costs	$3,150.6	$3,363.7	$2,881.0
(1)Includes immaterial amounts of sublease income and rent concessions.
The following table includes supplemental information (in millions):

	Year Ended
	Sep 27, 2026	Sep 28, 2025	Sep 29, 2024
Cash paid related to operating lease liabilities	$1,943.9	$1,901.4	$1,672.5
Operating lease liabilities arising from obtaining ROU assets(1)	1,217.6	1,980.8	2,263.9

	Sep 27, 2026	Sep 28, 2025	Sep 29, 2024
Weighted-average remaining operating lease term(1)	8.4 years	8.6 years	8.6 years
Weighted-average operating lease discount rate(1)	3.9%	3.7%	3.4%
(1)Fiscal 2026 amounts exclude Starbucks retail operations in China that were divested during the third quarter of fiscal 2026, and fiscal 2025 amounts include leases obtained in the acquisition of 23.5 Degrees Topco Limited in the first quarter of fiscal 2025.
Finance lease assets are recorded in property, plant and equipment, net with the corresponding lease liabilities included in accrued liabilities on the consolidated balance sheets. These balances were not material as of September 27, 2026, and September 28, 2025. Finance lease costs were also immaterial for the fiscal years ended September 27, 2026, September 28, 2025, and September 29, 2024.

Minimum future maturities of operating lease liabilities (in millions):

Fiscal Year	Total
2027	$1,690.2
2028	1,535.5
2029	1,375.4
2030	1,241.3
2031	1,095.9
Thereafter	3,881.4
Total lease payments	10,819.7
Less imputed interest	(1,683.0)
Total	$9,136.7
As of September 27, 2026, we have entered into operating leases that have not yet commenced of $525.8 million, primarily related to real estate leases. These leases will commence between fiscal year 2027 and fiscal year 2030 with lease terms of 10 years to 20 years.
During the years ended September 27, 2026 and September 28, 2025, total lease costs of $309.0 million and $239.3 million were recorded in restructuring and impairments on the consolidated statements of earnings, respectively. Lease costs associated with our restructuring efforts primarily relate to the impairment of ROU assets and the closure of certain Starbucks company-operated coffeehouses and non-retail office locations. See Note 18, Restructuring and Impairments, for further discussion.
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
As of September 27, 2026, the current and long-term deferred revenue related to the Nestlé up-front payment was $177.0 million and $5.5 billion, respectively. As of September 28, 2025, the current and long-term deferred revenue related to the Nestlé up-front payment was $177.0 million and $5.6 billion, respectively. During each of the fiscal years ended September 27, 2026, September 28, 2025, and September 29, 2024, we recognized $176.5 million of prepaid royalty revenue related to Nestlé.
Changes in our deferred revenue balance related to our stored value cards and loyalty program (in millions):

Fiscal Year Ended September 27, 2026	Total
Stored value cards and loyalty program at September 28, 2025	$1,751.7
Revenue deferred - card activations, card reloads and Stars earned	15,130.7
Revenue recognized - card and Stars redemptions and breakage	(14,995.1)
Other(1)	(8.9)
Divestiture(2)	(199.7)
Stored value cards and loyalty program at September 27, 2026(3)	$1,678.7

Fiscal Year Ended September 28, 2025	Total
Stored value cards and loyalty program at September 29, 2024	$1,718.7
Revenue deferred - card activations, card reloads and Stars earned	15,245.8
Revenue recognized - card and Stars redemptions and breakage	(15,199.5)
Other(1)	(13.3)
Stored value cards and loyalty program at September 28, 2025(3)	$1,751.7
(1)“Other” primarily consists of changes in the stored value cards and loyalty program balances resulting from foreign currency translation.

(2)The decrease was a result of divesting Starbucks retail operations in China that were classified as held for sale in the first quarter of fiscal 2026 and divested in the third quarter of fiscal 2026.
(3)As of each of the fiscal years ended September 27, 2026, and September 28, 2025, approximately $1.6 billion of the respective amounts were current.
Note 12:    Equity
In addition to 2.4 billion shares of authorized common stock with $0.001 par value per share, we have authorized 7.5 million shares of preferred stock, none of which was outstanding at September 27, 2026.
During the fiscal year ended September 27, 2026 and September 28, 2025, we made no share repurchases. During the fiscal year ended September 29, 2024, we repurchased 12.8 million shares of common stock for $1.3 billion on the open market.
As of September 27, 2026, 29.8 million shares remained available for repurchase under current authorizations.
During the fourth quarter of fiscal 2026, our Board declared a quarterly cash dividend to shareholders of $0.63 per share to be paid on November 27, 2026, to shareholders of record as of the close of business on November 13, 2026.
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
Changes in AOCI by component for the fiscal years ended September 27, 2026, September 28, 2025, and September 29, 2024, net of tax, are as follows:

(in millions)	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
September 27, 2026
Net gains/(losses) in AOCI, beginning of period	$0.5	$40.9	$357.4	$(858.1)	$(459.3)
Net gains/(losses) recognized in OCI before reclassifications	(5.3)	19.7	45.5	44.5	104.4
Net (gains)/losses reclassified from AOCI to earnings	0.9	(31.7)	15.5	282.8	267.5
Other comprehensive income/(loss) attributable to Starbucks	(4.4)	(12.0)	61.0	327.3	371.9
Other comprehensive income/(loss) attributable to NCI	—	—	—	0.5	0.5
Net gains/(losses) in AOCI, end of period	$(3.9)	$28.9	$418.4	$(530.3)	$(86.9)

(in millions)	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
September 28, 2025
Net gains/(losses) in AOCI, beginning of period	$(2.3)	$70.5	$247.7	$(744.7)	$(428.8)
Net gains/(losses) recognized in OCI before reclassifications	1.9	62.2	191.3	(113.2)	142.2
Net (gains)/losses reclassified from AOCI to earnings	0.9	(91.8)	(81.6)	—	(172.5)
Other comprehensive income/(loss) attributable to Starbucks	2.8	(29.6)	109.7	(113.2)	(30.3)
Other comprehensive income/(loss) attributable to NCI	—	—	—	(0.2)	(0.2)
Net gains/(losses) in AOCI, end of period	$0.5	$40.9	$357.4	$(858.1)	$(459.3)

(in millions)	Available-for-Sale Debt Securities	Cash Flow Hedges	Net Investment Hedges	Translation Adjustment and Other	Total
September 29, 2024
Net gains/(losses) in AOCI, beginning of period	$(12.3)	$(47.5)	$243.3	$(961.7)	$(778.2)
Net gains/(losses) recognized in OCI before reclassifications	9.1	89.8	41.6	216.7	357.2
Net (gains)/losses reclassified from AOCI to earnings	0.9	28.2	(37.2)	(0.1)	(8.2)
Other comprehensive income/(loss) attributable to Starbucks	10.0	118.0	4.4	216.6	349.0
Other comprehensive income/(loss) attributable to NCI	—	—	—	0.4	0.4
Net gains/(losses) in AOCI, end of period	$(2.3)	$70.5	$247.7	$(744.7)	$(428.8)
Impact of reclassifications from AOCI on the consolidated statements of earnings (in millions):

AOCI Components	Amounts Reclassified from AOCI			Affected Line Item in the Statements of Earnings
	Year Ended
	Sep 27, 2026	Sep 28, 2025	Sep 29, 2024
Gains/(losses) on available-for-sale debt securities	$(0.8)	$(0.9)	$(1.2)	Interest income and other, net
Gains/(losses) on cash flow hedges	39.9	116.8	(29.3)	Please refer to Note 3, Derivative Financial Instruments, for additional information.
Gains/(losses) on net investment hedges	(20.9)	109.0	49.6	Interest expense
Translation adjustment (1)
Divestiture of retail operations in China	(282.8)	—	—	Net gain resulting from divestiture of certain operations
Other	—	—	0.1	Interest income and other, net
	(264.6)	224.9	19.2	Total before tax
	(2.9)	(52.4)	(11.0)	Tax (expense)/benefit
	$(267.5)	$172.5	$8.2	Net of tax
(1)Reclassification of CTA and other activities from AOCI to earnings upon sale or liquidation of foreign businesses.
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
As of September 27, 2026, there were 70.0 million shares of common stock available for issuance pursuant to future equity-based compensation awards and 8.5 million shares available for issuance under our ESPP.
Stock-based compensation expense recognized in the consolidated statements of earnings (in millions):

Fiscal Year Ended	Sep 27, 2026	Sep 28, 2025	Sep 29, 2024
RSUs	$368.6	$318.3	$308.3
Total stock-based compensation expense recognized in the consolidated statements of earnings	368.6	318.3	308.3
Total related tax benefit	54.7	47.9	57.0
Total capitalized stock-based compensation included in net property, plant and equipment on the consolidated balance sheets	$4.3	$3.6	$3.6
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
RSU transactions for the fiscal year ended September 27, 2026 (in millions, except per share and contractual life amounts):

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Nonvested, September 28, 2025	9.0	$98.89	1.2	$791
Granted	4.8	86.65
Vested	(3.1)	98.76
Forfeited/expired	(2.1)	90.23
Nonvested, September 27, 2026	8.6	$93.25	1.0	$812
As of September 27, 2026, total unrecognized stock-based compensation expense related to non-vested RSUs, net of estimated forfeitures, was approximately $253 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 1.7 years. The total fair value of RSUs vested was $305 million, $333 million, and $314 million during fiscal 2026, 2025, and 2024, respectively. For fiscal 2026, 2025, and 2024, the weighted average fair value per RSU granted was $86.65, $95.83, and $103.82, respectively.
Stock Options
We may provide stock options as a form of employee compensation, which are primarily time-vested. Stock options have not been broadly used as part of our compensation strategy in recent years. The majority of time-vested options become exercisable in four equal installments beginning a year from the grant date and generally expire 10 years from the grant date. Options granted to non-employee directors generally vest immediately or one year from grant. All outstanding stock options are non-qualified stock options. No stock options were granted during the fiscal years ended September 27, 2026, September 28, 2025, or September 29, 2024.
Stock option transactions were not material for the fiscal year ended September 27, 2026. As of September 27, 2026, all options outstanding were vested and exercisable. No options vested during fiscal 2026 or 2025. The total intrinsic value of options exercised was $14 million, $19 million, and $44 million during fiscal 2026, 2025, and 2024, respectively.
ESPP
Our ESPP allows eligible employees to contribute up to 10% of their base earnings toward the quarterly purchase of our common stock, subject to an annual maximum dollar amount. The purchase price is 95% of the fair market value of the stock on the last business day of the quarterly offering period. The number of shares issued under our ESPP was 0.6 million, 0.6 million, and 0.6 million in fiscal years 2026, 2025, and 2024, respectively.
Deferred Compensation Plan
We have a Deferred Compensation Plan for Non-Employee Directors under which non-employee directors may, for any fiscal year, irrevocably elect to defer receipt of shares of common stock the director would have received upon vesting of restricted stock units. The number of deferred shares outstanding related to deferrals made under this plan is not material.
Defined Contribution Plans
We maintain voluntary defined contribution plans, including our MDCP, both qualified and non-qualified, covering eligible employees as defined in the plan documents. Participating employees may elect to defer and contribute a portion of their eligible compensation to the plans up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws.
Our matching contributions to all U.S. and non-U.S. plans were $210.5 million, $209.6 million, and $194.4 million in fiscal 2026, 2025, and 2024, respectively.
Note 14:    Income Taxes
Components of earnings before income taxes (in millions):

Fiscal Year Ended	Sep 27, 2026	Sep 28, 2025	Sep 29, 2024
United States	$2,652.7	$1,850.1	$4,087.6
Foreign	1,188.4	657.2	882.0
Total earnings before income taxes	$3,841.1	$2,507.3	$4,969.6

Provision/(benefit) for income taxes (in millions):

Fiscal Year Ended	Sep 27, 2026	Sep 28, 2025	Sep 29, 2024
Current taxes:
U.S. federal	$303.1	$179.4	$681.2
U.S. state and local	181.8	120.4	210.9
Foreign	485.2	362.5	328.8
Total current taxes	970.1	662.3	1,220.9
Deferred taxes:
U.S. federal	237.6	30.2	10.7
U.S. state and local	5.2	(11.3)	(0.7)
Foreign	102.1	(30.6)	(23.6)
Total deferred taxes	344.9	(11.7)	(13.6)
Total income tax expense	$1,315.0	$650.6	$1,207.3
Reconciliation of the statutory U.S. federal income tax rate with our effective income tax rate for fiscal 2026 (in millions):

Fiscal Year Ended	Sep 27, 2026
Statutory rate	$806.6	21.0%
State income taxes, net of federal tax benefit (1)	146.4	3.8
Foreign tax effects (2)
China
Nonresident capital gains tax (3)	323.3	8.4
Other adjustments	11.2	0.3
Netherlands
Participation exemption on divestiture (3)	(81.5)	(2.1)
Other adjustments	1.4	—
Other foreign jurisdictions	90.4	2.4
Effect of cross-border tax laws
Residual tax on foreign earnings (3)	123.0	3.2
Foreign derived intangible income	(39.2)	(1.0)
Other	(17.9)	(0.5)
Tax credits
Foreign tax credits (2)	(85.1)	(2.2)
Other	(25.2)	(0.7)
Other adjustments	61.6	1.6
Effective tax rate	$1,315.0	34.2%
(1)     State taxes in California, Illinois, New York, New Jersey, and New York City made up the majority (greater than 50 percent) of the tax effect in this category in fiscal 2026.
(2)    Upon adoption of ASU 2023-09, foreign withholding taxes are included by jurisdiction within the Foreign tax effects category, whereas the associated foreign tax credits are included in the Tax credits category. Prior to the adoption of ASU 2023-09, foreign withholding taxes were presented net of the associated foreign tax credits generated.
(3)    These are non-recurring tax impacts resulting from the release of our remaining indefinite reinvestment assertions as well as the divestiture of Starbucks retail operations in China during fiscal 2026. Refer to Note 2, Acquisitions and Divestitures, for further discussion.

Reconciliation of the statutory U.S. federal income tax rate with our effective income tax rate for fiscal 2025 and 2024:

Fiscal Year Ended	Sep 28, 2025	Sep 29, 2024
Statutory rate	21.0%	21.0%
State income taxes, net of federal tax benefit	3.4	3.3
Foreign rate differential	0.3	0.3
Residual tax on foreign earnings	3.6	0.4
Foreign derived intangible income	(1.6)	(0.8)
Tax status change of foreign entity	(1.4)	—
Other, net	0.6	0.1
Effective tax rate	25.9%	24.3%
During fiscal 2026, we released all remaining indefinite reinvestment assertions of unremitted foreign earnings and recorded the required deferred taxes for the temporary differences between the accounting basis and tax basis in certain foreign subsidiaries and equity method investments. As of September 27, 2026, no outside basis differences remain for which a tax liability is unrecognized due to indefinite reinvestment.
Net income taxes paid by jurisdiction consisted of the following (in millions):

Fiscal Year Ended	Sep 27, 2026
U.S. federal (1)	$249.7
U.S. state and local
California	59.4
Other states	106.6
Foreign
China	105.3
Japan	62.4
Other foreign	100.6
Total income taxes paid, net of refunds	$684.0
(1) The Company’s U.S. federal payments include $136.6 million related to the purchase of transferable tax credits.
Net income taxes paid for the years ended September 28, 2025 and September 29, 2024 were $715.6 million and $1.4 billion, respectively.

Tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities (in millions):

	Sep 27, 2026	Sep 28, 2025
Deferred tax assets:
Operating lease liabilities	$2,301.1	$2,646.7
Stored value card liability and deferred revenue	1,557.5	1,593.0
Intangible assets and goodwill	318.5	355.5
Other	636.3	780.9
Total	4,813.4	5,376.1
Valuation allowance	(162.0)	(189.2)
Total deferred tax asset, net of valuation allowance	4,651.4	5,186.9
Deferred tax liabilities:
Operating lease, right-of-use assets	(2,106.8)	(2,466.8)
Property, plant and equipment	(555.7)	(641.3)
Other	(447.8)	(302.3)
Total	(3,110.3)	(3,410.4)
Net deferred tax asset (liability)	$1,541.1	$1,776.5
Reported as:
Deferred income tax assets	$1,611.9	1,826.9
Deferred income tax liabilities (included in Other long-term liabilities)	(70.8)	(50.4)
Net deferred tax asset (liability)	$1,541.1	$1,776.5
The valuation allowances as of September 27, 2026, and September 28, 2025, were primarily related to net operating losses and other deferred tax assets of consolidated foreign subsidiaries, and foreign tax credit carryforwards that may not be realized.
As of September 27, 2026, we had federal tax credit carryforwards of $94.3 million, which will begin to expire in fiscal 2030, and foreign net operating loss carryforwards of $147.1 million, of which $95.7 million have an indefinite carryforward period and the remainder will begin to expire in fiscal 2030.
Uncertain Tax Positions
As of September 27, 2026, we had $130.9 million of gross unrecognized tax benefits, of which $80.7 million, if recognized, would affect our effective tax rate. We recognized expense of $8.5 million, $8.4 million, and $8.8 million of interest and penalties in income tax expense, prior to the benefit of the federal tax deduction, for fiscal 2026, 2025, and 2024, respectively. As of September 27, 2026, and September 28, 2025, we had accrued interest and penalties of $38.8 million and $30.4 million, respectively, on our consolidated balance sheets.
The following table summarizes the activity related to our unrecognized tax benefits (in millions):

	Sep 27, 2026	Sep 28, 2025	Sep 29, 2024
Beginning balance	$119.9	$108.0	$105.0
Increase related to prior year tax positions	0.8	3.1	7.9
Decrease related to prior year tax positions	(0.7)	(0.4)	(6.4)
Increase related to current year tax positions	12.0	12.9	10.3
Decreases related to settlements with taxing authorities	(0.2)	(0.7)	(8.8)
Decrease related to lapsing of statute of limitations	(0.9)	(3.0)	—
Ending balance	$130.9	$119.9	$108.0
We are currently under examination, or may be subject to examination, by various U.S. federal, state, local, and foreign tax jurisdictions for fiscal 2018 through 2025. We are no longer subject to U.S. federal or U.S. state and local examinations for years prior to fiscal 2018 and we are no longer subject to material foreign market examinations for years prior to fiscal 2019.
During the fourth quarter of fiscal 2026, the Company received two final Notices of Proposed Adjustment (“NOPAs”) from the Internal Revenue Service (“IRS”) for fiscal 2018 and fiscal 2019. The NOPAs propose adjustments that would increase the Company’s U.S. taxable income. The Company disagrees with the NOPAs and intends to defend its positions through available administrative and judicial proceedings, as appropriate. In prior years, the Company recorded uncertain tax position reserves related to these matters and continues to believe that those reserves appropriately reflect the expected outcomes. Accordingly, the Company did not record any changes to its reserves upon receipt of the NOPAs. Although the Company believes its positions are well documented and properly supported and that adequate amounts have been reserved for potential adjustments arising from the examination, the ultimate outcome remains uncertain, and resolution of these matters could have an adverse effect on the Company’s income tax expense and net earnings in future periods.
Note 15:    Earnings per Share
Calculation of net earnings per common share (“EPS”) — basic and diluted (in millions, except EPS):

Fiscal Year Ended	Sep 27, 2026	Sep 28, 2025	Sep 29, 2024
Net earnings attributable to Starbucks	$2,526.7	$1,856.4	$3,760.9
Weighted average common shares outstanding (for basic calculation)	1,139.3	1,136.0	1,133.8
Dilutive effect of outstanding common stock options and RSUs	4.1	3.8	3.5
Weighted average common and common equivalent shares outstanding (for diluted calculation)	1,143.4	1,139.8	1,137.3
EPS — basic	$2.22	$1.63	$3.32
EPS — diluted	$2.21	$1.63	$3.31
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options, unvested RSUs and performance-based RSUs when the related performance criteria have been met, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes anti-dilutive stock options or unvested RSUs, which were immaterial in the periods presented.
Note 16:    Commitments and Contingencies
Legal Proceedings
Starbucks is involved in various legal proceedings arising in the ordinary course of business, including litigation matters associated with labor union organizing efforts and certain employment litigation cases that have been certified as class or collective actions, routine liability claims arising from alleged customer injuries, shareholder-related actions, and consumer fraud claims, but is not currently a party to any legal proceeding that management believes could have a material adverse effect on our consolidated financial position, results of operations, or cash flows. While we are closely monitoring the operational and financial impacts of labor union organizing efforts on our business, as of the date of this filing, we believe the risk of a material contingent loss associated with these litigation matters is remote. Refer to the Risk Factors in Part I, Item 1A for further discussion of potential risks to our brand and related impacts on our financial results.
Note 17:    Segment Reporting
We have three reportable operating segments: 1) North America, which is inclusive of the U.S. and Canada; 2) International, which is inclusive of China, Japan, Asia Pacific, Europe, Middle East, Africa, Latin America, and the Caribbean; and 3) Channel Development.
North America and International operations sell coffee and other beverages, complementary food, packaged coffees, single-serve coffee products, and a focused selection of merchandise through company-operated coffeehouses and licensed coffeehouses. Our North America segment is our most mature business and has achieved significant scale. Certain markets within our International operations are in various stages of development and may require more extensive support, relative to their current levels of revenue and operating income, than our North America operations.
Channel Development revenues include packaged coffee, tea, foodservice products, and ready-to-drink beverage sales to customers outside of our company-operated and licensed coffeehouses. Most of our Channel Development revenues are from product sales to, and royalty revenues from, Nestlé through the Global Coffee Alliance.
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

The accounting policies of the operating segments are the same as those described in Note 1, Summary of Significant Accounting Policies and Estimates.
Consolidated revenue mix by product type (in millions):

Fiscal Year Ended	Sep 27, 2026		Sep 28, 2025		Sep 29, 2024
Beverage(1)	$22,413.9	59%	$22,539.9	61%	$21,883.9	60%
Food(2)	7,407.7	20%	7,049.9	19%	6,749.2	19%
Other(3)	8,089.0	21%	7,594.6	20%	7,543.1	21%
Total	$37,910.6	100%	$37,184.4	100%	$36,176.2	100%
(1)     “Beverage” represents sales within our company-operated coffeehouses.
(2)     “Food” represents sales within our company-operated coffeehouses.
(3)     “Other” primarily consists of packaged and single-serve coffees and teas, royalty and licensing revenues, including from our newly formed China joint venture, beverage-related ingredients, serveware, and ready to drink beverages, among other items.
Information by geographic area (in millions):

Fiscal Year Ended	Sep 27, 2026	Sep 28, 2025	Sep 29, 2024
Net revenues (1):
United States	$28,791.9	$27,124.7	$26,707.4
China (2)	1,780.7	3,160.8	3,008.2
Other countries	7,338.0	6,898.9	6,460.6
Total	$37,910.6	$37,184.4	$36,176.2

		Sep 27, 2026	Sep 28, 2025
Long-lived assets:
United States		$15,271.6	$15,952.7
China (2)		166.7	4,276.8
Japan		2,236.0	2,383.7
Other countries (3)		3,044.2	2,024.2
Total		$20,718.5	$24,637.4
(1)Includes Channel Development segment and other net revenues.
(2)The fiscal year 2026 balances reflect the impact of divesting Starbucks retail operations in China during the third quarter of fiscal 2026.
(3)“Other countries” includes all other markets outside of those listed and our international equity method investments, including our China joint venture investment established in connection with the divestiture of Starbucks retail operations in China and conversion to a licensed joint venture model in the third quarter of fiscal 2026.
No customer accounts for 10% or more of our revenues. Revenues are shown based on the geographic location of our customers. Revenues from countries other than the U.S. and China consist primarily of revenues from Japan, Canada, and the U.K., which together account for approximately 72%, 73%, and 72% of net revenues from other countries for fiscal years 2026, 2025, and 2024, respectively.
The financial information below is presented for our reportable operating segments and Corporate and Other for the fiscal years ended September 27, 2026, September 28, 2025, and September 29, 2024.

(in millions)	North America	International	Channel Development	Corporate and Other	Total
Fiscal 2026
Total net revenues	$28,897.8	$6,744.4	$2,172.7	$95.7	$37,910.6
Product and distribution costs	8,279.3	2,520.7	1,343.4	91.8	12,235.2
Coffeehouse operating expenses	14,878.9	2,310.9	—	—	17,189.8
Other operating expenses	228.7	244.3	61.8	9.7	544.5
Depreciation and amortization expenses	1,192.6	169.5	—	121.2	1,483.3
General and administrative expenses	374.3	255.7	3.4	1,739.5	2,372.9
Restructuring and impairments	489.8	95.0	(0.1)	103.9	688.6
Total operating expenses	25,443.6	5,596.1	1,408.5	2,066.1	34,514.3
Income from equity method investees	—	42.8	252.0	—	294.8
Operating income/(loss)	$3,454.2	$1,191.1	$1,016.2	$(1,970.4)	$3,691.1
Net gain resulting from divestiture of certain operations					536.3
Interest income and other, net					145.0
Interest expense					(531.3)
Earnings before income taxes					$3,841.1

(in millions)	North America	International	Channel Development	Corporate and Other	Total
Fiscal 2025
Total net revenues	$27,373.1	$7,819.9	$1,871.7	$119.7	$37,184.4
Product and distribution costs	7,628.7	2,749.8	1,168.3	111.4	11,658.2
Coffeehouse operating expenses	13,973.3	3,085.6	—	—	17,058.9
Other operating expenses	281.6	242.0	60.2	0.8	584.6
Depreciation and amortization expenses	1,196.3	363.9	—	124.5	1,684.7
General and administrative expenses	483.3	344.3	5.8	1,783.8	2,617.2
Restructuring and impairments	653.2	82.5	1.9	154.4	892.0
Total operating expenses	24,216.4	6,868.1	1,236.2	2,174.9	34,495.6
Income from equity method investees	—	(1.8)	249.6	—	247.8
Operating income/(loss)	$3,156.7	$950.0	$885.1	$(2,055.2)	$2,936.6
Interest income and other, net					113.3
Interest expense					(542.6)
Earnings before income taxes					$2,507.3

(in millions)	North America	International	Channel Development	Corporate and Other	Total
Fiscal 2024
Total net revenues	$27,009.5	$7,338.9	$1,769.8	$58.0	$36,176.2
Product and distribution costs	7,478.0	2,575.2	1,075.4	52.0	11,180.6
Coffeehouse operating expenses	12,467.1	2,819.4	—	—	15,286.5
Other operating expenses	280.9	225.1	58.4	1.2	565.6
Depreciation and amortization expenses	1,052.4	338.3	—	121.9	1,512.6
General and administrative expenses	375.8	338.8	7.7	1,801.0	2,523.3
Total operating expenses	21,654.2	6,296.8	1,141.5	1,976.1	31,068.6
Income from equity method investees	—	3.6	297.6	—	301.2
Operating income/(loss)	$5,355.3	$1,045.7	$925.9	$(1,918.1)	$5,408.8
Interest income and other, net					122.8
Interest expense					(562.0)
Earnings before income taxes					$4,969.6
Note 18:    Restructuring and Impairments
In the fourth quarter of fiscal 2024, we announced our “Back to Starbucks” strategy, which was implemented with the goal to bring customers back to our coffeehouses and return to growth by revitalizing the coffeehouses, enhancing the customer experience, and improving efficiency. As part of the Company’s “Back to Starbucks” strategy, the following restructuring plans were approved and executed.
Fiscal 2025 Restructuring Plans
In the second quarter of fiscal 2025, we announced and executed a fiscal 2025 restructuring plan to restructure our support organization in an effort to operate more efficiently, increase accountability, reduce complexity, and drive better integration, which resulted in a reduction in our support partner workforce.
In the fourth quarter of fiscal 2025, we announced and executed an additional fiscal 2025 restructuring plan involving the closure of coffeehouses and the further transformation of our support organization. We assessed our existing coffeehouse portfolio with respect to both whether coffeehouses had a viable path to offering the physical environment consistent with the brand and a clear path to financial performance, and we closed coffeehouses that did not meet these criteria. During the years ended September 27, 2026 and September 28, 2025, 266 and 627 coffeehouses were closed, respectively.
During the years ended September 27, 2026 and September 28, 2025, we recognized pre-tax restructuring charges of approximately $105.1 million and $892.0 million, respectively, to restructuring and impairments on our consolidated statements of earnings related to our fiscal 2025 restructuring plans. These totals consist of accelerated amortization of ROU lease assets and other lease exit costs, disposal and impairment of company-operated coffeehouse assets, and employee severance, separation and other costs.
Fiscal 2026 Restructuring Plans
In the second quarter of fiscal 2026, management approved and executed a fiscal 2026 restructuring plan to relocate certain functions of our support organization to an additional office in Nashville, Tennessee, with the intention to establish a more strategic presence in the Southeast region of the United States.
In the third quarter of fiscal 2026, we announced and executed an additional fiscal 2026 restructuring plan focused on further transformation of our global support organization and non-retail facilities, as well as reducing the future operational complexity of our Starbucks Reserve and Roastery locations resulting in a reassessment and impairment of the associated asset group.
In the fourth quarter of fiscal 2026, we announced and executed an additional fiscal 2026 restructuring plan involving the further closure of coffeehouses. As part of this plan, we conducted an additional assessment of our existing North America coffeehouse portfolio and closed, or plan to close, coffeehouses that did not deliver the coffeehouse experience and financial performance expected of the brand. During the year ended September 27, 2026, 250 coffeehouses were closed.
During the year ended September 27, 2026, we recognized pre-tax restructuring charges of approximately $583.5 million to restructuring and impairments on our consolidated statements of earnings related to our fiscal 2026 restructuring plans. This total consists of disposal and impairment of company-operated coffeehouse and non-retail assets primarily associated with the impairment of Starbucks Reserve and Roastery locations, the accelerated amortization of ROU lease assets and other lease exit costs, and employee severance, separation and other costs.

The tables below present the restructuring and impairment charges by reportable operating segment and Corporate and Other (in millions):

Fiscal Year Ended September 27, 2026	North America	International	Channel Development	Corporate and Other	Total
Fiscal 2025 Restructuring plans:
Disposal and impairment of coffeehouse assets	$47.3	$(1.6)	$—	$—	$45.7
Employee severance, separation and other costs	(0.5)	6.1	(0.1)	8.4	13.9
Amortization of ROU lease assets and other lease exit costs	6.5	39.0	—	—	45.5
Total costs	53.3	43.5	(0.1)	8.4	105.1
Fiscal 2026 Restructuring plans:
Disposal and impairment of coffeehouse and non-retail facility assets (1)	261.1	17.3	—	48.4	326.8
Employee severance, separation and other costs	25.0	34.2	—	47.0	106.2
Amortization of ROU lease assets and other lease exit costs	150.4	—	—	0.1	150.5
Total costs	436.5	51.5	—	95.5	583.5
Total Restructuring and impairment costs	$489.8	$95.0	$(0.1)	$103.9	$688.6

Fiscal Year Ended September 28, 2025	North America	International	Channel Development	Corporate and Other	Total
Fiscal 2025 Restructuring plans:
Disposal and impairment of coffeehouse assets	$313.7	$39.1	$—	$—	$352.8
Employee severance, separation and other costs	103.8	39.8	1.9	154.4	299.9
Amortization of ROU lease assets and other lease exit costs	235.7	3.6	—	—	239.3
Total Restructuring and impairment costs	$653.2	$82.5	$1.9	$154.4	$892.0

Total costs incurred to date	$1,143.0	$177.5	$1.8	$258.3	$1,580.6
(1) Includes $113.0 million of ROU lease asset impairments, primarily driven by the impairment of our Starbucks Reserve and Roastery locations.

The tables below present the balance of liabilities related to the restructuring plan by major type of cost (in millions):

	Employee severance, separation and other costs	Lease exit and other related costs(1)	Total
Fiscal 2025 Restructuring plans:
Balance at September 29, 2024	$—	$—	$—
Restructuring costs incurred	299.9	239.3	539.2
Cash payments	(141.0)	(0.4)	(141.4)
Balance at September 28, 2025	158.9	238.9	397.8
Restructuring costs incurred	13.9	45.5	59.4
Cash payments	(149.4)	(163.1)	(312.5)
Divestiture(2)	(2.6)	(1.9)	(4.5)
Other(3)	(14.2)	(2.5)	(16.7)
Balance at September 27, 2026	6.6	116.9	123.5

Fiscal 2026 Restructuring plans:
Balance at September 28, 2025	—	—	—
Restructuring costs incurred	106.2	150.5	256.7
Cash payments	(55.7)	(1.0)	(56.7)
Other(3)	—	12.7	12.7
Balance at September 27, 2026	50.5	162.2	212.7
Total balance at September 27, 2026	$57.1	$279.1	$336.2
(1) The total operating lease liability balances for restructuring coffeehouse closures under the fiscal 2025 and fiscal 2026 restructuring plans was $146.8 million and $170.0 million, respectively, as of September 27, 2026, and the fiscal 2025 restructuring plan was $272.8 million as of September 28, 2025.
(2) The decrease was a result of divesting Starbucks retail operations in China during the third quarter of fiscal 2026.
(3) “Other” primarily consists of updates to accrual estimates.
As of September 27, 2026, the majority of the remaining accrued employee separation costs are reflected in accrued payroll and benefits and the remaining accrued lease-related costs are reflected in the operating lease liability on the consolidated balance sheets.
Inclusive of fiscal year 2025 and 2026 charges, the Company estimates that it will incur approximately $1.7 billion in total pre-tax restructuring charges related to the 2025 and 2026 restructuring plans. Estimated restructuring charges expected to be incurred in fiscal year 2027 include approximately $74 million of accelerated amortization of ROU lease assets and other lease exit costs and $70 million of disposal and impairment of company-operated coffeehouse assets. We anticipate completion of both the fiscal 2025 and fiscal 2026 restructuring plans and remaining coffeehouse closures by the first half of fiscal 2027.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Starbucks Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Starbucks Corporation and subsidiaries (the “Company”) as of September 27, 2026, and September 28, 2025, the related consolidated statements of earnings, comprehensive income, equity, and cash flows, for each of the three years in the period ended September 27, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 27, 2026, and September 28, 2025, and the results of its operations and its cash flows for each of the three years in the period ended September 27, 2026, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 27, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 12, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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

Potential indicators of impairment of long-lived assets – Refer to Note 1 and Note 10 to the financial statements
Critical Audit Matter Description

The Company evaluates property, plant and equipment, operating lease right-of-use (“ROU”) assets and other finite-lived assets for impairment when facts and circumstances indicate that the carrying values of such assets may not be recoverable. Long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For company-operated store (“coffeehouse”) assets, the impairment test is performed at the individual coffeehouse asset group level, which is inclusive of property, plant and equipment and lease ROU assets. Factors considered in the Company’s evaluation of potential indicators of impairment include, but are not limited to, the coffeehouse’s historical performance, the local market economics, and the business environment impacting the coffeehouse’s performance.

We identified the evaluation of potential indicators of impairment as a critical audit matter because of the significant judgments made by management in assessing potential indicators of impairment which in turn led to a higher degree of auditor judgment, subjectivity and audit effort in performing audit procedures and evaluating audit evidence relating to management’s evaluation of the coffeehouse’s historical performance, the local market economics, and the business environment impacting the coffeehouse’s performance.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the identification of indicators of impairment included the following:
•We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's processes over the evaluation of potential impairment indicators.
•We evaluated the Company's assessment of the factors considered, including the coffeehouse’s historical performance.
•We considered other events or changes in circumstances that could have been indicative of a potential impairment trigger.
•We considered available industry and economic information.
•We read board of directors’ meeting minutes for significant changes in the manner of the use of the assets or the strategy of the overall business.

/s/ DELOITTE & TOUCHE LLP
Seattle, Washington
November 12, 2026
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
During the fourth quarter of fiscal 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (September 27, 2026).
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls, and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 27, 2026.
Our internal control over financial reporting as of September 27, 2026, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Starbucks Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Starbucks Corporation and subsidiaries (the “Company”) as of September 27, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 27, 2026, of the Company and our report dated November 12, 2026, expressed an unqualified opinion on those financial statements.
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
November 12, 2026

Item 9B.Other Information
Insider Adoption or Termination of Trading Arrangements:
During the fiscal quarter ended September 27, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance
Information regarding our executive officers is set forth in Item 1 of Part I of this Report under the caption “Information about our Executive Officers.”
We adopted a code of ethics that applies to our chief executive officer, chief financial officer, chief accounting officer, controller, and other finance leaders, which is a “code of ethics” as defined by applicable rules of the SEC. This code is publicly available on our website at about.starbucks.com/corporate-governance/. If we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code to our chief executive officer, chief financial officer, chief accounting officer, or controller, we will disclose the nature of the amendment or waiver, its effective date, and to whom it applies on our website at about.starbucks.com/corporate-governance/ or in a report on Form 8-K filed electronically with the SEC at www.sec.gov.
The remaining information required by this item is incorporated herein by reference to the sections entitled “Proposal 1 - Election of Directors,” “Stock Ownership - Beneficial Ownership of Common Stock,” “Corporate Governance,” “Corporate Governance - Audit and Compliance Committee” and “Executive Compensation Governance Policies and Practices - Insider trading policy” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 17, 2027 (the “Proxy Statement”).
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

Item 13.Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to the sections entitled “Corporate Governance - Certain Relationships and Related Person Transactions” and “Corporate Governance - Director Independence” in the Proxy Statement.

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

Item 15.Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this 10-K:
1.    Financial Statements
The following financial statements are included in Part II, Item 8 of this 10-K:
•Consolidated Statements of Earnings for the fiscal years ended September 27, 2026, September 28, 2025, and September 29, 2024;
•Consolidated Statements of Comprehensive Income for the fiscal years ended September 27, 2026, September 28, 2025, and September 29, 2024;
•Consolidated Balance Sheets as of September 27, 2026 and September 28, 2025;
•Consolidated Statements of Cash Flows for the fiscal years ended September 27, 2026, September 28, 2025, and September 29, 2024;
•Consolidated Statements of Equity for the fiscal years ended September 27, 2026, September 28, 2025, and September 29, 2024;
•Notes to Consolidated Financial Statements; and
•Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
2.    Financial Statement Schedules
Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.
3.    Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
2.1	Transaction Agreement, dated as of May 6, 2018, by and between Starbucks Corporation and Nestlé S.A.	8-K	000-20322	5/7/2018	2.1
3.1	Restated Articles of Incorporation of Starbucks Corporation	10-Q	000-20322	4/28/2015	3.1
3.2	Amended and Restated Bylaws of Starbucks Corporation (As amended and restated through June 25, 2025)	8-K	000-20322	6/30/2025	3.1
4.1	Indenture, dated as of September 15, 2016, by and between Starbucks Corporation and U.S. Bank Trust Company, National Association, as trustee (as successor in interest to U.S. Bank National Association)	S-3ASR	333-213645	9/15/2016	4.1
4.2	Second Supplemental Indenture, dated as of November 22, 2017, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (3.750% Senior Notes due 2047)	8-K	000-20322	11/22/2017	4.2
4.3	Form of 3.750% Senior Notes due December 1, 2047 (included as Exhibit B to Exhibit 4.2)	8-K	000-20322	11/22/2017	4.4
4.4	Third Supplemental Indenture, dated as of February 28, 2018, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (3.500% Senior Notes due 2028)	8-K	000-20322	2/28/2018	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.5	Form of 3.500% Senior Notes due March 1, 2028 (included as Exhibit B to Exhibit 4.4)	8-K	000-20322	2/28/2018	4.4
4.6	Fourth Supplemental Indenture, dated as of August 10, 2018, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (4.000% Senior Notes due 2028 and 4.500% Senior Notes due 2048)	8-K	000-20322	8/10/2018	4.2
4.7	Form of 4.000% Senior Notes due November 15, 2028 (included as Exhibit B to Exhibit 4.6)	8-K	000-20322	8/10/2018	4.4
4.8	Form of 4.500% Senior Notes due November 15, 2048 (included as Exhibit C to Exhibit 4.6)	8-K	000-20322	8/10/2018	4.2
4.9	Fifth Supplemental Indenture, dated as of May 13, 2019, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (3.550% Senior Notes due 2029 and 4.450% Senior Notes due 2049)	8-K	000-20322	5/13/2019	4.2
4.10	Form of 3.550% Senior Notes due August 15, 2029 (included as Exhibit A to Exhibit 4.9)	8-K	000-20322	5/13/2019	4.3
4.11	Form of 4.450% Senior Notes due August 15, 2049 (included as Exhibit B to Exhibit 4.9)	8-K	000-20322	5/13/2019	4.4
4.12	Sixth Supplemental Indenture, dated as of March 12, 2020, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (2.000% Senior Notes due 2027, 2.250% Senior Notes due 2030 and 3.350% Senior Notes due 2050)	8-K	000-20322	3/12/2020	4.2
4.13	Form of 2.000% Senior Notes due March 12, 2027 (included as Exhibit A to Exhibit 4.12)	8-K	000-20322	3/12/2020	4.3
4.14	Form of 2.250% Senior Notes due March 12, 2030 (included as Exhibit B to Exhibit 4.12)	8-K	000-20322	3/12/2020	4.4
4.15	Form of 3.350% Senior Notes due March 12, 2050 (included as Exhibit C to Exhibit 4.12)	8-K	000-20322	3/12/2020	4.5
4.16	Seventh Supplemental Indenture, dated as of May 7, 2020, by and between Starbucks Corporation and U.S. Bank National Association, as trustee (2.550% Senior Notes due 2030 and 3.500% Senior Notes due 2050)	8-K	000-20322	5/7/2020	4.2
4.17	Form of 2.550% Senior Notes due November 15, 2030 (included as Exhibit B to Exhibit 4.16)	8-K	000-20322	5/7/2020	4.4

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.18	Form of 3.500% Senior Notes due November 15, 2050 (included as Exhibit C to Exhibit 4.16)	8-K	000-20322	5/7/2020	4.5
4.19	Eighth Supplemental Indenture, dated as of February 14, 2022, by and between Starbucks Corporation and U.S. Bank Trust Company, National Association, as trustee and as successor in interest to U.S. Bank National Association (3.000% Senior Notes due 2032)	8-K	000-20322	2/14/2022	4.2
4.20	Form of 3.000% Senior Notes due February 14, 2032 (included as Exhibit B to Exhibit 4.19)	8-K	000-20322	2/14/2022	4.4
4.21	Ninth Supplemental Indenture, dated as of February 16, 2023, by and between Starbucks Corporation and U.S. Bank Trust Company, National Association, as trustee and as successor in interest to U.S. Bank National Association (4.800% Senior Notes due 2033)	8-K	000-20322	2/16/2023	4.2
4.22	Form of 4.800% Senior Notes due February 15, 2033 (included as Exhibit B to Exhibit 4.21)	8-K	000-20322	2/16/2023	4.4
4.23	Tenth Supplemental Indenture, dated as of February 8, 2024, by and between Starbucks Corporation and U.S. Bank Trust Company, National Association, as trustee and successor in interest to U.S. Bank National Association (4.850% Senior Notes due 2027, 4.900% Senior Notes due 2031 and 5.000% Senior Notes due 2034)	8-K	000-20322	2/8/2024	4.2
4.24	Form of 4.850% Senior Notes due February 8, 2027 (included as Exhibit A to Exhibit 4.23)	8-K	000-20322	2/8/2024	4.3
4.25	Form of 4.900% Senior Notes due February 15, 2031 (included as Exhibit B to Exhibit 4.23)	8-K	000-20322	2/8/2024	4.4
4.26	Form of 5.000% Senior Notes due February 15, 2034 (included as Exhibit C to Exhibit 4.23)	8-K	000-20322	2/8/2024	4.5
4.27	Eleventh Supplemental Indenture, dated as of May 8, 2025, by and between Starbucks Corporation and U.S. Bank Trust Company, National Association, as trustee and successor in interest to U.S. Bank National Association	8-K	000-20322	5/8/2025	4.2
4.28	Form of 4.500% Senior Notes due May 15, 2028 (included as Exhibit A to Exhibit 4.27)	8-K	000-20322	5/8/2025	4.3
4.29	Form of 4.800% Senior Notes due May 15, 2030 (included as Exhibit B to Exhibit 4.27)	8-K	000-20322	5/8/2025	4.4

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.30	Form of 5.400% Senior Notes due May 15, 2035 (included as Exhibit C to Exhibit 4.27)	8-K	000-20322	5/8/2025	4.5
4.31	Indenture, dated as of August 23, 2007, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee	S-3ASR	333-190955	9/3/2013	4.1
4.32	Fourth Supplemental Indenture, dated as of June 10, 2015, by and between Starbucks Corporation and Deutsche Bank Trust Company Americas, as trustee (4.300% Senior Notes due June 2045)	8-K	000-20322	6/10/2015	4.2
4.33	Form of 4.300% Senior Notes due June 15, 2045 (included as Exhibit B to Exhibit 4.32)	8-K	000-20322	6/10/2015	4.4
4.34	Description of Securities	10-K	000-20322	11/15/2019	4.29
10.1*	Starbucks Corporation Employee Stock Purchase Plan — 1995 as amended and restated on April 9, 2015 to reflect adjustments for the 2-for-1 forward stock split effective on such date	10-Q	000-20322	8/1/2017	10.1
10.2*	Starbucks Corporation Executive Management Bonus Plan, as amended and restated on January 12, 2022	8-K	000-20322	1/14/2022	10.1
10.3*	Starbucks Corporation Management Deferred Compensation Plan, as amended and restated effective January 1, 2011	10-Q	000-20322	2/4/2011	10.2
10.4*	Fifth Amendment to Starbucks Corporation Management Deferred Compensation Plan	10-Q	000-20322	7/28/2020	10.1
10.5*	Starbucks Corporation Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective September 11, 2018	10-K	000-20322	11/16/2018	10.5
10.6*	Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective March 16, 2022	10-Q	000-20322	5/3/2022	10.1
10.7*	2005 Key Employee Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective November 15, 2005	10-Q	000-20322	2/10/2006	10.2
10.8*	2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan, as amended and restated effective September 11, 2018	10-K	000-20322	11/16/2018	10.9
10.9*	Form of Global Stock Option Grant Agreement for Purchase of Stock under the Key Employee Sub-Plan to the 2005 Long Term Equity Incentive Plan	10-K	000-20322	11/18/2016	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.10*	Form of Stock Option Grant Agreement for Purchase of Stock under the 2005 Non-Employee Director Sub-Plan to the Starbucks Corporation 2005 Long-Term Equity Incentive Plan	10-Q	000-20322	4/26/2016	10.2
10.11	Credit Agreement, dated June 13, 2025, among Starbucks Corporation, Bank of America, N.A., in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, N.A., Citibank, N.A., Morgan Stanley Bank, N.A. and U.S. Bank National Association, as L/C Issuers, and the other Lenders from time to time a party thereto	8-K	000-20322	6/16/2025	10.1
10.12	Form of Commercial Paper Dealer Agreement between Starbucks Corporation, as Issuer, and the Dealer	8-K	000-20322	7/29/2016	10.1
10.13*	Form of Global Key Employee Stock Option Grant Agreement for Purchase of Stock under the 2005 Long-Term Equity Incentive Plan	10-K	000-20322	11/17/2017	10.25
10.14*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Promotion - Time-Based -No Retirement Vesting) (Effective August 2022)	10-K	000-20322	11/18/2022	10.23
10.15*	Starbucks Corporation Key Employee Restricted Stock Unit Grant Agreement (New Hire - Time-Based - No Retirement Vesting) (Effective August 2022)	10-K	000-20322	11/18/2022	10.24
10.16*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Annual - Time-Based - Retirement Vesting) (Effective August 2022)	10-K	000-20322	11/18/2022	10.25
10.17*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Annual - Performance Based - Retirement Vesting) (Effective August 2022)	10-K	000-20322	11/18/2022	10.26
10.18*	Starbucks Corporation Executive Severance and Change in Control Plan effective August 31, 2022 and amended on March 22, 2023	8-K	000-20322	3/28/2023	10.10
10.19*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Performance-Based) (Effective November 2023)	10-K	000-20322	11/17/2023	10.29
10.20*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Time-Based) (Effective November 2023)	10-K	000-20322	11/17/2023	10.30

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.21*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Promotion and New Hire) (Effective November 2023)	10-K	000-20322	11/17/2023	10.31
10.22*	Offer Letter, dated August 11, 2024, by and between Starbucks Corporation and Brian R. Niccol	8-K	000-20322	8/14/2024	10.1
10.23*	Letter Agreement Amending Offer Letter, dated November 19, 2024, by and between Starbucks Corporation and Brian R. Niccol	8-K	000-20322	11/21/2024	10.1
10.24*	Offer Letter, dated February 27, 2025, by and between Starbucks Corporation and Cathy Smith	8-K	000-20322	3/4/2025	10.1
10.25*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Performance-Based) (Effective November 2024)	10-K	000-20322	11/20/2024	10.33
10.26*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Time-Based) (Effective November 2024)	10-K	000-20322	11/20/2024	10.34
10.27*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Promotion) (Effective November 2024)	10-K	000-20322	11/20/2024	10.35
10.28*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Performance Based – Retirement Vesting) (Effective November 2025)	10-K	000-20322	11/14/2025	10.30
10.29*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Performance Based – No Retirement Vesting) (Effective November 2025)	10-K	000-20322	11/14/2025	10.31
10.30*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Time Based – Retirement Vesting) (Effective November 2025)	10-K	000-20322	11/14/2025	10.32
10.31*	Starbucks Corporation Global Key Employee Restricted Stock Unit Grant Agreement (Time Based – No Retirement Vesting) (Effective November 2025)	10-K	000-20322	11/14/2025	10.33

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
19.1	Starbucks Corporation Insider Trading Policy	10-K	000-20322	11/14/2025	19.1
21	Subsidiaries of Starbucks Corporation	—	—	—	—	X
23	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—
97	Starbucks Corporation Recovery of Incentive Compensation Policy	10-K	000-20322	11/17/2023	97
101	The following financial statements from the Company’s 10-K for the fiscal year ended September 27, 2026, formatted in iXBRL: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to Consolidated Financial Statements	—	—	—	—	X
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

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
Brian R. Niccol chairman and chief executive officer

November 12, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of November 12, 2026.

	Signature	Title

By:	/s/ Brian R. Niccol	chairman and chief executive officer (principal executive officer)
Brian R. Niccol

By:	/s/ Cathy R. Smith	executive vice president, chief financial officer (principal financial officer)
Cathy R. Smith

By:	/s/ Val Bauduin	senior vice president, Corporate Finance and Development (principal accounting officer)
Val Bauduin

By:	/s/ Richard E. Allison, Jr.	director
Richard E. Allison, Jr.

By:	/s/ Andrew Campion	director
Andrew Campion

By:	/s/ Beth Ford	director
Beth Ford

By:	/s/ Jørgen Vig Knudstorp	director
Jørgen Vig Knudstorp

By:	/s/ Marissa Mayer	director
Marissa Mayer

By:	/s/ Neal Mohan	director
Neal Mohan

By:	/s/ Dambisa F. Moyo	director
Dambisa F. Moyo

By:	/s/ Daniel Servitje	director
Daniel Servitje

By:	/s/ Mike Sievert	director
Mike Sievert

By:	/s/ Wei Zhang	director
Wei Zhang